Form 10-Q
period 1996-06-29
AMTROL INC /RI/
filed 1996-08-13
CIK 853547

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the quarterly period ended:      June 29, 1996
                                     -------------

Commission file number:              0-20328
                                     -------


                                   AMTROL INC.
             (exact name of registrant as specified in its charter)

          Rhode Island                                  05-0246955
          ------------                                  ----------




                 1400 Division Road, West Warwick, RI 02893-1008
                 -----------------------------------------------
                    (Address of principal executive offices)



Registrant's telephone number, including area code:    (401) 884-6300
                                                       --------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                   Yes  X     No
                                      -----     -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.




                 7,438,506 shares of Common stock $.01 par value
                 -----------------------------------------------
                               as of June 29, 1996

                                      INDEX






                                                                                    PAGE
                                                                                    ----
PART I.       Financial Information

    Item 1.   Condensed Consolidated Balance Sheets -
                     June 29, 1996 and December 31, 1995                             1

              Condensed Consolidated Statements of Income -
                     For the Quarters and the Six Months Ended
                     June 29, 1996 and July 1, 1995                                  2

              Condensed Consolidated Statement of Shareholders' Equity -
                     For the Six Months Ended June 29, 1996                          3

              Condensed Consolidated Statements of Cash Flows -
                     For the Six Months Ended June 29, 1996 and July 1, 1995         4

              Notes to Condensed Consolidated Financial Statements                   5


    Item 2.   Management's Discussion and Analysis of Results of
                     Operations and Financial Condition                              7


PART II.      Other Information                                                      10

    Item 4.   Submission of Matters to a Vote of Security Holders

    Item 6.   Exhibits and Reports on Form 8-K

              Signatures                                                             11

AMTROL INC. AND SUBSIDIARIES
- --------------------------------------------------------------------------------

                                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (Unaudited - in thousands, except per share data)


                                                       ASSETS
                                                                                         June 29,      December 31,
                                                                                           1996            1995
                                                                                         --------      ------------
CURRENT ASSETS:
         Cash and cash equivalents .................................................     $ 3,100          $ 9,078
         Accounts receivable, less allowance for doubtful accounts .................      34,409           24,108
         Inventories ...............................................................      21,469           21,315
         Prepaid income taxes ......................................................       2,850            2,793
         Prepaid expenses and other ................................................       1,251              462
         Assets held for sale ......................................................       1,786            3,736
                                                                                         -------          -------
                  Total current assets .............................................      64,865           61,492
                                                                                         -------          -------

         Net Property, Plant and Equipment .........................................      30,488           27,933
                                                                                         -------          -------

  OTHER ASSETS:
         Cash surrender value of officers' life insurance ..........................       1,708            3,156
         Other .....................................................................       1,141            1,328
                                                                                         -------          -------
                                                                                           2,849            4,484
                                                                                         -------          -------
                                                                                         $98,202          $93,909
                                                                                         =======          =======

                                        LIABILITIES AND SHAREHOLDERS' EQUITY

  CURRENT LIABILITIES:
         Short Term Debt ...........................................................     $ 3,500          $    --
         Accounts payable ..........................................................       9,843            6,526
         Accrued expenses ..........................................................       8,143           11,105
         Accrued income taxes ......................................................       1,303              559
                                                                                         -------          -------
                  Total current liabilities ........................................      22,789           18,190
                                                                                         -------          -------

  OTHER NONCURRENT LIABILITIES .....................................................       4,666            4,902
                                                                                         -------          -------

  DEFERRED INCOME TAXES ............................................................         743              611
                                                                                         -------          -------

  SHAREHOLDERS' EQUITY:
         Preferred stock $.01 par value -
                  Authorized - 5,000,000 shares and Issued - None
         Common stock $.01 par value -
                  Authorized - 15,000,000 shares
                  Issued 7,652,706 shares in 1996 and 7,641,398 shares in 1995 .....          76               76
         Additional paid-in capital ................................................      29,177           29,083
         Retained earnings .........................................................      44,032           44,313
         Treasury stock, 214,200 shares in 1996 and 213,200 shares in 1995 .........      (3,281)          (3,266)
                                                                                         -------          -------
                  Total shareholders' equity .......................................      70,004           70,206
                                                                                         -------          -------
                                                                                         $98,202          $93,909
                                                                                         =======          =======


   The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

AMTROL INC. AND SUBSIDIARIES
- --------------------------------------------------------------------------------

                                      CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited - in thousands, except per share date)



                                                                  For the Quarter Ended        For the Six Months Ended
                                                                  ---------------------        ------------------------
                                                                  June 29,      July 1,        June 29,        July 1,
                                                                    1996         1995            1996            1995
                                                                  -------       -------        -------         -------

NET SALES ..............................................          $48,254       $47,628        $89,416         $90,790

COST OF GOODS SOLD .....................................           34,729        34,259         65,166          65,010
                                                                  -------       -------        -------         -------
       Gross profit ....................................           13,525        13,369         24,250          25,780

OPERATING EXPENSES:
       Selling .........................................            4,203         3,674          8,057           7,601
       General and administrative ......................            3,407         3,763          7,244           7,645
                                                                  -------       -------        -------         -------
       Income from operations ..........................            5,915         5,932          8,949          10,534

OTHER INCOME (EXPENSE):
       Interest expense ................................              (10)           (5)           (44)            (25)
       Interest income .................................               39            41            160             124
       License and distributorship fees ................               50            58            106             122
       Other, net ......................................               45            45             47             (18)
                                                                  -------       -------        -------         -------
             Income before provision for income taxes ..            6,039         6,071          9,218          10,737


PROVISION FOR INCOME TAXES .............................            2,310         2,367          3,549           4,187
                                                                  -------       -------        -------         -------

NET INCOME .............................................          $ 3,729       $ 3,704        $ 5,669         $ 6,550
                                                                  -------       -------        -------         -------
NET INCOME PER SHARE ...................................          $  0.49       $  0.49        $  0.75         $  0.86
                                                                  =======       =======        =======         =======

WEIGHTED AVERAGE COMMON AND COMMON EQUIVALENT SHARES
OUTSTANDING ............................................            7,640         7,619          7,563           7,594
                                                                  =======       =======        =======         =======





   The accompanying notes are an integral part of these Condensed Consolidated Financial Statements
2

AMTROL INC. AND SUBSIDIARIES
- --------------------------------------------------------------------------------

                            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                                 (in thousands)



                                                                                               Treasury  Stock
                                                             Additional                      -------------------
                                                Common        Paid-in        Retained        Number of
                                                 Stock        Capital        Earnings        Shares        Cost
                                                 -----        -------        --------        ------        ----


BALANCE, December 31, 1995 ..............         $76         $29,083         $44,313          213       ($3,266)

    Net income ..........................          --              --           5,669           --            --
    Dividend ($.05  per share) ..........          --              --          (5,950)          --            --
    Exercise of stock options ...........          --              94              --           --            --
    Repurchase of common stock ..........          --              --              --            1           (15)
                                                  ---         -------         -------          ---       -------

BALANCE, June 29, 1996 ..................         $76         $29,177         $44,032          214       ($3,281)
                                                  ===         =======         =======          ===       =======





  The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

AMTROL INC. AND SUBSIDIARIES
- --------------------------------------------------------------------------------

                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            (in thousands)

                                                                             For the Six Months Ended
                                                                             ------------------------
                                                                             June 29,         July 1,
                                                                               1996            1995
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
    Net Income .......................................................       $  5,669         $ 6,550
                                                                             --------         -------

    Adjustments to reconcile net income to net cash
       provided by operating activities -
         Depreciation and amortization ...............................          2,609           2,396
       Provision for losses on accounts receivable ...................            109              84
         Loss on sale of fixed assets ................................             30              13
         Changes in assets and liabilities -
            (Increase) decrease in assets -
               Accounts receivable, net ..............................        (10,410)         (7,068)
               Inventory .............................................           (154)         (5,224)
               Prepaid income taxes ..................................            (57)             57
               Prepaid expenses and other ............................           (789)           (398)
               Cash surrender value of officers' life insurance ......          1,448            (173)
               Other Assets ..........................................            252              13
            Increase (decrease) in liabilities -
               Accounts payable ......................................          3,317           4,569
               Accrued expenses ......................................         (2,962)         (1,476)
               Accrued income taxes ..................................            744            (263)
               Other noncurrent liabilities ..........................           (236)             48
                                                                             --------         -------
                                                                               (6,099)         (7,422)
                                                                             --------         -------
                 Net cash used by operating activities ...............           (430)           (872)
                                                                             --------         -------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sale of fixed assets ...............................          1,968              10
    Capital expenditures .............................................         (5,145)         (3,077)
                                                                             --------         -------
                 Net cash used in investing activities ...............         (3,177)         (3,067)
                                                                             --------         -------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash dividends ...................................................         (5,950)           (752)
    Repayment of long-term debt ......................................             --          (3,333)
    Issuance of notes payable ........................................          3,500           1,615
    Issuance of common stock - exercise of stock options .............             94             273
    Repurchase of treasury stock .....................................            (15)           (631)
                                                                             --------         -------
                 Net cash used in financing activities ...............         (2,371)         (2,828)
                                                                             --------         -------

NET DECREASE IN CASH AND CASH EQUIVALENTS ............................         (5,978)         (6,767)
CASH AND CASH EQUIVALENTS, beginning of period .......................          9,078           9,038
                                                                             --------         -------
CASH AND CASH EQUIVALENTS, end of period .............................       $  3,100         $ 2,271
                                                                             ========         =======

CASH PAID FOR:
       Interest ......................................................       $     57         $    78
       Income taxes ..................................................       $  2,733         $ 4,325

  The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

AMTROL INC. AND SUBSIDIARIES
- --------------------------------------------------------------------------------

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------
                                   (UNAUDITED)
                                   -----------




1.      BASIS OF PRESENTATION
        ---------------------

        In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly, in accordance with generally accepted accounting principles, the Company's financial position, results of operations and cash flows for the interim periods presented. Such adjustments consisted of only normal recurring items. The results of operations for the interim periods shown in this report are not necessarily indicative of results for any future interim period or for the entire year. These condensed consolidated financial statements do not include all disclosures associated with annual financial statements and accordingly should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10K.




2.      INVENTORIES
        -----------

        Inventories are stated at the lower of cost or market and were as follows:

                                              June 29, 1996         December 31, 1995
                                              -------------         -----------------
                                                         (in thousands)

        Raw Materials and Work in Process         $ 9,222                $ 9,822
        Finished Goods                             12,247                 11,493
                                                  -------                -------
                                                  $21,469                $21,315
                                                  =======                =======

        Inventories valued under the last-in, first-out (LIFO) cost method comprised of approximately 65.9% of the June 29, 1996 totals and 57.0% of the 1995 totals.

3.      COMMON STOCK
        ------------

        During December 1994, the Board of Directors authorized a program to purchase up to 500,000 shares of the Company's common stock. Through June 29, 1996, the Company purchased 214,200 shares at an approximate cost of $3.3 million.

AMTROL INC. AND SUBSIDIARIES
- --------------------------------------------------------------------------------

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------
                                   (UNAUDITED)
                                   -----------



4.      PROVISION FOR INCOME TAXES
        --------------------------

        The effective income tax rates used in the interim financial statements are estimates of the full year's rates. The estimated effective income tax rate is 38.5% for 1996 and 39.0% for 1995. The Company's estimated effective income tax rates are higher than the statutory U. S. Federal income tax rates primarily due to state income taxes.


5.      COMMITMENTS AND CONTINGENCIES
        -----------------------------

        On June 20, 1996, the Company entered into a compensation arrangement with its Vice Chairman which provides for certain payments in return for services provided during the next twelve months in assisting the Company in its exploration of alternatives to enhance shareholder value.

AMTROL INC. AND SUBSIDIARIES
- --------------------------------------------------------------------------------

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                  ---------------------------------------------


        RESULTS OF OPERATIONS
        ---------------------


           The following table sets forth, for the periods indicated, the percentages of the Company's net sales represented by certain income and expense items in the Company's Condensed Consolidated Statements of Income.


                                                        For the Quarter Ended   For the Six Months Ended
                                                        ---------------------   ------------------------
                                                         June 29,      July 1,   June 29,       July 1,
                                                          1996          1995       1996           1995
                                                          ----          ----       ----           ----

           Net Sales                                      100.0%       100.0%     100.0%         100.0%
           Cost of Good Sold                               72.0         71.9       72.9           71.6
                                                          -----        -----      -----          -----
           Gross Profit                                    28.0         28.1       27.1           28.4
           Operating Expenses                              15.7         15.6       17.1           16.8
                                                          -----        -----      -----          -----
           Income from Operations                          12.3         12.5       10.0           11.6
           Interest Expense                                  --           --         --             --
           Interest Income                                   .1           --         .2             .1
           Other Income, net                                 .1           .2         .1             .1
                                                          -----        -----      -----          -----
           Income before provision
                   for income taxes                        12.5         12.7       10.3           11.8
           Provision for Income Taxes                       4.8          4.9        4.0            4.6
                                                          -----        -----      -----          -----
           Net Income                                       7.7%         7.8%       6.3%           7.2%
                                                          =====        =====      =====          =====

         Net sales for the second quarter of 1996 increased by $.6 million, or 1.3%, from the same period in 1995. The net sales increase for the quarter resulted from a $2.4 million increase in water systems sales from domestic sales of water well accumulators in both the wholesale and retail channels. This increase was partially offset by decreased HVAC sales of $1.7 million primarily due to decreased sales of hot water makers and chemical containers. Export sales for the second quarter 1996 decreased $.5 million or 8% compared to same quarter in 1995 due principally to decreased sales of reverse osmosis accumulators. Net sales for the six months decreased by $1.4 million or 1.5% when compared to the first six months of 1995 due principally to decreased sales of chemical containers of $2.2 million as compared to 1995 which reflected an unanticipated pre-buy of domestic disposable containers in 1995. The decline in domestic container sales also reflects the continued transition from CFCs to new alternative refrigerants which is expected to continue until the aftermarket service demand for new refrigerant grows to previous CFC levels.

AMTROL INC. AND SUBSIDIARIES
- --------------------------------------------------------------------------------


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                  ---------------------------------------------


        The gross profit in the second quarter increased by $.2 million or 1.2% from the previous year and the margin percentage decreased to 28.0% of net sales in 1996 from 28.1% in 1995. The gross profit percentage was unfavorably affected by inefficiencies associated with assimilating production requirements from the two manufacturing facilities closed during the past nine months which was partially offset by a higher mix of domestic water systems sales which provide higher gross profit margins. For the six months, gross profit decreased by $1.5 million or 5.9% as compared to the same period in 1995, and the gross margin decreased to 27.1% of net sales in 1996 from 28.4% of net sales in 1995. This decrease resulted primarily from the cost of production interruptions associated with plant closings and inclement weather.

        Selling, General and Administrative Expenses in the second quarter of 1996 increased by $.2 million to $7.6 million and increased as a percentage of net sales to 15.7% in 1996 from 15.6% in 1995. Selling, General and Administrative Expenses increased $0.5 million during the quarter due to increased selling costs associated with DIY channel and certain increased promotional expenses partially offset by reduced administrative expenses associated with the Chairman's office. For the first six months 1996, Selling General and Administrative Expenses increased by $.1 million and increased to 17.1% of net sales in 1996 from 16.8% in 1995.

        LIQUIDITY AND CAPITAL RESOURCES
        -------------------------------

        Working Capital at June 29, 1996 was $42.1 million and the ratio of current assets to current liabilities was 2.8 to 1.0. This compares with working capital of $43.3 million and a current ratio of 3.4 to 1.0 at December 31, 1995.

        The Company experienced an increase in its Accounts Receivable balance due to the increased level of sales activity when compared to the fourth quarter of 1995 and the increase in export sales of chemical containers and sales to the retail channel both of which generally carry extended payment terms.

        During the six months ended June 29, 1996, the Company used cash flows from operating activities of $0.4 million. During this same period, the Company invested $3.2 million, net, in machinery and equipment and paid dividends of $6.0 million. Also, the Company received cash from issuing common stock related to the exercise of stock options of $0.1 million and borrowed $3.5 million against its Revolving Line of Credit facility. As a result of the foregoing, the Company's cash balance decreased by $6.0 million.

AMTROL INC. AND SUBSIDIARIES
- --------------------------------------------------------------------------------


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                  ---------------------------------------------

        The Company's total capital expenditures for 1996 are projected to be $10.5 million.

        The Company's Board also declared a special cash dividend of 70 cents per share, in addition to a regular quarterly dividend of five cents per share of common stock, both payable May 15, 1996 to shareholders of record May 6, 1996. The special dividend represents the proceeds from the completed and planned sales of real estate and other non-operating sources.

        The Company believes that its operating cash flow and available lines of credit will be adequate to fund its anticipated future capital commitments and working capital requirements.

        On April 24, 1996, the Company announced that its Board of Directors has retained Smith Barney Inc. and HSBC Securities, Inc. as financial advisors to help the Company explore strategic alternatives to enhance shareholder value, including a possible business combination, the sale of all or a portion of the Company, potential acquisitions or any other similar transactions. The Company said there can be no assurance that any transaction will result from the exploration process.

AMTROL INC. AND SUBSIDIARIES
- --------------------------------------------------------------------------------


                           PART II - OTHER INFORMATION
                           ---------------------------



ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          ---------------------------------------------------

          On June 19, 1996, the Company held its Annual Meeting of Shareholders.
          Kenneth L. Kirk, David Beretta, Stephen J. Carlotti, Herbert H.
          Jacobi, Albert W. Ondis, Lorne R. Waxlax and Hanns H. Winkhaus were elected to be the Directors of the Company. Nominee Vincent Sarni did not stand for reelection to the Board. Set forth below are the results of each matter voted upon at the Annual Meeting.


          1.      Election of Directors:

                                                  For            Withheld
                                                  ---            --------
          (a)     David Beretta                6,471,572           12,696
          (c)     Stephen J. Carlotti          6,475,068            9,200
          (c)     Herbert H. Jacobi            6,474,968            9,300
          (d)     Kenneth L. Kirk              6,475,068            9,200
          (e)     Albert W. Ondis              6,475,068            9,200
          (f)     Lorne R. Waxlax              6,474,968            9,300
          (g)     Hanns H. Winkhaus            6,475,068            9,200

          2. Ratification of the appointment of Arthur Andersen LLP as the Company's independent public accountants for the Company for the year ending December 31, 1996.

                     For         Against        Absentions     Broker Non-Votes
                     ---         -------        ----------     ----------------
                  6,477,349        4,746           2,173



ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits
                  Exhibit 10.3(a) Letter Agreement dated June 20, 1996 between Amtrol Inc. and Stephen J. Carlotti

          (b)  Reports on Form 8-K
                  None

AMTROL INC. AND SUBSIDIARIES
- --------------------------------------------------------------------------------



SIGNATURES
- ----------



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   AMTROL INC.


Date:    August 9, 1996                  By: /s/ Kenneth L. Kirk
     ----------------------                 ------------------------------------
                                         Kenneth L. Kirk
                                         Chairman of the Board



Date:    August 9, 1996                  By: /s/ Edward J. Cooney
     ----------------------                 ------------------------------------
                                         Edward J. Cooney
                                         Senior Vice President
                                         Chief Financial Officer