Form 10-Q
period 1996-09-28
AMTROL INC /RI/
filed 1996-10-22
CIK 853547

                                  FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the quarterly period ended:        September 28, 1996
                                    ------------------------

Commission file number:                 0-20328
                                    ------------------------


                                   AMTROL INC.
             (exact name of registrant as specified in its charter)

     Rhode Island                                             05-0246955
 --------------------                                     -------------------

                 1400 Division Road, West Warwick, RI 02893-1008
                 -----------------------------------------------
                    (Address of principal executive offices)



Registrant's telephone number, including area code:          (401) 884-6300
                                                          -------------------


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes  X          No
                                   ---            ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



                 7,444,220 shares of Common stock $.01 par value
                 -----------------------------------------------
                            as of September 28, 1996

                                      INDEX
                                                                         PAGE
                                                                         ----
PART I.    Financial Information

   Item 1. Condensed Consolidated Balance Sheets - September 28,
                1996 and December 31, 1995                                 1

           Condensed Consolidated Statements of Income - For the
                Quarters and the Nine Months Ended September 28,
                1996 and September 30, 1995                                2

           Condensed Consolidated Statement of Shareholders'
                Equity - For the Nine Months Ended September 28,
                1996                                                       3

           Condensed Consolidated Statements of Cash Flows - For
                the Nine Months Ended September 28, 1996 and
                September 30, 1995                                         4

           Notes to Condensed Consolidated Financial Statements            5


   Item 2. Management's Discussion and Analysis of
                Results of Operations and Financial Condition             7-11


PART II.   Other Information                                               12


   Item 6. Exhibits and Reports on Form 8-K

           Signatures                                                      13

AMTROL INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

                                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                (Unaudited - in thousands, except per share data)
                                                   ASSETS
                                                                                  September 28,   December 31,
                                                                                      1996           1995
                                                                                    --------       --------
CURRENT ASSETS:
         Cash and cash equivalents .............................................     $ 3,422        $ 9,078
         Accounts receivable, less allowance for doubtful accounts .............      30,451         24,108
         Inventories ...........................................................      22,686         21,315
         Prepaid income taxes ..................................................       1,714          2,793
         Prepaid expenses and other ............................................       1,372            462
         Assets held for sale ..................................................       1,786          3,736
                                                                                     -------        -------
                  Total current assets .........................................      61,431         61,492
                                                                                     -------        -------

         Net Property, Plant and Equipment .....................................      32,089         27,933
                                                                                     -------        -------

  OTHER ASSETS:
         Intangible Assets .....................................................         489            501
         Other .................................................................       2,633          3,983
                                                                                     -------        -------
                                                                                       3,122          4,484
                                                                                     -------        -------
                                                                                     $96,642        $93,909
                                                                                     =======        =======

                                        LIABILITIES AND SHAREHOLDERS' EQUITY

  CURRENT LIABILITIES:

         Accounts payable ......................................................     $ 9,203        $ 6,526
         Accrued expenses ......................................................       8,620         11,104
         Accrued income taxes ..................................................         865            559
                                                                                     -------        -------
                  Total current liabilities ....................................      18,688         18,189
                                                                                     -------        -------

  OTHER NONCURRENT LIABILITIES .................................................       4,669          4,903
                                                                                     -------        -------

  DEFERRED INCOME TAXES ........................................................         447            611
                                                                                     -------        -------

  SHAREHOLDERS' EQUITY:
         Preferred stock $.01 par value -
                  Authorized - 5,000,000 shares and Issued - None
         Common stock $.01 par value -
                  Authorized - 15,000,000 shares
                  Issued 7,658,420 shares in 1996 and 7,641,398 shares in 1995 .          76             76
         Additional paid-in capital ............................................      29,271         29,083
         Retained earnings .....................................................      46,772         44,313
         Treasury stock, 214,200 shares in 1996 and 213,200 shares in 1995 .....      (3,281)        (3,266)
                                                                                     -------        -------
                  Total shareholders' equity ...................................      72,838         70,206
                                                                                     -------        -------
                                                                                     $96,642        $93,909
                                                                                     =======        =======

         The accompanying notes are an integral part of these Condensed
                       Consolidated Financial Statements

AMTROL INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

                                CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                             (Unaudited - in thousands, except per share date)


                                            For the Quarter Ended      For the Nine Months Ended
                                            ---------------------      -------------------------
                                            Sept. 28,    Sept. 30,      Sept. 28,     Sept. 30,
                                              1996         1995           1996           1995
                                              ----         ----           ----           ----
NET SALES ..............................     $45,400      $43,830        $134,816      $134,620

COST OF GOODS SOLD .....................      32,852       31,480          98,018        96,491
                                             -------      -------        --------      --------
        Gross profit ...................      12,548       12,350          36,798        38,129

OPERATING EXPENSES:
        Selling ........................       4,363        3,575          12,420        11,176
        General and administrative .....       3,129        3,747          10,373        11,392
        Restructuring Charges ..........          --        1,875              --         1,875
                                             -------      -------        --------      --------
        Income from operations .........       5,056        3,153          14,005        13,686


OTHER INCOME (EXPENSE):
        Interest expense ...............        (105)         (92)           (149)         (117)
        Interest income ................          20           22             180           147
        License and distributorship fees          50           75             156           196
        Other, net .....................          37          121              84           104
                                             -------      -------        --------      --------
              Income before provision
              for income taxes .........       5,058        3,279          14,276        14,016


PROVISION FOR INCOME TAXES .............       1,947        1,279           5,496         5,466
                                             -------      -------        --------      --------

NET  INCOME ............................     $ 3,111      $ 2,000        $  8,780      $  8,550
                                             -------      -------        --------      --------

NET INCOME PER SHARE ...................     $  0.41      $  0.26        $   1.15      $   1.13
                                             =======      =======        ========      ========

WEIGHTED AVERAGE COMMON AND
COMMON EQUIVALENT SHARES
OUTSTANDING ............................       7,683        7,571           7,603         7,586
                                             =======      =======        ========      ========


         The accompanying notes are an integral part of these Condensed
                       Consolidated Financial Statements

AMTROL INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

              CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                             (Unaudited - in thousands)
                                                                   Treasury Stock
                                         Additional                --------------
                                 Common    Paid-in    Retained        Number of
                                  Stock    Capital    Earnings    Shares      Cost
                                  -----    -------    --------    ------      ----
BALANCE, December 31, 1995 ...     $76     $29,083     $44,313      213    ($3,266)

    Net income ...............      --          --       8,780       --         --
    Dividend ($.85 per share)       --          --      (6,321)      --         --
    Exercise of stock options       --         188          --       --         --
    Repurchase of common stock      --          --          --        1        (15)
                                   ---     -------     -------     ----    -------

BALANCE, September 28, 1996 .      $76     $29,271     $46,772      214    ($3,281)
                                   ===     =======     =======     ====    =======

         The accompanying notes are an integral part of these Condensed
                       Consolidated Financial Statements

AMTROL INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited - in thousands)
                                                                        For the Nine Months Ended
                                                                        -------------------------
                                                                       September 28,  September 30,
                                                                           1996           1995
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
     Net Income ....................................................      $8,780         $8,550
                                                                          ------         ------
     Adjustments to reconcile net income to net cash
         provided by operating activities -
              Depreciation and amortization ........................       3,932          3,659
              Provision for losses on accounts receivable ..........         181            148
              Loss on sale of fixed assets .........................          92              7
              Changes in assets and liabilities -
                  (Increase) decrease in assets -
                      Accounts receivable, net .....................      (6,524)        (5,164)
                      Inventory ....................................      (1,371)        (1,934)
                      Prepaid income taxes .........................       1,079            (75)
                      Prepaid expenses and other ...................        (910)          (208)
                      Other Assets .................................       1,194           (211)
                  Increase (decrease) in liabilities -
                      Accounts payable .............................       2,677          1,070
                      Accrued expenses .............................      (2,484)         1,444
                      Accrued income taxes .........................         306           (777)
                      Deferred income taxes ........................        (164)           130
                      Other noncurrent liabilities .................        (234)          (566)
                                                                          ------         ------
                                                                          (2,226)        (2,477)
                                                                          ------         ------
                           Net cash provided by operating activities       6,554          6,073
                                                                          ------         ------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from sale of fixed assets ............................       1,991             20
     Capital expenditures ..........................................      (8,053)        (4,531)
                                                                          ------         ------
                           Net cash used in investing activities ...      (6,062)        (4,511)
                                                                          ------         ------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Cash dividends ................................................      (6,321)        (1,127)
     Repayment of long-term debt ...................................          --         (4,947)
     Repayment of short term debt ..................................      (3,500)            --
     Issuance of short term debt ...................................       3,500          1,615
     Issuance of common stock - exercise of stock options ..........         188            276
     Repurchase of treasury stock ..................................         (15)          (711)
                                                                          ------         ------
                           Net cash used in financing activities ...      (6,148)        (4,894)
                                                                          ------         ------

NET DECREASE IN CASH AND CASH EQUIVALENTS ..........................      (5,656)        (3,332)
CASH AND CASH EQUIVALENTS, beginning of period .....................       9,078          9,038
                                                                          ------         ------
CASH AND CASH EQUIVALENTS, end of period ...........................      $3,422         $5,706
                                                                          ======         ======
CASH PAID FOR:
     Interest ......................................................      $  121         $  161
     Income Taxes ..................................................      $4,258         $6,079

         The accompanying notes are an integral part of these Condensed
                       Consolidated Financial Statements.

AMTROL INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------
                                   (unaudited)

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


2.   INVENTORIES
     -----------

     Inventories are stated at the lower of cost or market and were as follows:
                                                September 28, 1996      December 31, 1995
                                                ------------------      -----------------
                                                             (in thousands)
     Raw Materials and Work in Process                $ 8,655                $10,388
     Finished Goods                                    14,031                 10,927
                                                      -------                -------
                                                      $22,686                $21,315
                                                      =======                =======

     Inventories valued under the last-in, first-out (LIFO) cost method comprised of approximately 63.2% of the September 28, 1996 totals and 57.0% of the 1995 totals.

3.   COMMON STOCK
     ------------

     During December 1994, the Board of Directors authorized a program to purchase up to 500,000 shares of the Company's common stock. Through September 28, 1996, the Company purchased 214,200 shares at an approximate cost of $3.3 million.

AMTROL INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

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

6.   MERGER AGREEMENT
     ----------------

     On August 28, 1996, the Company entered into a merger agreement with AMTROL Acquisition, Inc. ("Acquisition") and AMTROL Holdings, Inc. ("Holdings") each a company formed by affiliates of The Cypress Group L.L.C. Upon the approval of the shareholders of AMTROL at a special meeting to be held on November 12, 1996, and the satisfaction of certain other conditions, Acquisition will be merged with and into AMTROL, and AMTROL will become a wholly-owned subsidiary of Holdings. Upon consummation of the merger, each share of AMTROL common stock will be converted into the right to receive $28.25 in cash, without interest thereon.

AMTROL INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

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
                                                       For the Quarter        For the Nine Months
                                                           Ended                     Ended
                                                   ---------------------     --------------------
                                                   Sept. 28,    Sept. 30     Sept. 28,    Sept. 30,
                                                     1996         1995         1996         1995
                                                     ----         ----         ----         ----
     Net Sales                                       100.0%       100.0%       100.0%      100.0%
     Cost of Good Sold                                72.4         71.8         72.7        71.7
                                                     -----        -----        -----       -----
     Gross Profit                                     27.6         28.2         27.3        28.3
     Selling, General and Admin. Expense              16.5         16.7         16.9        16.7
     Restructuring Charges                              --          4.3           --         1.4
                                                     -----        -----        -----       -----
     Income from Operations                           11.1          7.2         10.4        10.2
     Interest Expense                                  (.2)         (.2)         (.1)        (.1)
     Interest Income                                    --           --           .1          .1
     Other Income, net                                  .3           .5           .2          .2
                                                     -----        -----        -----       -----
     Income before provision for
          income taxes and extraordinary item         11.2          7.5         10.6        10.4
     Provision for Income Taxes                        4.3          2.9          4.1         4.0
                                                     -----        -----        -----       -----
     Income before extraordinary item                  6.9%         4.6%         6.5%        6.4%
                                                     =====        =====        =====       =====

     Net sales for the third quarter of 1996 increased by $1.6 million, or 3.6%, from the same period in 1995. The increase for the quarter was primarily attributable to a $2.9 million increase in domestic plumbing and heating product sales, particularly hot water maker and commercial HVAC systems products, which was partially offset by a $1.2 million decrease in sales of non-returnable chemical containers as compared to 1995. Net sales increased $.2 million, or .2%, in the first nine months of 1996 to $134.8 million from $134.6 million in the corresponding period in 1995. This increase was primarily attributable to increased sales of residential plumbing and heating products due to stronger demand in the new and replacement hydronic heating market as well as increased sales of residential well water products and increased international sales of chemical containers, offset by a weak domestic demand for chemical containers.

AMTROL INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

     Net sales attributable to the Company's water systems products increased $1.2 million (or 1.6%) in the first nine months of 1996 to $77.2 million, primarily due to increased sales of well water accumulators. Net sales attributable to the Company's HVAC products decreased $1.0 million (or 1.7%) to $57.6 million in the first nine months of 1996, primarily due to a decrease of $3.2 million in chemical container sales resulting from a prebuy of domestic chemical containers in 1995, offset by increased sales of the Company's core HVAC products. The decline in domestic sales of chemical containers for both the third quarter and first nine months of 1996 also reflects the continued transition from chloroflurocarbons ("CFCs") to new alternative refrigerant gases which is expected to continue until the aftermarket service demand for new refrigerant gases grows to previous CFC levels.

     The gross profit in the third quarter increased by $.2 million or 1.6% from the previous year and the gross margin decreased to 27.6% of net sales in 1996 from 28.2% in 1995. The gross profit percentage was adversely affected principally by inefficiencies associated with assimilating production requirements from the two plants closed during the past 12 months. For the nine months, gross profit decreased $1.3 million or 3.5% as compared to the same period in 1995, and the gross margin decreased to 27.3% of net sales in 1996 from 28.3% of net sales in 1995. This decrease was primarily due to the cost of production interruptions associated with plant closings as well as inclement weather.

     Selling, general and administrative expense, before plant closing charges of $1.9 million, in the third quarter of 1996, increased $.2 million to $7.5 million and decreased as a percentage of sales to 16.5% from 16.7% in 1995. Selling, general and administrative expense increased during the quarter primarily due to increased selling expenses associated with high sales volume during the quarter as well as certain one time promotional expenses, offset, in part, by reduced administrative expense associated with the Chairman's office. For the nine month period, selling, general and administrative expense, before plant closing charges, increased $.3 million to 16.9% of net sales in 1996 from 16.7% in 1995, due to increased selling costs associated with the Do-It-Yourself distribution channel and certain one time promotional expenses, offset, in part, by reduced administrative expenses associated with the Chairman's office.

     Income from operations for the third quarter of 1996 was flat as compared to the corresponding period of 1995, before taking into account the restructuring charges of $1.9 million related to plant closings reflected in the 1995 third quarter. For the nine months ending September 28, 1996, income from operations decreased $1.5 million (or 10.0%) to $14.0 million from $15.5 million, before the restructuring charges of $1.9 million, in the corresponding period of 1995. This decrease was due to the lower gross margin.

AMTROL INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------


     Net income for the third quarter of 1996 increased $1.1 million (or 55%) to $3.1 million from $2.0 million in the third quarter of 1995. For the nine month period ending September 28, 1995, net income increased $.2 million (or 2.3%) to $8.8 million from $8.6 million in the corresponding period in 1995. Net income for the third quarter and first nine months of 1995 reflected a restructuring charge of $1.9 million related to plant closings.

     LIQUIDITY AND CAPITAL RESOURCES
     -------------------------------

     Working Capital at September 28, 1996 was $42.7 million and the ratio of current assets to current liabilities was 3.3 to 1.0. This compares with working capital of $43.3 million and a current ratio of 3.4 to 1.0 at December 31, 1995.

     The Company experienced an increase in its Accounts Receivable balance due to the increased level of sales activity when compared to the fourth quarter of 1995 and the increase in export sales of chemical containers and sales to the retail channel both of which generally carry extended payment terms.

     Cash provided by operations was $6.6 million for the nine months ended September 28, 1996, representing an increase of $.5 million, as compared to $6.1 million for the corresponding period in 1996. The increase was primarily due to proceeds from life insurance policies and a reduction in prepaid income taxes. Also, the Company received cash from issuing common stock related to the exercise of stock options of $0.1 million and borrowed $3.5 million against its Revolving Line of Credit facility. During the nine months ended September 28, 1996, the Company invested $6.1 million, net, in machinery and equipment and paid dividends of $6.3 million including a special cash dividend of $.70 per share paid in the second quarter which represented the proceeds from the sale of the Company's Rogers, Arkansas manufacturing facility, expected proceeds from the sale of the Company's Plano, Texas facility and proceeds from life insurance policies. As a result of the foregoing, the Company's cash balance decreased by $6.0 million.

AMTROL INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                  ---------------------------------------------


     Capital expenditures for the nine months ended September 28, 1996 were $8.1 million, an increase of $3.6 million, as compared to $4.5 million for the corresponding period in 1995. These expenditures related primarily to ongoing maintenance and upgrading of the Company's Manufacturing Technology. The Company's total capital expenditures for 1996 are projected to be $10.5 million.

     The Company believes that its operating cash flow and available lines of credit will be adequate to fund its anticipated future capital commitments and working capital requirements.

     On April 24, 1996, the Company announced that its Board of Directors had retained Smith Barney Inc. and HSBC Securities, Inc. as financial advisors to help the Company explore strategic alternatives to enhance shareholder value, including a possible business combination, the sale of all or a portion of the Company, potential acquisitions or any other similar transactions.

     On August 28, 1996, the Company entered into a merger agreement with AMTROL Acquisition, Inc. ("Acquisition") and AMTROL Holdings, Inc. ("Holdings") each a company formed by affiliates of The Cypress Group L.L.C. Upon the approval of the shareholders of AMTROL at a special meeting to be held on November 12, 1996, and the satisfaction of certain other conditions, Acquisition will be merged with and into AMTROL, and AMTROL will become a wholly-owned subsidiary of Holdings. Upon consummation of the merger, each share of AMTROL common stock will be converted into the right to receive $28.25 in cash, without interest thereon.

AMTROL INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

     On October 4, 1996, the Company announced that it had restructured management in order to streamline control of manufacturing operations and to improve coordination of worldwide sales and marketing activities. The Board of Directors elected Samuel L. Daniels, Executive Vice President Sales and Marketing in charge of all marketing and sales for each of the Company's strategic business units. The Board also elected Clifford A. Peterson as Senior Vice President of Operations & Technology in charge of all manufacturing and new product development. Edward J. Cooney will continue as Senior Vice President and Chief Financial Officer. Also elected were Gerald J. Leary, Senior Vice President of the new established HVAC strategic business unit, Scott Bowers, Vice President of the Water Systems strategic business unit, Richard Meier, Vice President of Subsidiaries, and Timothy Johnson, Managing Director, Asia-Pacific Operations, each of whom will report to Mr. Daniels. In addition, the Board announced that it had elected Mary C. Richmond as Vice President of Corporate Development. The Company also announced that David Whittingham, Senior Vice President Containers and Brooks Herrick, Vice President Finance and Corporate Controller had submitted their resignations effective October 4, 1996.

AMTROL INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

                           PART II - OTHER INFORMATION
                           ---------------------------

EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

         None

     (b) Reports on Form 8-K

         Report on Form 8-K dated September 5, 1996, reporting execution of Merger Agreement dated August 28, 1996 among AMTROL Inc., A. I. Holdings, Inc. ("Holdings") and A.I. Acquisition, Inc. ("Acquisition"), a wholly-owned subsidiary of Holdings, whereby Holdings has agreed, subject to certain terms and conditions, to acquire all of the outstanding common shares of AMTROL Inc. for $28.25 per common share payable in cash, without interest, pursuant to the merger of Acquisition with and into AMTROL Inc.

AMTROL INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------


SIGNATURES
----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           AMTROL INC.


Date:   October 21, 1996                        By: /s/ Kenneth L. Kirk
     --------------------------------               ---------------------
                                                Kenneth L. Kirk
                                                Chairman of the Board



Date:   October 21, 1996                        By: /s/ Edward J. Cooney
     --------------------------------               ----------------------
                                                Edward J. Cooney
                                                Senior Vice President
                                                Chief Financial Officer