Form 10-K405
period 1996-12-31
AMTROL INC /RI/
filed 1997-04-02
CIK 853547

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1996

                                      or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

 For the Transition period from ..................... to ......................

                         COMMISSION FILE NUMBER 0-20328

                                   AMTROL INC
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

        RHODE ISLAND                                             05-0246955
(STATE OR OTHER JURISDICTION OF                               (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                               IDENTIFICATION NO.)

1400 DIVISION ROAD, WEST WARWICK, RI                                02893
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                         (ZIP CODE)

       Registrant's telephone number, including area code: (401) 884-6300
        Securities registered pursuant to Section 12(b) of the Act: NONE. Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 8, 1997, the aggregate market value of the Registrant's voting stock held by non-affiliates was none.

As of March 27, 1997, 100 shares of Common Stock $0.01 par value, of the Registrant were outstanding.

Documents Incorporated by Reference:  NONE

The Exhibit Index for this document appears on page 65 hereof.

                                    PART I

ITEM 1.  BUSINESS

OVERVIEW

      AMTROL Inc ("AMTROL" or the "Company"), is a leading designer, manufacturer and marketer of water flow and control products used in the water systems markets and selected sectors of the HVAC market. The Company's principal products include well water accumulators, hot water expansion controls, water treatment products, indirect-fired water heaters and non-returnable pressure-rated cylinders used primarily to store, transport and dispense refrigerant gases. Many of these products are based on a technology originated and developed by the Company, which uses a pre-pressurized vessel with an internal diaphragm to handle fluids under pressure.

      The Company believes that its leading market positions in its key product categories are attributable to the strength of AMTROL's brand names and product breadth, quality and innovation, as well as its marketing, distribution and manufacturing expertise. In addition, AMTROL's principal markets are highly replacement-oriented, with 60 to 70% of the Company's core business coming from replacement sales. These factors, combined with the Company's large installed base of products, have enabled AMTROL to demonstrate sales and earnings stability over the past five years, even during periods of weak domestic economic activity.

      AMTROL's brand names are among the most widely known in its markets. For example, the Company's key hot water expansion control product, the Extrol, is so widely recognized that customers frequently refer to any hot water expansion control as an "Extrol." Other well-known brand names of the Company include Well-X-Trol, Therm-X-Trol, Hot Water Maker and CHAMPION. The Company also believes that it is the recognized technology leader in virtually all of its core product lines. In many of the Company's major product lines, AMTROL's products are considered the industry standard, a key marketing advantage, because of their recognized quality and reliability.

      The Company's strong reputation and brand recognition ensure that nearly every significant wholesaler carries at least one AMTROL product. This facilitates new product introduction, effectively "pulling" the Company's new products through its distribution system. AMTROL also offers a broad range of products, including over 100 models of well water accumulators. This broad product offering allows AMTROL's customers to consolidate their suppliers and to purchase and manage inventory more efficiently. These factors have established the Company's products as a preferred brand and allow the Company to realize premium pricing on most of its branded products. During its 50-year history, the Company has built a strong franchise with wholesalers and OEMs, resulting in a broad distribution network serving more than 5,000 customers throughout North

      America. In addition, the Company has recently refocused its efforts to better serve the DIY market, a rapidly growing channel of distribution, primarily through private label arrangements with Lowe's Companies, Menards, Cotter & Company (True Value) and Ace Hardware.

      In 1996, approximately 13% of the Company's net sales were derived from international markets, and the Company is expanding internationally, especially in the fast growing Asia/Pacific region. The Company recently opened a new manufacturing facility in Singapore and intends to introduce several new products which the Company believes will be well received in international markets.


      On August 28, 1996, as a result of a five-month public auction process conducted with the assistance of AMTROL's legal and financial advisers, AMTROL entered into a merger agreement (the "Merger Agreement") with AMTROL Holdings, Inc. ("Holdings") and its wholly-owned subsidiary, AMTROL Acquisition, Inc. ("Acquisition"), providing for the merger of AMTROL with Acquisition, with AMTROL continuing as the surviving corporation (the "Surviving Corporation"). The Merger Agreement was approved at a special meeting of shareholders of AMTROL held on November 12, 1996, and Acquisition was merged with and into AMTROL on November 13, 1996 (the "Merger"). Under the terms of the Merger Agreement, each outstanding share of common stock of AMTROL, par value $.01 per share ("AMTROL Common Stock") was converted into the right to receive $28.25 in cash, without interest, and all outstanding options to acquire AMTROL Common Stock (other than options exchanged for options for Holdings common stock as described under Item 11) were canceled in exchange for cash in an amount equal to the excess of $28.25 over the per share exercise price of the canceled options, multiplied by the number of shares subject to the option. Each share of common stock of Acquisition was converted into and exchanged into one share of common stock of the Surviving Corporation, with the result that AMTROL became a wholly-owned subsidiary of Holdings, a Delaware corporation controlled by The Cypress Group L.L.C. ("Cypress").


      The aggregate consideration paid pursuant to the Merger, including amounts payable to holders of outstanding options for AMTROL Common Stock, was approximately $218.9 million (the "Merger Consideration"). The Merger Consideration, and transaction fees and related expenses of $13.8 million, were financed by an equity contribution of $69.3 million (including the exchange of options) and the proceeds from the issuance of $115 million of Senior Subordinated Notes due 2006 and $45 million in borrowings under a Bank Credit Agreement, as described under Item 7, "Management's Discussion and Analysis of Results of Operations and Financial Condition".

      The Company was incorporated in Rhode Island in 1973, and is the successor to all of the assets and liabilities of a predecessor Rhode island corporation which was incorporated in 1946. The Company's principal executive offices are located at 1400 Division Road, West Warwick, Rhode Island 02893 (telephone number: (401) 884-6300).

NEW MANAGEMENT AND BUSINESS STRATEGY

      Upon the Merger, Mr. John P. (Jack) Cashman became the Chairman, Chief Executive Officer and President of the Company. Mr. Cashman has over 30 years of general industrial management experience in the filtration, minerals, building products and pharmaceutical industries, most recently as Chairman and Co-Chief Executive Officer of R.P. Scherer Corporation, which position he resigned in March 1996. Mr. Cashman has worked closely with key members of AMTROL's management to develop a new strategic plan. To implement this new strategic plan, a new streamlined management structure has been put in place.

      Since the beginning of the fourth quarter of 1996, the Company has been executing the new strategic plan, which is designed to immediately reduce costs and capitalize on AMTROL's position as a technological and market leader. The new strategic plan consists of the following key elements: (i) reduce operating expenses, (ii) enhance sales and profitability of core product offerings, (iii) introduce new products and (iv) grow internationally.

      This Annual Report includes "forward-looking statements" within the meaning of the securities laws. All statements other than statements of historical facts included in this Annual Report regarding the Company's financial position and cost cutting and strategic plans are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from such expectations include, but are not limited to, the Company's ability to successfully implement its new business strategy and to achieve the estimated cost savings, the availability and cost of raw materials, changes in government regulation or enforcement policies, particularly related to refrigerant gases, development of competing technologies, acceptance of the Company's existing and planned new products in international markets, competition in the Company's markets, the rate of growth of developing economies and demand for the Company's products, and general economic, financial and business conditions, both domestically and internationally.


      REDUCE OPERATING EXPENSES

      The Company has initiated a series of actions designed to immediately reduce operating expenses and to establish new managerial and organizational accountability. Actions already implemented or announced are expected to generate approximately $9.4 million of permanent annual cost savings by the end of 1997 (see table below). These actions have resulted in related one-time costs of approximately $2.3 million of severance and other expenses and $2.3 million in connection with the writedown of certain assets related to the discontinuation of the 4BA product line. The cost savings estimates described herein are forward-looking statements based on management budgets. Realization of these savings depends upon the effectiveness and timing of the planned actions and there can be no assurance that such cost savings can be achieved.

                                                              TOTAL
                                                        ESTIMATED PERMANENT
          ACTIONS IMPLEMENTED OR ANNOUNCED               ANNUALIZED SAVINGS
                                                            (IN MILLIONS)

          Reduce corporate overhead expenses                   $ 4.5
          Continue to rationalize manufacturing facilities       3.0
          Reduce manufacturing costs                             1.9
                                                               -----
                                           Total               $ 9.4
                                                               =====

      REDUCE CORPORATE OVERHEAD EXPENSES. The Company believes that significant and immediate cost savings can be realized from restructuring its general and administrative staff and consolidating its three autonomous strategic business units to eliminate redundant and unnecessary functions. These actions have been substantially completed and the Company expects to realize permanent annual cost savings aggregating approximately $4.5 million, including non-personnel expense reductions commencing in 1997. As a result of the headcount reductions undertaken in 1996, the number of persons employed at corporate headquarters as of December 31, 1996 has decreased by approximately 15% since January 1, 1996. The Company estimates that one-time costs related to these measures will total approximately $2.3 million, which has been reserved for on its consolidated balance sheet as part of purchase accounting in connection with the Merger.

      CONTINUE TO RATIONALIZE MANUFACTURING FACILITIES. Since September 1995, the Company has closed two manufacturing facilities and relocated their production to remaining facilities. As a result of these plant consolidations, 125 salaried and non-salaried positions have been eliminated. The Company also discontinued its unprofitable 4BA reusable pressure-rated cylinder business in the fourth quarter of 1996 as part of its cost reduction initiatives. The Company recently introduced a new reusable pressure-rated cylinder which serves the same growing market as the 4BA product line, but has lower manufacturing costs. These actions are expected to generate permanent annual manufacturing cost savings of approximately $3.0 million. The Company recorded a $3.8 million charge to operating expense in 1995 in connection with the two plant closures. The discontinuation of the 4BA reusable pressure-rated cylinder business will result in a $2.0 million writedown of certain assets, which has been reserved for on the Company's consolidated balance sheet as part of purchase accounting in connection with the Merger.

      In addition, as part of its ongoing efforts to rationalize its manufacturing operations, the Company intends to close its Peru, Indiana facility, to relocate production of certain products to other facilities and to outsource the production of other products. The Company anticipates that this plant closure will be completed in the second quarter of 1997 and estimates the costs associated with this action will approximate $500,000, which amount has been reserved for on the Company's consolidated balance sheet. As part of its implementation of its growth strategy, the Company is also exploring the possible sale of its American Granby Inc. subsidiary, which has little strategic overlap with AMTROL's core water systems and HVAC product lines. The Company continually evaluates its manufacturing capacity to identify opportunities to further reduce manufacturing costs by maximizing production at lower cost facilities and reducing or eliminating production at higher cost facilities.

      REDUCE MANUFACTURING COSTS. The Company intends to reduce labor costs through automating certain labor-intensive manufacturing processes and redesigning existing product lines. For example, the Company is currently automating its small vessel manufacturing line in its West Warwick, Rhode Island facility. These projects are expected to generate approximately $1.9 million in permanent annual cost savings by the end of 1997. The Company has identified and intends to implement several other manufacturing improvement projects which are expected to yield additional annual savings by the end of 1998.

      ENHANCE SALES AND PROFITABILITY OF CORE PRODUCT OFFERINGS

      The Company intends to implement a series of initiatives to reinvigorate sales growth and increase profitability of its core product offerings. To accomplish this, the Company will seek agreements with major pump and boiler OEMs to incorporate AMTROL products into complete systems solutions and will modify current products to enhance appearance, facilitate installation or meet the requirements of specific domestic and international markets. The Company will also expand its efforts to educate customers about the benefits of AMTROL products. These actions are expected to increase demand for AMTROL's core products and allow AMTROL to continue to realize premium pricing and achieve a more favorable product mix, especially in international markets.

      INTRODUCE NEW PRODUCTS

      The Company intends to use new product introductions to pursue international growth, broaden existing product lines and focus on attractive niche market segments within the broader water systems and HVAC markets. AMTROL is a technological leader and historically has successfully identified trends in the market and capitalized on these trends by introducing new products. For example, in recognition of demand for an energy efficient alternative to conventional potable water heaters, AMTROL successfully developed and introduced the Hot Water Maker line of indirect-fired water heaters. Similarly, AMTROL was able to apply its pressure regulating technology to develop the Therm-X-Trol, a product designed to facilitate compliance with increasingly stringent requirements for backflow prevention systems. As a result of the Company's increased focus on research and development, AMTROL has developed several new products designed to meet the demands of both the domestic and international markets. For example, the Company is currently field testing a potable water heater that efficiently utilizes the thermal waste energy produced by air conditioning units. New products expected to be introduced in 1997 include a small pressure boosting system for International markets, a composite reverse osmosis vessel for both the domestic and International markets and an indirect-fired water heater designed for use with European wall-hung boiler units.

      EXPAND  INTERNATIONALLY

      As a result of the Company's strong brand names, broad product offerings and core water systems expertise, AMTROL is well positioned to capitalize on growing global demand for enhanced water pressure control and improved water quality and refrigerant systems. The Company believes that establishing local manufacturing and distribution facilities in international markets is critical to the Company's ability to build strong customer relationships, understand local product preferences and be price competitive while maintaining appropriate profit margins. In order to achieve the Company's goal of increasing its international presence, the Company has been pursuing and intends to continue to selectively pursue joint ventures, OEM alliances and acquisitions. The Company will focus its international expansion on the target markets of the Asia/Pacific region and Europe and, to a lesser extent, Latin America/Mexico.

      ASIA/PACIFIC. In the developing economies of the Asia/Pacific region, rapid economic growth and the emergence of a middle class has spurred demand in many markets served by AMTROL products. For example, economic development and the commercial building boom underway in Asia are fueling demand for air conditioning and refrigeration equipment which in turn increases demand for refrigerant gas pressure-rated cylinders. New commercial high-rise structures also require potable water pressure boosting systems and expansion control products for chilled-water air conditioning systems. In addition, as Asian consumers achieve higher living standards, they are demanding residential water pressure boosting and water treatment systems because municipal water supplies often lack the pressure required to operate modern appliances such as dishwashers or washing machines and fail to meet acceptable standards for clean and safe water. Consequently, this region represents a large potential market for the Company's pressure-rated cylinders for refrigerant gases, water control systems and water treatment products. To better serve these markets, AMTROL has increased the number of distributors in this region from 12 to 45 over the past two years and commenced manufacturing at its Singapore facility in October 1996.

      EUROPE. In Europe, the large hydronic heating market (believed by the Company to be ten times the size of the U.S. market) and the general lack of adequate water pressure in municipal systems represent excellent opportunities for the Company in light of its core products expertise. The Company's brand names are already well recognized in Europe.

      The Company plans to apply its technical expertise to the special needs of the European market. For example, the Company is currently in general discussions with leading European OEMs for developing an indirect-fired water heater designed for use with European wall-hung boiler units. The Company plans to accelerate European growth through selective acquisitions, strategic joint ventures or distribution agreements.

      LATIN AMERICA/MEXICO. Because the market dynamics in emerging Latin American and Mexican economies are comparable to those of the Asia/Pacific region, the Company intends to pursue a similar strategy to accelerate growth. AMTROL has taken preliminary steps towards increasing its presence by initiating a licensing program with local distributors and pump manufacturers to build and sell water pressure boosters utilizing AMTROL's accumulators. The Company intends to establish local sales, distribution and service capability in this region, which will enable the Company to better service its existing customers and provide a base for new business.

PRODUCTS AND MARKETS

      The Extrol, the first product to utilize the technology developed by AMTROL for handling fluid under pressure in hydronic heating systems, redefined the standards for controlling the expansion of water in these systems. Older systems consisted simply of a vessel containing air, resulting in excessive pressure, less efficiency and excessive corrosion. AMTROL developed a technology which uses a flexible diaphragm inside a pre-pressurized vessel to maintain the separation of air and water in the vessel, and has applied this technology in both water systems products and HVAC products.

      WATER SYSTEMS PRODUCTS

      AMTROL's net sales of its water systems products accounted for approximately $96.3 million (or 56.4%) of the Company's total net sales in 1996. These products consist primarily of water accumulators and related accessories for residential and commercial well water systems and systems and components for residential water softening and purification.

      WELL WATER SYSTEMS. AMTROL produces and sells well water accumulators for both residential and commercial applications under the brand names Well-X-Trol and CHAMPION, as well as under several private label programs. Virtually all of the water accumulators sold by the Company incorporate an internally mounted rubber diaphragm that seals an air charge and allows pressure to increase as water fills the plastic lined vessel. This design serves to control pressure while maintaining the separation of air and water in the vessel, thereby eliminating water logging (absorption of air into water) as well as reducing wear on switches, pump motors and other system components caused by unnecessary on/off cycling. A typical well water system consists of a submersible or jet pump located in the well water that is attached to an AMTROL pre-pressurized vessel.

      The pre-pressurized vessel is connected to the plumbing system in order to provide water on demand at a constant pressure. As the water level and pressure in the vessel lowers, the diaphragm flexes, which in turn causes the pump to cycle on until a sufficient level of water pressure is achieved in the system. The Company also provides a complete line of water systems accessories.

      WATER TREATMENT/FILTRATION PRODUCTS. AMTROL offers a range of products to meet increasing global demand for improved water quality and water pressure. AMTROL manufactures and markets water softeners, reverse osmosis accumulators and other related systems that may be utilized to purify or treat residential municipal-supplied and well water. The Company also manufactures and markets products that address the need to boost water pressure in many domestic and international locations where the available pressure is not adequate.

      HVAC PRODUCTS

      AMTROL's net sales to selected sectors of the HVAC market, which include net sales of products such as expansion accumulators, water heaters and pressure-rated cylinders for refrigerant gases, accounted for approximately $74.5 million (or 43.6%) of the Company's total net sales in 1996. AMTROL's residential HVAC products include expansion vessels for heated water, potable water heaters and other accessories used in residential HVAC systems. AMTROL's commercial HVAC products are substantially identical in function to those used in residential applications, with the most significant difference being variations required by design codes to meet the higher operating pressures of larger systems. AMTROL's pressure-rated cylinders for refrigerant gases are used in the storage, transport and dispensing of gases used in air conditioning and refrigeration systems.

      EXTROLS. Extrol expansion accumulators, the first AMTROL product line to incorporate the Company's diaphragm technology for handling fluid under pressure, are used in conjunction with hydronic heating systems, which provide heat by circulating hot water through baseboard piping and radiators. The Extrol product eliminates the corrosive effects of oxygen in the heating system and eliminates problems related to hot water expansion by allowing the volume of water to increase as the temperature of the water increases within a closed system, preventing operating problems resulting from excessive or deficient water pressure in the system.

      THERM-X-TROLS. Therm-X-Trols accumulate expanded hot water escaping from potable water heaters that has been prevented from flowing back into the public water supply by backflow prevention devices. In response to the Clean Water Act of 1984 certain jurisdictions established local codes to require owners of commercial and residential buildings to install backflow prevention devices in order to prevent the contamination of the public water supply. Local codes adopted by organizations that set standards for approximately 90% of the United States also require a separate device to handle the expanded water prevented from flowing back into the public water supply. The principal alternatives are relief valves, which permit water to drain inside the building, and thermal expansion accumulators, such as the Therm-X-Trol, which capture the water. Therm-X-Trol satisfies these code requirements, as well as the codes of cities that specifically require a thermal expansion accumulator. Additionally, the two largest domestic water heater manufacturers will void their warranties if thermal expansion accumulators are not used in conjunction with their products where backflow prevention devices are installed.

      INDIRECT-FIRED WATER HEATERS. In response to market demands for energy conservation, AMTROL has developed a line of indirect-fired residential and commercial water heaters, which it manufactures and distributes under the brand name Hot Water Maker. Used in conjunction with a new or existing boiler installed to heat living and work areas, these water heaters offer an alternative to conventional gas and electric potable water heaters and tankless coils by generating hot water through the use of heat exchangers and circulators which circulate heated water from the boiler through a coil in the core of the water heater's reservoir. Hot Water Makers are sold for use in both commercial and residential applications. In addition to selling products under its own brand name, AMTROL is presently pursuing an OEM partnership strategy in this business whereby the Company supplies hydronic products manufacturers with private branded indirect-fired water heaters.

      REFRIGERANT CYLINDERS. AMTROL is one of two significant manufacturers of non-returnable pressure-rated cylinders used in the storage, transport and dispensing of refrigerant gases for air conditioning and refrigeration systems. These gases include chlorofluorocarbons ("CFC's") and hydrochlorofluorocarbons ("HCFC's"), as well as newly developed alternative refrigerants designed to mimic the desirable characteristics of CFC's and HCFC's. The Montreal Protocol on Substances that deplete the Ozone Layer (to which 140 countries are signatories) required the phase out of CFC production by the end of 1995 and established an HCFC consumption limit beginning January 1, 1996, with a complete phase out of HCFC's by 2030. The United States has accelerated the HCFC phase out, requiring the phase out of certain HCFC's by 2003, others by 2020 and the remainder by 2030. During the past three years, these regulatory phase outs and consumption limits on CFC's and HCFC's have created disruptions in the market and have resulted in uneven and less predictable demand for the Company's pressure-rated cylinders. These conditions may continue during the transition to new alternative refrigerant gases until the aftermarket service demand for the new alternative refrigerant gases grows to previous CFC levels. However, the Company believes that the increasing use of refrigeration and air conditioning in developing nations will generate increased international sales of refrigerant gas cylinders.

DISTRIBUTION AND MARKETING

      AMTROL's principal channel of distribution is plumbing, heating and pump specialty wholesalers. The Company maintains its presence in the United States and Canadian wholesale markets through a network of approximately 40 independent firms that represent multiple manufacturers, arranging sales on a commission basis, as well as approximately 20 salaried direct sales professionals. To service its customers with greater efficiency, the Company has streamlined its representative network and, through consolidation of multiple lines of business, has brought a broader range of products to its wholesalers. The Company also provides certain of its products to the DIY market segment through a separate sales force and marketing division to better service this rapidly growing segment. AMTROL has private label arrangements with Lowe's Companies, Menards, Cotter & Company (True Value) and Ace Hardware.

      At its Education Center, which is an integral part of the Company's marketing organization, and at Company-sponsored seminars throughout the United States and selected international locations, AMTROL provides education and training to wholesalers, contractors and engineers, independent sales representatives and their employees to assist them in understanding the technical aspects of their respective customers' requirements and AMTROL's product lines. By educating customers about the benefits of AMTROL's products, the Company's products are effectively "pulled" through its distribution system. During 1996, over 2,000 customers and contractors attended technical programs at the Company's Education Center.

      AMTROL's major customers for reusable refrigerant gas cylinders are wholesale distributors who sell the products to service providers and refrigerant recovery equipment manufacturers. Non-returnable refrigerant pressure-rated cylinders are also sold to major chemical companies, which produce and package refrigerant gases, and to independent contractors that purchase bulk refrigerants and fill the cylinders.

      No single customer represented more than 5% of the Company's net sales in 1996.

INTERNATIONAL SALES

      Sales in geographic regions outside of the United States and Canada, primarily Western Europe, Asia and Mexico, accounted for 13.0%, 13.2% and 12.6% of the Company's total net sales in fiscal years 1994, 1995 and 1996, respectively. The majority of these sales were refrigerant gas pressure-rated cylinders sold into Europe. In 1995, AMTROL believes that its international business was adversely affected by depressed economic conditions in Mexico and Europe.

      Historically, the Company's international expansion efforts were hampered by the lack of an international manufacturing presence and competitively priced AMTROL products suitable for use in international markets. To address these issues, the Company recently commenced manufacturing activities at its Singapore facility and has developed new products and modified existing products for use in specific international markets. The

      Singapore facility will enable AMTROL to better service its existing customers and will provide a base for new business in the Asia/Pacific region. The local manufacturing presence will allow the Company to more effectively compete in the Asia/Pacific region. The Singapore facility commenced manufacturing non-returnable pressure-rated cylinders in October 1996. The plans to focus on international expansion as a key part of its strategy. See "--New Management and Business Strategy--Expand Internationally."

      Over the last two years, AMTROL has opened international sales offices in Hong Kong and Singapore and plans to establish a sales office in Europe in 1997. In addition to these initiatives, AMTROL is building its own distribution networks in the Asia/Pacific region and Latin America/Mexico. To further penetrate European markets, AMTROL is selectively pursuing acquisitions and distribution, OEM and manufacturing alliances.

MANUFACTURING, RAW MATERIALS AND SUPPLIERS

      The Company manufactures water systems and HVAC products using components produced in its own facilities, as well as those of outside suppliers. To assure quality in its product lines and to enable the Company to respond quickly to changing market demands, AMTROL manufactures most critical components in its own facilities. The Company has a "Continuous Improvement Program" for quality control directed at producing higher yields, lower controllable costs per unit, higher order fill rates, better on-time delivery and decreased warranty claims. AMTROL believes it has developed substantial manufacturing expertise related to its technology and its expertise in high quality, low cost manufacturing. This expertise, combined with its extensive knowledge of the manufacturing tolerances required to handle fluids under pressure, provides a competitive advantage. Principal manufacturing processes include thin-wall steel deep drawing, welding and rubber injection molding.

      The Company's engineering and development efforts are focused on developing new products and processes, adapting existing products for new applications and improving the performance, quality and manufacturing cost of its products.

      Due to significant productivity gains achieved at its principal manufacturing facilities, decisions were made to close two production facilities which were no longer necessary. The Company's Plano, Texas plant ceased operations in September 1995 and the Rogers, Arkansas plant ceased operations in April 1996. Certain equipment from the Plano, Texas plant was refurbished and redeployed in the company's new Singapore manufacturing facility.

      In addition to its ongoing facilities rationalization program, AMTROL has implemented a significant capital improvement program with the intention of further reducing manufacturing costs. During 1996, the Company spent $10.9 million on capital expenditures. Most significantly, the Company has spent approximately $2.4 million to automate the small diameter vessel production line in West Warwick, Rhode Island, and $2.1 million in conjunction with the opening of its Singapore facility.

      AMTROL's three principal export manufacturing facilities hold ISO 9001 Certification, the most complete certification in the ISO 9000 Series from the International Organization for Standardization ("ISO"). ISO certification requires periodic audits of AMTROL's systems for product design, development, production, installation and servicing, and has become the international standard of quality required for manufacturers serving the European Economic Community, Southeast Asia, the Middle East and Latin America.

      Raw material suppliers generally offer commodities used by the Company, such as steel, synthetic rubber and plastic resins, to all manufacturers on substantially similar terms. Significant increases in raw material prices can adversely impact margins if the Company is unable to pass on such increases to its customers. In 1995, the Company experienced increased raw material costs, particularly steel and corrugated paper, which it was unable to offset and, as a result, its gross margin was adversely impacted. During 1996, the Company has experienced reductions in raw material prices offsetting many of the increases experienced in the prior year. Manufacturers of component parts also generally offer their products to others on substantially similar terms. Although certain components are only available from a limited number of manufacturers, the Company anticipates that it will be able to purchase all of the components it requires without disruption. The Company believes that its relationships with its suppliers are good.

SEASONALITY; BACKLOG

      Although AMTROL's sales are related to economic activity generally and sales of certain of its products are seasonal, its overall business is not seasonal to any significant extent. Due to the generally short lead time in orders, the Company historically has not carried any material backlog.

PATENTS, TRADEMARKS AND LICENSES

      While the Company owns a number of patents that are important to its business, the Company believes that its position in its markets depends primarily on factors such as manufacturing expertise, technological leadership, superior service and quality and strong brand name recognition, rather than on patent protection. The Company believes that foreign and domestic competitors have been unable to match the quality of AMTROL's branded products. The Company licenses certain of its technology to manufacturers in the Asia/Pacific region.

      The Company also has a number of registered and unregistered trademarks for its products. The Company believes the following registered trademarks, which appear on its products and are widely recognized in its markets, are material to its business: the AMTROL(R) name, Well-X-Trol(R), Therm-X-Trol(R), Extrol(R), Hot Water Maker(R) and CHAMPION(R).

COMPETITION

      Although the Company experiences substantial competition from a limited number of competitors in each of its markets, the Company believes that it is a market leader in its core products. The principal means of competition in the water systems products and HVAC markets are technology, quality, service and price. AMTROL brand name products generally compete on the basis of technology, quality, service and product line breadth and generally do not compete on the basis of price. No single company competes with AMTROL over a significant number of its product lines. As the Company expands into international markets, it may experience competition from local companies.

EMPLOYEES

      As of December 31, 1996, the Company had approximately 915 employees, none of whom were represented by collective bargaining units. AMTROL considers relations with its employees to be good.

ENVIRONMENTAL MATTERS

      Some of the Company's operations generate waste materials that may give rise to liability under environmental laws. Some risk of environmental and other damage is inherent in these operations, and certain of the Company's operations have been named a party in government enforcement and private actions associated with hazardous waste sites (including several sites under the federal Comprehensive Environmental Response, Compensation and Liability Act, known as "Superfund") and, in several matters, have been identified as being potentially responsible for a share of cleanup costs associated with such sites. Based upon the Company's experience in such matters, the amount of hazardous waste shipped to such sites attributable to the Company and the status of settlement proceedings, the Company estimates that its share of the aggregate cleanup costs for all of these sites will not be material. In addition, the Company is in the process of remediating contaminants discovered at its Plano, Texas facility, but does not anticipate that the costs associated with such remediation will be material. There can be no assurance that such liability arising from, for example, contamination at facilities the Company (or an entity or business the Company has acquired or disposed of) currently owns or operates or formerly owned or operated, or locations at which wastes or contaminants generated by the Company (or an entity or business the Company has acquired or disposed of) have been disposed of, will not arise or be asserted against the Company or entities for which the Company may be responsible in a manner that could materially and adversely affect the Company.

            The Company monitors and reviews its procedures and policies for compliance with environmental laws. Based upon the Company's experience to date, the Company operates in substantial compliance with environmental laws, and the cost of compliance with existing regulations is not expected to have a material adverse effect on the Company's results of operations, financial condition or competitive position. However, future events, such as changes in existing laws and regulations or enforcement policies, may give rise to additional compliance costs which could have a material adverse effect on the Company's results of operations, financial condition or competitive position.

ITEM 2.     PROPERTIES

            The following table sets forth information regarding the Company's principal properties each of which is owned by the Company unless otherwise indicated:

LOCATION           SQUARE FOOTAGE              PRINCIPAL USE
--------           --------------              -------------
                   (approximate)
West Warwick, RI       270,000      Corporate Headquarters, Manufacturing
                                       All AMTROL Product Lines, Education Center
Nashville, TN          121,600      Manufacturing Water Systems Products and
                                       Pressure-rated Cylinders
Peru, IN                60,600      Manufacturing Pumps, HVAC Products and
                                       Accessories (Residential and Commercial)
Baltimore, MD           37,000      Manufacturing Metal Stampings
Liverpool, NY(a)        68,000      Distribution of Water Systems Products and
                                       Accessories for Irrigation, Pools/ Spas, HVAC
Lithonia, GA(a)         30,000      Distribution of Water Systems Products and
                                       Accessories for Irrigation, Pools/ Spas, HVAC
Paducah, KY             46,300      Manufacturing Pressure-rated Cylinders
Ashland, OH(a)          37,000      Manufacturing Water Treatment/Filtration Products
Mansfield, OH(a)        45,000      Distribution Center for Do-It-Yourself Market
Singapore(a)            30,000      Manufacturing Pressure-rated Cylinders;
                                       Sales Office for Southeastern Asia
Hong Kong(a)               600      Sales Office for Northern Asia
Antwerp, Belgium(b)         --      Distribution
Kitchener, Ontario(a)   18,400      Distribution
Plano, TX               40,000      Held for Sale
                        ------
     TOTAL             804,500
                       =======

(a) Leased facilities

(b) The distribution center in Antwerp operates under a lease for space on an as-needed basis.

            AMTROL believes that its properties and equipment are generally well maintained, in good operating condition and adequate for its present needs. The Company regularly evaluates its manufacturing requirements and believes that it has sufficient capacity to meet its current and anticipated needs. The inability to renew any short-term real property lease would not have a material adverse effect on AMTROL's results of operations.

ITEM 3.     LEGAL PROCEEDINGS

            From time to time, the Company is named as a defendant in legal actions arising in the normal course of business. The Company is not a party to any pending legal proceeding the resolution of which management believes will have a material adverse effect on the Company's results of operations or financial condition or to any pending legal proceedings other than ordinary, routine litigation incidental to its business. See "Item 1, Business--Environmental Matters."

ITEM 4.     SUBMISSION OF MATTERS TO SECURITY HOLDERS

            On November 12, 1996 the Company held a Special Meeting of Shareholders. Set forth below are the results of each matter voted upon at the Special Meeting:

            PROPOSAL 1. Amendment to Articles of Incorporation. To consider and vote upon a proposal to adopt an Amendment to the Amended and Restated Articles of Incorporation of the Company (the "Articles") which would amend Article Sixth, Section D of the Articles, in contemplation of the Merger, to exclude the Merger from the definition of "business combination" in order that the Merger need only be approved by holders of a majority of the outstanding AMTROL Common Stock.

                           For         Against     Abstentions
                           ---         -------     -----------
                          6,327,038      8,868       31,300


            PROPOSAL 2. The Merger. To consider and vote upon a proposal to approve the Merger Agreement, dated as of August 28, 1996 (the "Merger Agreement"), by and among AMTROL, Holdings and Acquisition, pursuant to which, among other matters, Acquisition will merge with and into AMTROL (the "Merger") and each share of AMTROL Common Stock, will be converted into the right to receive $28.25 in cash, without interest thereon.

                             For         Against    Abstentions
                             ---         -------    -----------
                          6,347,586      1,668       17,952

                                     PART II


ITEM  5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS

            All of the Common Stock of the Company is owned by Holdings; thus, no trading market exists for such stock. Similarly, all of the common stock of Holdings is held by affiliates of Cypress and certain officers of the Company, and no trading market exists for such stock. See Item 12, "Security Ownership of Certain Beneficial Owners and Management".

            Prior to the Merger, AMTROL Common Stock was traded on The Nasdaq Stock Market's National Market ("Nasdaq National Market") under the symbol "AMTL". The following table sets forth the high and low prices per share of AMTROL Common Stock on the Nasdaq National Market with respect to each quarterly period since January 1, 1995 through the effective date of the Merger.

                                                            High        Low
                                                            ----        ---
                  Fiscal 1995
                        Quarter ended April 1, 1995          17 3/4     14 3/4
                        Quarter ended July 1, 1995           20 5/16    15 3/4
                        Quarter ended September 30, 1995     19 3/8     15 3/4
                        Quarter ended December 31, 1995      18         14 1/2

                  Fiscal 1996
                        Quarter ended March 30, 1996         18 1/2     14 1/4
                        Quarter ended June 29, 1996          24 1/4     16 1/2
                        Quarter ended September 28, 1996     27 3/4     19 1/2
                        Quarter ended December 31, 1996      28 3/8     27 1/2
                           (through November 12, 1996)

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

The selected consolidated financial data presented below for and as of each of the years and periods in the five-calendar-year period ended December 31, 1996 have been derived from the Consolidated Financial Statements of the Company, including the related notes thereto, which have been audited by Arthur Andersen LLP, independent certified public accountants. The selected consolidated balance sheet data for November 12, 1996 have been derived from unaudited consolidated financial statements of the Company which, in the opinion of management, include all adjustments (consisting only of normal recurring items) necessary for a fair and consistent presentation of such data. The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and with the Consolidated Financial Statements of the Company, including the related notes thereto, appearing elsewhere in this Prospectus.

                                         ---------------------PREDECESSOR COMPANY---------------------
                                                                                                         SUCCESSER
                                                                                             PERIOD       COMPANY
                                                                                              ENDED     PERIOD ENDED
                                                       YEAR ENDED DECEMBER 31,            NOVEMBER 12,  DECEMBER 31,
                                            1992        1993           1994       1995        1996         1996
                                            ----        ----           ----       ----        ----         ----
                                                              (In Thousands, except ratio data)
STATEMENT OF OPERATIONS DATA:
   Net sales                             $ 148,462   $ 164,295      $ 173,472   $172,454   $ 152,193     $ 18,628
   Cost of goods sold                      103,521     116,180        123,184    124,303     110,582       15,108(e)
                                         ---------   ---------      ---------   --------   ---------     --------

         Gross profit                       44,941      48,115         50,288     48,151      41,611        3,520

   Selling, general and
     administrative expenses                28,731      29,099         30,402     29,943      25,796        3,508
   Amortization of goodwill                     --          --             --         --          --          313
   Plant closing charges                        --          --             --      3,825          --           --
   Capitalized in-process research
   and development                              --          --             --         --          --        1,000
                                         ---------   ---------      ---------   --------   ---------     --------

         Income (loss) from operations      16,210      19,016         19,886     14,383      15,815       (1,301)

   Interest income (expense), net           (2,677)       (805)            (7)        60          53       (2,224)
   License and distributorship fees            283         254            254        258         181           25
   Other income (expense), net                (534)       (141)          (179)        65        (175)         (99)
                                         ---------   ---------      ---------   --------   ---------     --------

         Income (loss) before
         provision for income taxes
         and extraordinary item             13,282      18,324         19,954     14,766      15,874       (3,599)

   Provision (benefit) for income taxes      5,090       7,149          7,683      5,681       6,152       (1,310)
                                         ---------   ---------      ---------   --------   ---------     --------

         Income (loss) before
         extraordinary item                  8,192      11,175         12,271      9,085       9,722       (2,289)

   Extraordinary item                           --        (911)(a)         --         --          --           --
                                         ---------   ---------      ---------   --------   ---------     --------

         Net income (loss)               $   8,192   $  10,264      $  12,271   $  9,085   $   9,722     $ (2,289)
                                         =========   =========      =========   ========   =========     ========

OTHER DATA:
   Depreciation and amortization         $   4,349   $   4,520      $   4,330   $  4,673   $   4,586     $    598
   Capital expenditures                      2,849       7,382          4,902      5,492       9,260        1,662
   EBITDA(b)                                20,842      23,790         24,470     23,139      20,582         (678)
   Ratio of earnings to fixed                 5.3x       16.3x          38.0x      41.5x       42.6x           --
   charges(c)

BALANCE SHEET DATA (AT PERIOD END):

   Working capital                       $  20,833   $  28,454      $  37,293   $ 43,303   $  41,778     $ 35,143
   Total assets                             74,499      82,612         91,634     93,909      96,280      255,193
   Long-term debt, less current
     installments                           29,676       3,333(d)       2,381         --          --      159,175
   Shareholders' equity                     16,656      53,017(d)      64,174     70,206      73,783       67,037


(a) Reflects an extraordinary loss of $1.5 million ($.9 million net of tax benefits) in 1993 from the early extinguishment of debt.

(b) EBITDA represents income (loss) from operations before plant closing charges, plus depreciation and amortization and license and distributorship fees. EBITDA is presented because it is a widely accepted indicator of a company's ability to incur and service indebtedness. EBITDA (subject to certain adjustments) will be used to determine compliance with certain covenants in the Indenture. EBITDA, however, should not be considered as an alternative to net income, as a measure of the Company's operating results, or as an alternative to cash flow, as a measure of liquidity.

(c) For purposes of this computation, earnings represent net income before extraordinary item, income taxes, plant closing charges and fixed charges. Fixed charges consist of interest expense, capitalized interest, the interest component of operating leases and amortization of deferred financing costs. The earnings for the period ended December 31, 1996 are inadequate to cover fixed charges by $3.6 million.

(d) The Company completed an initial public offering in 1993 of its common stock and used the net proceeds to reduce its indebtedness.

(e) Reflects a $1.0 million charge related to the upward revision of the Company's workers' compensation reserve estimate.

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
            OPERATIONS AND FINANCIAL CONDITION


            The following discussion should be read in conjunction with the Consolidated Financial Statements of the Company included elsewhere herein.


OVERVIEW

            In connection with the acquisition of the Company by affiliates of Cypress, management has developed and begun to execute a new strategic plan to immediately reduce costs and capitalize on AMTROL's position as a technological and market leader. The Company's future results of operations will depend in a large part on management's ability to implement this strategy. See Item 1, "Business--New Management and Business Strategy."

            AMTROL's principal markets are highly replacement-oriented with 60 to 70% of the Company's core business coming from replacement sales. The installed base of AMTROL's products in these core markets, combined with their stable nature, provide the Company with a consistent and predictable base business. Although generally stable, sales are affected by weather, as well as general economic activity. The Company monitors well water pump sales, existing home sales and boiler shipments in order to gauge activity in its markets. Although sales of certain of AMTROL's product lines are seasonal in nature, its overall business is not seasonal to any significant extent, as seasonal variations of individual product lines tend to offset each other.

            As a result of the Merger, the Company will have a higher level of depreciation and amortization and interest expense.

            NET SALES. Net sales of the Company's water systems products accounted for approximately 56.4% of the Company's total net sales in 1996, with the balance represented by sales to the HVAC market. Over the past three years, the percentage of water systems net sales to total net sales has been fairly constant.

            AMTROL's well water accumulators, marketed under the brand names Well-X-Trol and CHAMPION, account for over half of the Company's total water systems net sales and generally carry higher gross profit margins than other product sales. These pre-pressurized vessels are distributed through a network of pump specialty and plumbing and heating wholesalers and the DIY retail network. The market is experiencing a modest shift in the channels of distribution from wholesalers to DIY retailers, which generally carry slightly lower selling prices. Sales of water system accumulators are generally correlated to shipments of well water pumps.

            The Company's HVAC products include indirect-fired water heaters and water expansion accumulators for hydronic heating systems and non-returnable pressure-rated cylinders for refrigerant gas. AMTROL's plumbing and heating sales outside of North America are currently not significant. AMTROL believes it has opportunities to increase its sales in Europe, currently the world's largest hydronic heating market, as well as emerging markets in Northern Asia through a combination of planned new products and joint ventures. Therm-X-Trol product sales combined with planned new product introductions will provide growth opportunities in the plumbing and heating product group.

            The market for refrigerant gas pressure-rated cylinders is seasonable in nature, with roughly 60% of annual sales coming in the first six months of the year as producers build inventory in preparation for air conditioner use in the summer season. An unseasonably hot spring and early summer favorably impact unit volume demand. AMTROL and Worthington Industries are the major manufacturers of non-returnable refrigerant cylinders for a world market dominated by a few major customers. The Company expects that rapidly increasing demand for air conditioning and refrigerant products in the Asia/Pacific region will generate sales growth.

            COST OF GOODS SOLD. The principal elements comprising the Company's cost of goods sold are raw materials, labor and manufacturing overhead. The major raw materials used by the Company in its production process are steel, corrugated paper, plastic resins and synthetic rubber. Significant increases in raw material prices can adversely impact margins if the Company is unable to pass on such increases to its customers. The Company has an infrastructure of capital equipment, buildings and related support costs and, accordingly, decreases in volume can have a significant adverse effect on margins. Cost of goods sold can also be significantly affected by changes in product mix.

            Since the fourth quarter of 1995, the Company has significantly reduced its manufacturing cost base. The Company reduced its workforce by approximately 15%, or 125 people, by closing its Plano, Texas facility in September 1995 and its Rogers, Arkansas facility in April 1996. Production previously performed in these facilities was transferred to other existing production plants. In the fourth quarter of 1995 and the first half of 1996, the Company experienced certain inefficiencies and additional costs assimilating the production into the remaining plants. Historically, the Company's labor rate increases have been generally in line with inflation, but the Company is moving away from a straight cost of living increase to a pay-for-performance merit system.

            During 1996, the Company began to make increased capital investments to enhance production capabilities, eliminate production bottlenecks and improve production yield. As a result, plant efficiencies are expected to improve in 1997 and in the future as this program continues. In addition, to better service and reduce distribution costs in its growing customer base in the Asia/Pacific region, the Company recently opened a production facility in Singapore. This facility initially will manufacture non-returnable pressure-rated cylinders.

            In 1994, the Company introduced the "4BA" reusable pressure-rated cylinder product line to service the anticipated expanding reclamation and refrigerant recovery market. As a result of lower than expected demand, competitive pricing, and a high cost manufacturing process, the 4BA product line's cost of goods sold exceeded its net sales in 1994, 1995 and 1996, adversely impacting the Company's gross profits in those periods. The Company discontinued this product line in the fourth quarter of 1996.

            SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. During 1994, the Company reorganized its sales force and consolidated multiple product lines under one sales organization. This program resulted in reduced selling expenses in 1995. Generally, selling expenses will increase proportionally to increases in net sales.

            In 1994, to better position itself for future growth, the Company increased its spending on engineering and development. Additionally, in 1994, the Company organized itself into three separate business units: water systems, plumbing and heating systems and chemical containers. As a result of these actions, the Company experienced increased operating expenses, primarily due to higher staffing levels necessary to support the new organizational structure. As part of the Company's new business strategy, the three separate business units have been consolidated into one, which will result in annual expense savings of approximately $600,000. The Company began realizing the benefits of this consolidation during the fourth quarter of 1996. During 1995, AMTROL continued to increase its investment in engineering and development. To support its planned expansion in international markets, the Company began to increase its investment in staff and marketing in 1995 and this continued in 1996, resulting in increased operating expenses.

            PLANT CLOSING CHARGES. In 1995, the Company recorded a $3.8 million charge to operating expenses for severance and other costs in anticipation of the closures of the Plano, Texas and Rogers, Arkansas plants.

            RESULTS OF OPERATIONS

            The following table sets forth, for the periods indicated, the percentage relationship to net sales of certain items included in the Company's statement of operations:

                                                                       Year Ended December 31,
                                                                ----------------------------------
                                                                 1994          1995          1996
                                                                ------        ------        ------
            Net Sales                                            100.0%        100.0%        100.0%
            Cost of goods sold                                    71.0          72.1          73.6
                                                                ------        ------        ------
                Gross profit                                      29.0          27.9
                                                                                              26.4
            Selling, general and administrative expense           17.6          17.4
                                                                                              17.9
            Plant closing charges                                   --           2.2            --
                                                                ------        ------        ------

                 Income from operations                           11.4           8.3           8.5
            Interest income (expense), net                          --            .1          (1.3)
            Other income, net                                       .1            .2            --
                                                                ------        ------        ------

                 Income before provision for income taxes
                  and extraordinary item                          11.5           8.6           7.2
            Provision for income taxes                             4.4           3.3           2.8
                                                                ------        ------        ------
                 Income before extraordinary item                  7.1%          5.3%          4.4%
                                                                ======        ======        ======


            Composition of net sales for the Company's water systems and HVAC products for the periods indicated is listed below:

                                                                      Year Ended December 31,
                                   -----------------------------------------------------------------------------
                                            1994                        1995                       1996
                                            ----                        ----                       ----
            Net Sales
               Water Systems       $  98.2          56.6%      $  96.4          55.9%      $  96.3          56.4%
               HVAC                   75.3          43.4          76.1          44.1          74.5          43.6
                                   -------         -----       -------         -----       -------         -----
                   Total           $ 173.5         100.0%      $ 172.5         100.0%      $ 170.8         100.0%
                                   =======         =====       =======         =====       =======         =====



            FISCAL YEAR ENDED DECEMBER 31, 1996 COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 1995.

            The consolidated financial statements of the Company for the periods prior to November 13, 1996 have been prepared on the historical cost basis. The Merger has been accounted for as a purchase transaction. The consolidated balance sheet of the Company at December 31, 1996 reflects allocation of the Merger Consideration and related costs to the assets acquired and thus is not comparable with the historical balance sheets presented for prior periods. Operating results subsequent to the Merger are comparable to prior periods, with the exception of cost of sales (due to the $ 1.0 million charge related to the upward revision of the workers' compensation reserve estimate), depreciation expense, amortization of intangible assets and capitalized in-process research and development and interest expense. The net impact of changes in depreciation and amortization on operating income for the seven weeks ended December 31, 1996 was a reduction of $1.5 million.

            NET SALES. Net sales decreased $1.7 million (or 1.0%) in 1996 to $170.8 million from $172.5 million in 1995. This decrease was primarily attributable to weak domestic demand for refrigerant pressure-rated cylinders partially offset by increased sales of residential plumbing and heating products due to stronger demand in the new and replacement hydronic heating market. Net sales attributable to the Company's water systems products were virtually flat in 1996 at $96.3 million as increased sales of water well accumulators were offset by decreased sales of water treatment products. Net sales attributable to the Company's HVAC products decreased $1.6 million (or 2.1%) to $74.5 million in 1996, primarily due to a decrease in sales of refrigerant pressure-rated cylinders resulting from a pre-buy of domestic non-returnable cylinders in 1995, offset by increased sales of the Company's core HVAC products. The decline in domestic sales of non-returnable pressure-rated cylinders also reflects the continued transition from CFC's to new alternative refrigerant gases which is expected to continue until the after-market service demand for new refrigerant gases grows to previous CFC levels.

            COST OF GOODS SOLD. Cost of goods sold increased $1.4 million (or 1.1%) in 1996 to $125.7 million from $124.3 million in 1995 and included a $1.0 million upward revision of estimates for worker compensation reserves. As a percentage of net sales, cost of goods sold increased in 1996 to 73.6% as compared to 72.1% in 1995. This increase was due primarily to the workers' compensation charge as well as inefficiencies associated with assimilating production requirements of the two manufacturing facilities closed during the prior fifteen months, and the cost of production interruptions associated with inclement weather.

            SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $.7 million (or 2.3%) in 1996 to $30.6 million from $29.9 million in 1995. As a percentage of net sales, selling, general and administrative expenses increased in 1996 to 17.9% as compared to 17.4% in 1995. This increase was due to a purchase accounting related charge related to capitalized in-process research and development of $1.0 million, offset in part by reduced administrative expenses associated with the Chairman's office. Excluding charges for goodwill amortization and capitalized in-process research and development, selling, general and administrative expenses decreased $.6 million (or 2.1%) in 1996 to $29.3 million or 17.2%.

            INCOME FROM OPERATIONS. For the reasons set forth above, income from operations increased $.1 million in 1996 to $14.5 million from $14.4 million (after plant closing charges of $3.8 million) in 1995. Excluding the effects of goodwill amortization and capitalized in-process research and development in 1996 and the plant closing charges in 1995, income from operations decreased $2.4 million in 1996 to $15.8 million from $18.2 million in 1995. This decrease was primarily due to the lower gross profit percentage.

            INTEREST INCOME (EXPENSE), NET. Net interest expense increased $2.2 million in 1996 from 1995 due to borrowing costs related to the financing of the Merger.

            INCOME TAXES. Income tax expenses decreased $.8 million in 1996 as compared to 1995.

            NET INCOME. Net income decreased $1.7 million (or 18.7%) in 1996 to $7.4 million from $9.1 million (including plant closing charges (net of tax benefit) of $1.9 million) in 1995.

FISCAL YEAR ENDED DECEMBER 31, 1995 COMPARED TO FISCAL YEAR ENDED DECEMBER
            31, 1994

            NET SALES. Net Sales decreased $1.0 million (or .6%) in 1995 to $172.5 million from $173.5 million in 1994. This decrease was primarily attributable to a decline in the sales of certain water systems accessories and a softness in the residential plumbing and heating market. Net sales attributable to the Company's water systems products decreased $1.8 million (or 1.8%) in 1995 to $96.4 million from $98.2 million in 1994, primarily due to the elimination of certain lower margin water systems accessory product offerings partially offset by increased sales of water system accumulators. Net sales attributable to the Company's HVAC products increased $.8 million (or 1.1%) in 1995 to $76.1 million from $75.3 million in 1994, principally due to increased sales of Therm-X-Trols, commercial and industrial heating products and certain refrigerant cylinder products; these increases were partially offset by a decrease in sales of residential plumbing and heating products, primarily due to weak domestic demand for new and replacement hydronic heating systems resulting from a relatively warm winter in 1995. In addition, international sales in 1995 were adversely affected by depressed economic conditions in Mexico and Europe.

            COST OF GOODS SOLD. Cost of goods sold increased $1.1 million (or .9%) in 1995 to $124.3 million from $123.2 million in 1994. This increase was due to increased raw material costs. As a percentage of net sales, cost of goods sold increased in 1995 to 72.1% as compared to 71.0% in 1994. This increase was due to the poor performance of the 4BA reusable pressure-rated cylinder product line as well as increased raw material costs that the Company was unable to offset.

            SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased $.5 million (or 1.6%) in 1995 to $29.9 million from $30.4 million in 1994. This decrease in expenses was primarily due to a reduction in selling expenses resulting from a reorganization of the Company's sales force and consolidation of multiple lines of business partially offset by increased investment in engineering, research and development expenses. As a percentage of net sales, selling, general and administrative expenses decreased slightly in 1995 to 17.4% as compared to 17.6% in 1994.

            INCOME FROM OPERATIONS. Income from operations decreased $5.5 million (or 27.6% in 1995 to $14.4 million from $19.9 million 1994. This decrease was primarily due to plant closing charges of $3.8 million incurred in 1995 and reduced gross profits.

            INTEREST INCOME (EXPENSE), NET. Net interest income increased $67,000 in 1995 to $60,000 from net interest expense of $7,000 in 1994.

            INCOME TAXES. Income tax expenses decreased $2.0 million (or 26.0%) in 1995 to $5.7 million from $7.7 million in 1994.

            NET INCOME BEFORE EXTRAORDINARY ITEM. For the reasons set forth above, net income before extraordinary item decreased $3.2 million (or 26.0%) in 1995 to $9.1 million from $12.3 million in 1994.

            LIQUIDITY AND CAPITAL RESOURCES

            Cash provided by operations was $11.4 million for 1996, representing a decrease of $.5 million as compared to $11.9 million for 1995. Cash was utilized during the latest period to fund capital expenditures, ordinary dividends and a special dividend of $5.5 million, which represented the proceeds from the sale of the Company's Rogers, Arkansas manufacturing facility, expected proceeds from the sale of the Company's Plano, Texas facility and proceeds from life insurance policies. The Company's cash flows from operating activities were approximately $10.7 million, $11.9 million and $11.4 million for the years ended December 31, 1994, 1995 and 1996, respectively.

            In connection with the Merger, AMTROL issued $115.0 million of Senior Subordinated Notes due 2006 (the "Notes") issued under an Indenture dated as of November 13, 1996. The Notes are unsecured obligations of AMTROL. The Notes bear interest at a rate of 10.625% per annum and are payable semi-annually on each June 30 and December 31 commencing on June 30, 1997. The Notes are redeemable at the option of AMTROL on or after December 31, 2001. From and after December 31, 2001, the Notes will be subject to redemption at the option of AMTROL, in whole or in part, at various redemption prices, declining from

            105.313% of the principal amount to par on and after December 31, 2003. In addition, on or prior to December 31, 1999, the Company may use the net cash proceeds of one or more public equity offerings to redeem up to 35% of the aggregate principal amount of the Notes originally issued at a redemption price of 110.625% of the principal amount thereof plus accrued interest to the date of redemption. Upon a "Change of Control" (as defined in the Indenture), each Note holder has the right to require the Company to repurchase such holder's Notes at a purchase price of 101% of the principal amount plus accrued interest. The Indenture contains affirmative and negative covenants and restrictions similar to those required under the terms of the Bank Credit Agreement discussed below. As of December 31, 1996, AMTROL is in compliance with the various covenants of the Indenture.

            The Company intends to fund its future working capital, capital expenditures and debt service requirements through cash flows generated from operations (including the results of significantly reduced operating expenses) and borrowings under the revolving credit facility (the "Revolving Credit Facility") of the Bank Credit Facility. Upon consummation of the Merger on November 13, 1996, the Company became party to the Bank Credit Facility. The Bank Credit Facility consists of $45.0 million of senior term loans (the "Term Loans") and a $30.0 million Revolving Credit Facility. A portion ($20.0 million) of the Term Loans (the "Tranche A Term Loans") will mature five and one-half years after the effective date of the Merger, with quarterly amortization payments during the term of such loans. The remainder ($25.0 million) of the Term Loans (the "Tranche B Term Loans") will mature seven and one-half years after the effective date of the Merger, with nominal quarterly amortization prior to the maturity of the Tranche A Term Loans and with the remaining amounts amortizing on a quarterly basis thereafter. The Revolving Credit Facility includes a sublimit providing for up to $20.0 million of availability on a revolving credit basis to finance permitted acquisitions. The commitments under the Revolving Credit Facility and the acquisition sublimit will each reduce by $5.0 million in the fourth year and $10.0 million in the fifth year after the effective date of the Merger. The Revolving Credit Facility will mature five and one-half years after the effective date of the Merger. The Bank Credit Facility is secured by substantially all assets of the Company and its subsidiaries.

            Capital expenditures were $4.9 million, $5.5 million and $10.9 million in the years ended December 31, 1994, 1995 and 1996, respectively. These expenditures related primarily to ongoing maintenance and upgrading of the Company's manufacturing technology and, in 1996, included capital expenditures related to the establishment of the Company's Singapore facility. Total capital expenditures are expected to be $7.0 million in 1997 and 1998.

            In the years ended December 31, 1994, 1995 and 1996, cash flows used in financing activities (excluding the Merger) were approximately $2.1 million, $6.4 million and $6.5 million, respectively. In each period, such cash flows were used primarily to pay cash dividends, make net repayments of borrowings and to repurchase the Company's common stock.

            Management believes that cash generated from operations, together with borrowings available under the Revolving Credit Facility, will be sufficient to meet the Company's working capital and capital expenditure needs in the foreseeable future. The Company may consider other options available to it in connection with funding future working capital and capital expenditure needs, including the issuance of additional debt and equity securities.

            INFLATION

            The Company believes that inflation did not have a material effect on its results of operations or financial condition during 1994. However, in 1995, the Company experienced increased raw material costs, particularly steel and corrugated paper. During 1996, the Company has experienced reductions in raw material prices, offsetting many of the increases experienced in the prior year.


ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

            The index to financial statements is included on page 40 of this report.


ITEM 9. CHANGES IN THE DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

            None.

                                    PART III


ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

            The following table sets forth certain information regarding each of the directors and executive officers of the Company following the
            Merger:

      NAME                 AGE                     POSITION
      ----                 ---                     --------
John P. Cashman            56             Chairman of the Board, Chief
                                          Executive Officer and President

Samuel L. Daniels          48             Executive Vice President and Director

Clifford A. Peterson       61             Senior Vice President-Operations &
                                          Technology and Director

Edward J. Cooney           49             Senior Vice President, Chief
                                          Financial Officer, Treasurer and
                                          Secretary

Mary C. Richmond           46             Vice President - Corporate
                                          Development

David P. Spalding          42             Director

James A. Stern             46             Director

Anthony D. Tutrone         32             Director


John P. ("Jack") Cashman became Chairman of the Board, Chief Executive Officer and President upon the Merger. Mr. Cashman has over 30 years of general industrial management experience in the filtration, minerals, building products and pharmaceutical industries. From 1989 until March 1996, Mr. Cashman served as Chairman and Co-Chief Executive Officer of R.P. Scherer Corporation ("R.P. Scherer"). Mr. Cashman joined R.P. Scherer concurrent with that company's leveraged buyout in 1989. Prior to R.P. Scherer, Mr. Cashman had an extensive career at Johns-Manville Corporation as the President of Manville International, President of Manville Canada Inc. and Senior Vice President of Manville Corporation, as well as numerous other positions in general management, marketing and operations.

Samuel L. Daniels, Executive Vice President has been with the Company since 1987 and became a director upon the Merger. From 1993 to 1996, Mr. Daniels served as Vice President-Water Systems. From 1991 to 1993, he served as General Manager of all AMTROL subsidiaries, and from 1989 to 1991, he was General Manager of the Company's Clayton Mark subsidiary He originally joined the Company in 1987 as Vice President of Marketing for Clayton Mark Inc. Prior to joining the Company, he was Vice President of Mueller Pump.

Clifford A. Peterson, Senior Vice President-Operations & Technology, joined the Company in July 1995 as Vice President of Technology and became a director upon the Merger. Mr. Peterson served as Executive Vice President and Chief Operating Officer from February to September 1996. From 1989 to 1994, he was Vice President-General Manager of the Production Mail Division of Pitney Bowes Inc. Prior to that, he served as Vice President-Operations of the Dictaphone Corporation.

Edward J. Cooney, Senior Vice President, Chief Financial Officer and Treasurer, joined the Company in 1978, serving as Chief Financial Officer since 1991, as Senior Vice President-Operations from 1988 to 1991, as Vice President from 1985 to 1988 and as Treasurer since 1982. Prior to joining the Company, Mr. Cooney was associated for nine years with Arthur Andersen LLP, independent public accountants.

Mary C. Richmond, Vice President-Corporate Development, joined the Company in December 1995 as Director of Business Development. From November 1993 to December 1995 she was retained by the Company as an Acquisitions Consultant. From 1981 to 1993 she was Director, Mergers and Acquisitions of Textron Inc.

David P. Spalding became a director of the Company upon the Merger. Mr. Spalding has been Vice Chairman of Cypress since its formation in April 1994. Prior to joining Cypress, he was Managing Director in the Merchant Banking Group of Lehman Brothers Inc. from February 1991. Previously, he held the position of Senior Vice President of Lehman Brothers Inc. from September 1988 to February 1991. From April 1987 to September 1988, he was Senior Vice President of General Electric Capital Corporation Corporate Finance Group, Inc. Prior to 1987 he was a Vice President of The First National Bank of Chicago,. Mr. Spalding is also a director of Lear Corporation.

James A. Stern became a director of the Company upon the Merger. Mr. Stern has been Chairman of Cypress since its formation in April 1994. Prior to joining Cypress, Mr. Stern spent his entire career with Lehman Brothers Inc., most recently as head of the Merchant Banking Group. He also, at various times, served as head of Lehman's High Yield and Primary Capital Markets Groups, and was co-head of Investment Banking. In addition, Mr. Stern was a member of the firm's Operating Committee. Mr. Stern is a director of Noel Group, Inc., Lear Corporation, Cinemark USA, Inc., R.P. Scherer and K&F Industries, Inc.

Anthony D. Tutrone became a director of the Company upon the Merger. Mr. Tutrone has been a Principal of Cypress since its formation in April 1994. Prior to joining Cypress, he was a member of the Merchant Banking Group of Lehman Brothers, Inc. from 1986 to 1994, except from 1990 to 1992 when he attended Harvard Business School.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934.

Prior to the Merger, AMTROL Common Stock was registered pursuant to Section 12 of the Securities Exchange Act of 1934 as amended (the "Exchange Act"). Section 16(a) of the Exchange Act requires the Company's officers, directors and persons who beneficially own more than ten percent of a registered class of the Company's equity securities to file reports of securities ownership and changes in such ownership with the Securities and Exchange Commission. Officers, directors and greater than ten-percent beneficial owners also are required by rules promulgated by the Securities and Exchange Commission to furnish the Company with copies of all Section 16(a) forms they file. Based solely upon a review of the copies of such forms furnished to the Company, or written representations from the reporting persons, the Company believes that during 1996 its officers, directors and greater than ten-percent beneficial owners complied with all applicable Section 16(a) filing requirements.

On November 13, 1996, pursuant to Rule 12h-3 under the Exchange Act, AMTROL filed with the Securities and Exchange Commission a certification on Form 15, suspending its obligations under Section 15(d) to file reports required by
Section 13(a) of the Exchange Act with respect to AMTROL Common Stock, and terminating the registration of AMTROL Common Stock under Section 12(g) of the Exchange Act. Accordingly, officers, directors and greater than ten-percent beneficial owners are no longer required to file reports under Section 16(a) of the Exchange Act.

ITEM 11.    EXECUTIVE COMPENSATION

            The following table summarizes the compensation paid or accrued by the Company to those individuals who served as its Chief Executive Officer at any time during 1996, each of its four most highly compensated executive officers who earned more than $100,000 in salary and bonus in 1996 and were employed by the Company on December 31, 1996 and each of two individuals who would have been one of the four most highly compensated executive officers but for the fact that they were no longer employed by the Company on December 31, 1996, in each case, for services rendered in all capacities to the Company during 1996:

                                           SUMMARY COMPENSATION TABLE
                                           --------------------------
                                                                                          LONG TERM
                                                                                          ---------
                                                              ANNUAL                    COMPENSATION
                                                              ------                    ------------
                                                          COMPENSATION(b)                  AWARDS
                                                          ---------------                  ------
                                                                                         SECURITIES
                                                                                         UNDERLYING          ALL OTHER
NAME AND PRINCIPAL POSITION         YEAR           SALARY(A)             BONUS          OPTIONS/SARS       COMPENSATION(c)
---------------------------         ----           ---------             -----          ------------       ---------------
Chester H. Kirk*                    1996            $ 83,076                   0                 0            $690,191(d)
Chairman and CEO                    1995             530,000            $184,700            40,000              21,611
                                    1994             507,500             239,200            40,000              17,487

John P. Cashman*                    1996                   0                   0                --                  --
Chairman, President and             1995                  --                  --                --                  --
CEO                                 1994                  --                  --                --                  --

Kenneth L. Kirk                     1996             252,192                   0                 0              20,216
Chairman (e)                        1995             274,500              57,800            15,000              16,458
                                    1994             265,000              88,700            15,000              16,371

Samuel L. Daniels                   1996             149,192              39,600            20,000               8,395
Executive Vice                      1995             129,000              27,500            10,000               6,285
President(f)                        1994             120,043              40,680            10,000               7,945

Clifford A. Peterson                1996             159,521              44,010            15,000               8,682
Senior Vice                         1995             115,731              31,500            10,000                 718
President-Operations &              1994              36,500                  --                --                  --
Technology (g)

Edward J. Cooney                    1996             169,329              44,010            12,000               8,795
Senior Vice President-              1995             162,500              34,200            10,000               8,792
Chief Financial Officer             1994             160,000              49,600            10,000               8,877

Mary C. Richmond                    1996             110,569              40,000             5,000               1,271
Vice President-Corporate            1995              62,460                  --             5,000                  --
Development                         1994              25,704                  --                --                  --

David P. Whittingham                1996             147,500              23,660            12,000             257,430(h)
Senior Vice President-              1995             162,500              34,200            10,000               8,501
International Sales(h)              1994             155,000              49,600            10,000               8,607

* Mr. C. Kirk died on February 15, 1996. Mr. Cashman assumed the positions of Chairman, President and CEO on November 13, 1996, upon consummation of the Merger.

(a)   Includes portion of salary deferred under the Company's 401(k) Plan.

(b) Any prerequisites or other personal benefits received from the Company by any of the named executives were substantially less than the reporting thresholds established by the Securities and Exchange Commission (the lesser of $50,000 or 10% of the individual's cash compensation).

(c) Amounts paid in 1996 include the Company's contributions under the Company's 401(k) Plan in the amount of $3,942 for Mr. C. Kirk, $7,623 each for Messrs. K. Kirk, Cooney and Daniels, $5,373 for Mr. Peterson and $2,250 for Mr. Whittingham and premiums paid by the Company with respect to term life insurance purchased for such executive officers and not made available generally to salaried employees in the following amounts: Mr. C. Kirk ($1,760), Mr. K. Kirk ($12,593), Mr. Cooney ($1,172), Mr. Daniels ($772), Mr. Peterson ($3,309), Mr. Whittingham ($770) and Ms. Richmond ($1,271).

(d) Includes, in addition to amounts described in footnote (c) above, a lump sum cash death benefit of $656,000 paid to Mr. Kirk's surviving spouse and the value of Mr. Kirk's Company owned car ($28,489) which was transferred to his surviving spouse.

(e) Mr. K. Kirk served as Chairman from February 21, 1996 until his resignation on November 13, 1996 in connection with the Merger. Prior thereto, he served as Executive Vice President.

(f) Mr. Daniels was elected Executive Vice President on October 7, 1996, in contemplation of the Merger. Prior thereto he served as Vice President-Water Systems.

(g) Mr. Peterson was elected Senior Vice President Operations & Technology on October 7, 1996 in contemplation of the Merger. Prior thereto he served as Executive Vice President and Chief Operating Officer. Mr. Peterson joined the Company in July 1995 as Vice President of Technology.

(h) Mr. Whittingham's employment terminated on October 4, 1996. Includes, in addition to amounts described in footnote (c) above, $210,900 severance, $9,750 for unused vacation pay, $16,680, representing the value of Company owned car transferred to Mr. Whittingham, and $16,900 for outplacement services related to his termination of employment.

      OPTION PLANS

      The following table sets forth, for the named executive officers, information regarding stock options granted during 1996 pursuant to the Company's 1992 Stock Plan. The 1992 Stock Plan was terminated immediately prior to the Merger. No stock options were granted to Messrs. C. Kirk, Cashman, Beretta or K. Kirk in 1996.

                                  OPTION/SAR GRANTS IN LAST FISCAL YEAR
                                  -------------------------------------
                                                % OF TOTAL                                           POTENTIAL REALIZABLE
                            NUMBER OF             OPTIONS/                                              VALUE AS ASSUMED
                           SECURITIES              SARS                                               ANNUAL RATES OF STOCK
                            UNDERLYING            GRANTED TO                                          PRICE APPRECIATION FOR
                             OPTIONS/             EMPLOYEES      EXERCISE OR                               TEN YEARS(b)
                                SARS              IN FISCAL      BASE PRICE     EXPIRATION            --------------------------
NAME                         GRANTED(a)             YEAR          ($/Sh)           DATE               5%($)               10%($)
----                         ----------             ----          ------           ----               -----               ------
Samuel L. Daniels              20,000                14.7%      $   15.00        2/21/2006           $188,600           $478,200

Clifford A. Peterson           15,000                11.0%          15.00        2/21/2006            141,450            358,650


Edward J. Cooney               12,000                 8.8%          15.00        2/21/2006            113,160            286,920

Mary C. Richmond                5,000                 3.7%          15.00        2/21/2006             47,150            119,550

David P. Whittingham           12,000                 8.8%          15.00        2/21/2006            113,160            286,920



(a) All of these options were exercisable in four equal annual installments commencing on February 21, 1997, subject to acceleration on a change of control. Accordingly, all options became exercisable upon the Merger. See, table under "Aggregate Option/SAR Exercises in Last Fiscal Year and Year-End Option/SAR Values". Options granted to Messrs. Daniels, Cooney and Whittingham were non-qualified; options granted to Mr. Peterson and Ms. Richmond were incentive stock options. The options terminate three months after termination of employment, other than for death or disability. A portion of these options were exchanged for options to acquire Holdings common stock. See, "Ten Year Options/SAR Repricings".

(b) Amounts represent hypothetical gains that could be achieved for the respective options if exercised at the end of the option term. They are calculated by multiplying the number of options granted by the difference between a future hypothetical stock price and the option exercise price and are shown pursuant to rules of the Securities and Exchange Commission. They assume the value of the Company's Common Stock appreciates 5% or 10% each year, compounded annually, for ten years. They are not intended to forecast possible future appreciation, if any, of such stock price or to establish a present value for the options. In connection with the Merger, all options were either canceled in exchange for the difference between the per share Merger Consideration and the option exercise price or exchanged for options to acquire Holdings common stock.

      Immediately prior to the Merger, all outstanding options (other than options exchanged for options exercisable for Holdings common stock, as described below) were canceled and the holder received cash equal to the excess of $28.25 over the per share exercise price of such option, multiplied by the number of shares of AMTROL Common Stock then subject to the option. The following table sets forth the amounts received by the named executives during 1996, in connection with the Merger. No options were exercised by the named executives during 1996.

  AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND YEAR-END OPTION/SAR VALUES

                                                        NUMBER OF
                                                       SECURITIES
                                                       UNDERLYING
                       NUMBER OF                       UNEXERCISED
                       SECURITIES                      OPTION/SARS
                       UNDERLYING                       AT FISCAL      VALUE OF UNEXERCISED
                      OPTIONS/SARS      VALUE           YEAR END          IN-THE-MONEY
NAME                 EXERCISED (a)   REALIZED($)(a)     1996 (b)        OPTIONS/SAR($)(c)
----                 -------------   --------------     --------       ---------------------
Chester H. Kirk        130,000        $1,560,000              0
John P. Cashman              0                 0              0                    0
David Beretta           75,000           871,875              0                    0
Kenneth L. Kirk         46,000           548,563              0                    0
Samuel L. Daniels       29,597           393,334           4662              200,036
Clifford A. Peterson         0                 0           7062              316,250
Edward J. Cooney        55,398           838,639           2839              100,003
Mary C. Richmond         8,774            16,273           2478              109,977
David P. Whittingham    49,500           634,225              0                    0

----------------------

(a) Share and dollar numbers represent cash payments received in the Merger in exchange for cancellation of options for AMTROL Common Stock.

(b) Immediately prior to the Merger, Messrs. Daniels, Peterson, and Cooney and Ms. Richmond exchanged options exercisable for AMTROL Common Stock for options exercisable for Holdings common stock ("Amended Options") based on a conversation ratio of .2825 share of Holdings common stock for each share of AMTROL Common Stock subject to the option. Represents number of shares of Holdings Common Stock subject to Amended Options received in the exchange. All Amended Options are fully exercisable.

(c) Based on the purchase price of Holdings common stock issued in connection with the Merger less the exercise price of the Amended Options.

      Immediately prior to the Merger, each of the following individuals exchanged options exercisable for AMTROL Common Stock for Amended Options exercisable for Holdings common stock, as follows:

                                    TEN-YEAR OPTION/SAR REPRICINGS
                                                                                       LENGTH OF
                                    NUMBER OF                                           ORIGINAL
                                    SECURITIES       MARKET PRICE                      OPTION TERM
                                    UNDERLYING       OF STOCK AT                        REMAINING
                                    OPTIONS/SARS       TIME OF            NEW          AT DATE OF
                                    REPRICED OR      REPRICING OR      EXERCISE       REPRICING OR
NAME                  DATE(a)       AMENDED (#)(b)   AMENDMENT(c)     PRICE($)(d)       AMENDMENT
----                  -------       --------------   ------------     -----------       ---------
Samuel L. Daniels     11/13/96           2825         $100.00           $57.965         7/21/2004
                                         1837          100.00            55.75          2/12/2005

Clifford A.           11/13/96           2825          100.00            58.41          9/1/2005
Peterson                                 4237          100.00            53.10          2/21/2006

Edward J. Cooney      11/13/96           2825          100.00            64.82          4/21/2004
                                           14          100.00            55.75          2/12/2005

Mary C. Richmond      11/13/96           1412          100.00            57.52          12/1/2005
                                         1066          100.00            53.10          2/21/2006

--------------------------

(a)   Effective date of Merger.

(b) Represents shares underlying Amended Options exercisable for Holdings common stock received in exchange for options exercisable for AMTROL Common Stock based on a conversion ratio of .2825.

(c) Represents purchase price of Holdings common stock issued in connection with the Merger.

(d) Exercise price for Amended Options was established by dividing the exercise price of the exchanged option by the conversion ratio (i.e., .2825).

            SUPPLEMENTAL RETIREMENT PLANS

            The Company maintains two Supplemental Retirement Plans:
            Supplemental Retirement Plan I which covers Mr. K. Kirk and Supplemental Retirement Plan II which covers Mr. Cooney and two former officers. Under Supplemental Retirement Plan I, Mr. K. Kirk is entitled to receive an annual benefit of $150,000 per year for 15 years following his retirement. Mr. Kirk retired on November 13, 1996, in connection with the Merger, and in January 1997, began to receive the annual benefit in equal quarterly installments. Mr. Cooney is entitled to receive an annual benefit of $50,000 per year for a period of 15 years upon retirement on or after age 62. The retirement benefit is forfeited in its entirety if he terminates employment or dies prior to age 62. The Company has purchased a split-dollar life insurance policy on Mr. Cooney to provide a death benefit not to exceed $300,000. If his employment is terminated prior to retirement he may purchase the policy from the Company. In the event a participant in either Supplemental Retirement Plan dies after retirement, his beneficiary will receive any remaining benefits which such participant was entitled to receive at the time of his death.

            EMPLOYMENT AGREEMENTS AND OTHER TRANSACTIONS

            The Company has entered into employment agreements (each referred to individually as an "Agreement" and collectively as the "Agreements"), with Messrs. Daniels, Peterson and Cooney to secure their continued employment with the Company. The Agreements provide for annual base salary of $240,000 for Mr. Daniels, $200,000 for Mr. Peterson and $180,000 for Mr. Cooney, subject to adjustments annually commencing in January 1998. In addition, the executives are entitled to participate in incentive compensation plans and all employee benefit arrangements generally appropriate to such executive's responsibilities. In the event the executive's employment is terminated without cause by the Company or with Good Reason by the executive, such executive is entitled to receive a monthly amount, for 24 months after termination, equal to one-twelfth of the executive's annual average salary for the prior 24 months and the pro rata portion of any bonus or incentive compensation otherwise payable for the fiscal period in which such termination occurs, as well as maintenance for 24 months of all life, disability, medical and health insurance benefits to which the executive was entitled immediately prior to termination. The Agreements also prohibit the executive, for a period of two years after the termination of his employment, from directly or indirectly, advising, assisting or being connected with any enterprise which competes with the Company.

           In addition, under separate Management Stockholder's Agreements between Holdings and Messrs. Cashman, Daniels, Peterson, and Cooney and Ms. Richmond if, prior to a public offering of the common stock of Holdings, the executive dies or becomes disabled while employed by the Company or following normal retirement or the executive's employment is terminated without Cause by the Company or with Good Reason by the executive (as such terms are defined in the agreements), the executive has the right to require Holdings to purchase all or any portion of Holdings common stock then held by the executive at the repurchase price specified in the agreement and to pay the executive the amount by which the repurchase price exceeds the exercise price of any options then held by the executive. If there exists and is continuing an event of default on the part of the Company under any loan guarantee or other agreement under which the Company has borrowed money or such repurchase would result in an event of default, the Company shall not be obligated to repurchase any of the common stock until such condition no longer exists. The repurchase price is $100 if the repurchase occurs prior to November 13, 1999, and the market price of the Holdings common stock thereafter. If an executive's employment is terminated for Cause by the Company or without Good Reason by the executive, Holdings has the right to purchase all, but not less than all, Holdings common stock then held by the executive at a price equal to the lesser of $100 or the market price of the Holdings common stock, provided that if the executive's employment is terminated by the executive without Good Reason following a public offering, the repurchase price is the market price of the Holdings common stock. If Holdings exercises its repurchase right it must also pay the executive an amount equal to the excess of the repurchase price over the exercise price of any options held by the executive in cancellation of such options. Good Reason includes certain significant changes in the nature of the executive's employment including certain reductions in compensation and changes in responsibilities and powers.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT

            As a result of the Merger, the Company is a direct, wholly owned subsidiary of Holdings. The following table sets forth information with respect to the beneficial ownership of Holdings common stock by
            (i) each person known to the Company to beneficially own more than 5% of Holdings' outstanding common stock, (ii) each of the Company's directors and certain executive officers and (iii) all directors and executive officers of the Company as a group. Unless otherwise indicated below, the persons and entities named in the table have sole voting investment power with respect to all shares beneficially owned.

                                                        NUMBER OF SHARES OF
             NAME AND ADDRESS OF BENEFICIAL OWNER      HOLDINGS COMMON STOCK   PERCENTAGE
             ------------------------------------      ---------------------   ----------
             Cypress Merchant Banking Partners                  637,957           90.7%
             L.P. (a)
             c/o The Cypress Group L.L.C.
             65 East 55th Street, 19th Floor
             New York, NY  10022

             Cypress Offshore Partners L.P. (a)                  33,043           4.7%
             c/o The Cypress Group L.L.C.
             65 East 55th Street, 19th Floor
             New York, NY  10022

             John P. Cashman                                     15,000           2.1%
             Samuel L. Daniels(b)                                4,662              *
             Clifford A. Peterson(b)                             7.062            1.0%
             Edward J. Cooney(b)                                 2,839              *
             Mary C. Richmond(b)                                 2,478              *
             David P. Spalding(a)                                  --              --
             James A. Stern(a)                                     --              --
             Anthony P. Tutrone(a)                                 --              --
             All directors and executive                         32,041           4.6%
             officers as a group (consisting of
             8 persons)

            ------------------------

            *     Less than 1%.

            (a) Cypress Merchant Banking Partners L.P. and Cypress Offshore Partners L.P. are affiliates of The Cypress Group L.L.C. Messrs. Spalding, Stern and Tutrone are executives of The Cypress Group L.L.C. and may be deemed to share beneficial ownership of the shares shown as beneficially owned by such Cypress entities.
            Each of such individuals disclaims beneficial ownership of such shares. See, Item 10, "Directors and Executive Officers of the Registrant."

            (b) Immediately prior to the Merger, each of these individuals exchanged options exercisable for AMTROL Common Stock for options exercisable for Holdings common stock. All shares shown to be beneficially owned by these individuals represent shares issuable upon exercise of such options. See, Item 11, "Executive Compensation".

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

            David Beretta served as President of the Company from 1991 until his retirement on May 31, 1996. Mr. Beretta's services were provided pursuant to a Consulting Agreement between the Company and Executive Consulting, Inc., of which Mr. Beretta was the sole shareholder. During 1996, the Company paid Executive Consulting, Inc. $141,665 as consideration for Mr. Beretta's services. In addition, the Company paid Mr. Beretta a lump sum cash benefit of $262,000 upon his retirement. The payment was made in recognition of his many years of valuable service to the Company.

            On October 28, 1988, the Company loaned $150,000 to Mr. K. Kirk under a demand promissory note, bearing interest at the prime rate, the entire amount of which was repaid in December 1996.

            Stephen J. Carlotti, who served as a director of the Company and Vice Chairman of the Board from February 21, 1996 until the Merger on November 13, 1996, received a consulting fee of $530,431 pursuant to a Consulting Agreement with AMTROL dated as of June 20, 1996 (the "Consulting Agreement"). Mr. Carlotti was retained to lead and supervise the activities associated with the Company's engagement of Smith Barney Inc. to explore strategic alternatives and to assist with day-to-day management. The consulting fee was paid on the date of the Merger and was equal to 0.5375% of the amount by which the aggregate amount of consideration paid to holders of AMTROL Common Stock pursuant to the Merger exceeded $111,620,730. Mr. Carlotti is a partner of the law firm of Hinckley, Allen & Snyder ("Hinckley Allen"), legal counsel to AMTROL. Pursuant to Hinckley Allen's partnership agreement, any amounts paid to Mr. Carlotti under the Consulting Agreement or with respect to the options he received as a director were paid to Hinckley Allen.

            Upon consummation of the Merger, Acquisition paid Cypress Advisors L.P. ("Advisors"), an affiliate of Cypress, $2,000,000 plus out-of-pocket expenses for Advisors' services with respect to the negotiation and execution of the Merger Agreement and consummation of the Merger, negotiation and execution of the Bank Credit Agreement and the issuance and sale of the Notes.

                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE
          & REPORTS ON FORM 8-K



(A) (1)  FINANCIAL STATEMENTS

         The following financial statements are included in a separate section of this Report commencing on the page numbers specified below:

                                                                                   PAGE
         REPORTS OF INDEPENDENT PUBLIC ACCOUNTANTS                                   41

         CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 1996
         (SUCCESSOR) AND 1995 (PREDECESSOR)                                          43

         CONSOLIDATED STATEMENTS OF OPERTIONS FOR THE PERIODS ENDED DECEMBER 31,
         1996 (SUCCESSOR) AND NOVEMBER 12, 1996 AND
         FISCAL YEARS ENDED DECEMBER 31, 1995 AND 1994 (PREDECESSOR)                 44

         CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY FOR THE PERIODS ENDED
         DECEMBER 31, 1996 (SUCCESSOR) AND NOVEMBER 12,
         1996 AND FISCAL YEARS ENDED DECEMBER 31, 1995 AND 1994 (PREDECESSOR)        45

         CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE PERIODS
         ENDED DECEMBER 31, 1996 (SUCCESSOR) AND NOVEMBER 12, 1996
         AND FISCAL YEARS ENDED DECEMBER 31, 1995 AND 1994 (PREDECESSOR)             46

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                  47

(A) (2)  FINANCIAL STATEMENT SCHEDULE

         SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES FOR THE
         PERIODS ENDED DECEMBER 31, 1996 (SUCCESSOR) AND NOVEMBER 12, 1996
         AND FISCAL YEARS ENDED DECEMBER 31, 1995 AND 1994 (PREDECESSOR)             63

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

(A) (3)  EXHIBITS

         See List of Exhibits

(B)      REPORTS FILED ON FORM 8-K

         None

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To AMTROL Inc.:

We have audited the accompanying balance sheet of AMTROL Inc. (the Successor), (a Rhode Island corporation and wholly owned subsidiary of AMTROL Holdings, Inc.), as of December 31, 1996, and the related statements of operations, shareholders' equity and cash flows for the period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about wehther the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AMTROL Inc. as of December 31, 1996, and the results of its operations and its cash flows for the period then ended, in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic consolidated financials statements taken as a whole. The financial statement schedule listed in item 14(a)(2) is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects, the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.






Boston, Massachusetts
March 6, 1997

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To AMTROL Inc.:

We have audited the accompanying consolidated balance sheet of AMTROL Inc. (the Predecessor), (a Rhode Island corporation), and subsidiaries as of December 31, 1995, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the two years in the period ended December 31, 1995 and period ended November 12, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AMTROL Inc. and subsidiaries as of December 31, 1995, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1995 and for the period ended November 12, 1996, in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic consolidated financials statements taken as a whole. The financial statement schedule listed in item 14(a)(2) is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects, the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.






Boston, Massachusetts
March 6, 1997

                          AMTROL INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except per share data)

                                     ASSETS

                                                                                                  DECEMBER 31,
                                                                                             1995              1996
                                                                                        (Predecessor       (Successor
                                                                                           Company)          Company)
CURRENT ASSETS:
   Cash and cash equivalents                                                              $   9,078         $   6,383
   Accounts receivable, less allowance for doubtful accounts of $1,055 and $990 in
     1996 and 1995, respectively                                                             24,108            21,861
   Inventories                                                                               21,315            24,783
   Income tax refund receivable                                                                  --             2,000
   Prepaid income taxes                                                                       2,793             1,734
   Prepaid expenses and other                                                                   462               691
   Assets held for sale                                                                       3,736             1,500
                                                                                          ---------         ---------

         Total current assets                                                                61,492            58,952
                                                                                          ---------         ---------

PROPERTY, PLANT AND EQUIPMENT, at cost
   Land                                                                                       1,796             4,153
   Buildings and improvements                                                                11,107             8,081
   Machinery and equipment                                                                   51,031            20,048
   Furniture and fixtures                                                                     2,935               907
   Construction-in-progress and other                                                         1,104             4,277
                                                                                          ---------         ---------
                                                                                             67,973            37,466

   Less-accumulated depreciation and amortization                                            40,040               577
                                                                                          ---------         ---------
                                                                                             27,933            36,889
                                                                                          ---------         ---------

OTHER ASSETS:
   Goodwill                                                                                     501           147,756
   Debt financing costs                                                                          --             8,387
   Cash surrender value of officers' life insurance                                           3,156             1,614
   Other                                                                                        827             1,285
                                                                                          ---------         ---------
                                                                                              4,484           159,042
                                                                                          ---------         ---------

                                                                                          $  93,909         $ 254,883
                                                                                          =========         =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current installments of long-term debt                                                 $      --         $     825
   Accounts payable                                                                           6,526             5,794
   Accrued expenses                                                                          11,070            14,472
   Accrued interest                                                                              34             2,232
   Accrued income taxes                                                                         559               582
                                                                                          ---------         ---------

         Total current liabilities                                                           18,189            23,905
                                                                                          ---------         ---------

OTHER NONCURRENT LIABILITIES                                                                  4,903             4,544
                                                                                          ---------         ---------

DEFERRED INCOME TAXES                                                                           611               222
                                                                                          ---------         ---------

LONG-TERM DEBT, LESS CURRENT INSTALLMENTS                                                        --           159,175
                                                                                          ---------         ---------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
   Common stock $.01 par value- Authorized-1,000 shares
     Issued-7,641,398 shares in 1995                                                             76                --
   Common stock $.01 par value- Authorized-1,000 shares
     Issued-100 shares in 1996                                                                   --                --
   Additional paid-in capital                                                                29,083            69,326
   Retained earnings                                                                         44,313            (2,289)
   Treasury stock, at cost-213,200 shares in 1995                                            (3,226)               --
                                                                                          ---------         ---------

         Total shareholders' equity                                                          70,206            67,037
                                                                                          ---------         ---------
                                                                                          $  93,909         $ 254,883
                                                                                          =========         =========

  The accompanying notes are an integral part of these consolidated financial statements.

                          AMTROL INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (In thousands)

                                                   --------------PREDECESSOR COMPANY-------------    SUCCESSOR COMPANY
                                                            YEARS ENDED              PERIOD ENDED       PERIOD ENDED
                                                            DECEMBER 31,              NOVEMBER 12        DECEMBER 31,
                                                       1994             1995              1996              1996
NET SALES                                          $ 173,472         $ 172,454         $ 152,193         $ 18,628

COST OF GOODS SOLD                                   123,184           124,303           110,582           15,108
                                                   ---------         ---------         ---------         --------

         Gross profit                                 50,288            48,151            41,611            3,520

OPERATING EXPENSES:
   Selling                                            15,561            15,171            14,236            1,997
   General and administrative                         14,841            14,772            11,560            1,511
   Plant closing charges                                  --             3,825                --               --
   Amortization of Goodwill                               --                --                --              313
   Capitalized in-process research
     and development                                      --                --                --            1,000
                                                   ---------         ---------         ---------         --------
   Income (loss) from operations                      19,886            14,383            15,815           (1,301)

OTHER INCOME (EXPENSE):
   Interest expense                                     (276)             (195)             (151)          (2,263)
   Interest income                                       269               255               204               39
   License and distributorship fees                      254               258               181               25
   Other, net                                           (179)               65              (175)             (99)
                                                   ---------         ---------         ---------         --------

         Income (loss) before provision for
         income taxes                                 19,954            14,766            15,874           (3,599)

PROVISION (BENEFIT) FOR INCOME TAXES                   7,683             5,681             6,152           (1,310)
                                                   ---------         ---------         ---------         --------

NET INCOME (LOSS)                                  $  12,271         $   9,085         $   9,722         $ (2,289)
                                                   =========         =========         =========         ========


   The accompanying notes are an integral part of these consolidated financial statements.

                          AMTROL INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY
                                 (In thousands)

                                                                                             TREASURY STOCK
                                                           ADDITIONAL
                                               COMMON       PAID-IN       RETAINED        NUMBER OF
                                               STOCK        CAPITAL       EARNINGS         SHARES        COST
PREDECESSOR COMPANY
BALANCE, DECEMBER 31, 1993                       $75        $26,976        $ 25,966           --        $   --
   Net income                                     --             --          12,271           --            --
   Dividend                                       --             --          (1,509)          --            --
   Exercise of stock options                       1          1,137              --           67         1,007
   Repurchase of common stock                     --             --              --           --            --
   Amortization of deferred compensation          --            204              --           --            --
   Tax effect of disqualifying
     dispositions on stock options                --             60              --           --            --
                                                 ---        -------        --------         ----        ------


BALANCE, DECEMBER 31, 1994                       $76        $28,377        $ 36,728           67        $1,007
   Net income                                     --             --           9,085           --            --
   Dividend                                       --             --          (1,500)          --            --
   Exercise of stock options                      --            598              --           --
   Repurchase of common stock                     --             --              --          146         2,259
   Tax effect of disqualifying
     dispositions on stock options                --            108              --           --            --
                                                 ---        -------        --------         ----        ------


BALANCE, DECEMBER 31, 1995                       $76        $29,083        $ 44,313          213        $3,266
   Net income                                     --             --           9,722           --            --
   Dividend                                       --             --          (6,694)          --            --
   Exercise of stock options                      --            191              --           --            --
   Repurchase of common stock                     --             --              --            1            15
                                                 ---        -------        --------         ----        ------

BALANCE, NOVEMBER 12, 1996                       $76        $29,274        $ 47,714          214        $3,281
                                                 ===        =======        ========         ====        ======

SUCCESSOR COMPANY
   Net loss                                       --             --          (2,289)          --            --
   Issuance of common stock in connection
     with Merger, net                             --         69,326              --           --            --
                                                 ---        -------        --------         ----        ------

BALANCE, DECEMBER 31, 1996                       $--        $69,236        $ (2,289)          --        $   --
                                                 ===        =======        ========         ====        ======


   The accompanying notes are an integral part of these consolidated financial statements.

                          AMTROL INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                            --------------PREDECESSOR COMPANY-----------   SUCCESSOR COMPANY
                                                                   YEARS ENDED              PERIOD ENDED      PERIOD ENDED
                                                                   DECEMBER 31,             NOVEMBER 12,       DECEMBER 31
                                                              1994             1995            1996               1996
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:

   Net income (loss)                                        $ 12,271         $  9,085         $  9,722         $  (2,289)
                                                            --------         --------         --------         ---------
   Adjustments to reconcile net income (loss) to
     net cash provided by operating activities-
     Depreciation and amortization                             4,330            4,673            4,586               598
     Writedown of assets held for sale to
       realizable value                                           --              980               --                --
     Provision for losses on accounts receivable                 206               93              172                91
     Loss (gain) on sale of fixed assets                          12               83               92              (106)
     Captialized in-process research and development
                                                                  --               --               --             1,000
     Changes in assets and liabilities-
     (Increase) decrease in assets-
         Accounts receivable, net                             (4,798)            (532)          (1,215)            3,199
       Income tax refund receivable                               --               --               --            (2,000)
         Inventory                                              (866)            (498)          (3,573)            2,633
         Prepaid income taxes                                   (100)            (685)           1,090               (31)
         Prepaid expenses and other                            1,027             (152)            (834)              605
         Cash surrender value of officers' life
           insurance                                            (191)            (132)           1,411               131
         Other assets                                             (8)            (602)            (520)              331
     Increase (decrease) in liabilities-
         Accounts payable                                     (1,865)             369            2,443            (3,175)
         Accrued expenses                                        783              918           (2,590)              142
         Accrued income taxes                                    567             (795)             600              (363)
         Other noncurrent liabilities                            (39)            (965)            (283)              (65)
         Deferred income taxes                                  (629)              48             (389)               --
                                                            --------         --------         --------         ---------
                                                              (1,571)           2,803              990             2,990
                                                            --------         --------         --------         ---------
           Net cash provided by operating activities
                                                              10,700           11,888           10,712               701

CASH FLOWS FROM INVESTING ACTIVITIES:
   Cash paid for Merger                                           --               --               --          (218,200)
   Proceeds from sale of property, plant and
    equipment                                                    119               30            1,991                 9
   Capital expenditures                                       (4,902)          (5,492)          (9,260)           (1,662)
                                                            --------         --------         --------         ---------

           Net cash used in investing activities              (4,783)          (5,462)          (7,269)         (216,547)
                                                            --------         --------         --------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash dividends                                             (1,509)          (1,500)          (6,694)               --
   Repayment of long-term debt                                (1,952)          (4,948)          (3,500)               --
   Issuance of long-term debt                                  1,000            1,615            3,500                --
   Proceeds from sale of notes                                    --               --               --           115,000
   Proceeds from term loan                                        --               --               --            45,000
   Payment of transaction financing costs                         --               --               --           (13,100)
   Issuance of common stock  in connection with
     Merger                                                       --               --               --            69,326
   Issuance of common stock - exercise
     of stock options                                          1,137              598              191                --
   Repurchase of treasury stock                               (1,007)          (2,259)             (15)               --
   Tax effect of disqualifying dispositions of
     incentive stock options                                      60              108               --                --
   Tax effect on restricted stock                                147               --               --                --
                                                            --------         --------         --------         ---------

           Net cash (used in) provided by financing
           activities                                         (2,124)          (6,386)          (6,518)          216,226
                                                            --------         --------         --------         ---------

NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                                        3,793               40           (3,075)              380
CASH AND CASH EQUIVALENTS, beginning
   of period                                                   5,245            9,038            9,078             6,003
                                                            --------         --------         --------         ---------
CASH AND CASH EQUIVALENTS, end of period                    $  9,038         $  9,078         $  6,003         $   6,383
                                                            ========         ========         ========         =========
CASH PAID FOR-
   Interest                                                 $    351         $    126         $    132         $      --
                                                            ========         ========         ========         =========
   Income taxes                                             $  6,936         $  7,083         $  4,286         $      --
                                                            ========         ========         ========         =========


   The accompanying notes are an integral part of these consolidated financial statements.

                          AMTROL INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1996




(1)    BASIS OF PRESENTATION

       For periods prior to November 13, 1996, the accompanying financial statements represent the consolidated results and financial position of AMTROL Inc. and Subsidiaries (the Predecessor). On November 13, 1996, immediately after the close of business on November 12, 1996, the Predecessor merged with AMTROL Acquisition, Inc., a wholly-owned subsidiary of AMTROL Holdings, Inc., a Delaware corporation organized by The Cypress Group L.L.C. as more fully described in Note 3 (the Merger). Financial statements for periods subsequent to November 12, 1996 represent the consolidated financial statements of AMTROL Inc. and Subsidiaries (the Successor) after giving effect to the Merger. References to the Company refer to the Predecessor prior to the Merger and the Successor post-Merger.

 (2)   ORGANIZATION AND OPERATIONS

       The Company designs, manufactures and markets products used principally in flow control, storage, heating and other treatment of fluids in the water systems market and selected sectors of the heating, ventilating and air conditioning ("HVAC") market. The Company offers a broad product line of quality fluid handling products and services marketed under widely recognized brand names.

(3)    MERGER AND FINANCING

       AMTROL Acquisition Inc. ("Acquisition") and AMTROL Holdings, Inc. ("Holdings") were formed by The Cypress Group L.L.C. ("Cypress)" in 1996 to effect the acquisition of all of the outstanding common stock of the Predecessor through the Merger of Acquisition with and into the Successor. Upon consummation of the Merger on November 13, 1996 all of the outstanding common stock of Acquisition was converted into common stock of the Successor and the Successor became a wholly-owned subsidiary of Holdings. The Successor, as the surviving entity, continues to be named AMTROL Inc. Holdings has no other material assets, liabilities or operations other than those that result from its ownership of the common stock of the Successor.

                          AMTROL INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1996

                                   (Continued)


(3)    MERGER AND FINANCING (continued)

       The total financing related to the Merger was $232.7 million (including transaction fees and expenses of $13.8 million). A summary of the Merger is as follows (in millions):

        Borrowing under notes                       $     115.0
        Equity contribution                                69.3
        Borrowings under term loans                        45.0
        Existing cash                                       3.4
                                                    -----------

                                                    $     232.7
                                                    ===========

       The Merger has been accounted for as a purchase transaction effective as of November 13, 1996, in accordance with Accounting Principles Board Opinion No. 16, Business Combinations, and EITF Issue No. 88-16, Basis in Leveraged Buyout Transactions and, accordingly, the consolidated financial statements for the periods subsequent to November 12, 1996 reflect the purchase price, including transaction costs, allocated to tangible and intangible assets acquired and liabilities assumed, based on their estimated fair values as of November 12, 1996, which may be revised at a later date. The excess of the purchase price over the fair value of net assets acquired has been allocated to goodwill.

       The purchase price and preliminary allocation is summarized as follows (in millions):

        Cash paid to shareholders for common stock                       $     210.3
        Cash paid for stock options                                              7.9
        Management stock option rollover                                          .7
                                                                         -----------

                 Total                                                         218.9

        Direct acquisition costs                                                 5.3
                                                                         -----------
                 Total consideration and direct acquisition costs              224.2

        Predecessor historical cost of net assets acquired                      73.2
                                                                         -----------
          Excess of consideration paid over predecessor historical cost        151.0

        Financing related expenses                                               8.5
                                                                         -----------
                 Net adjustment                                                159.5
                                                                         -----------

                          AMTROL INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1996

                                   (Continued)


(3)    MERGER AND FINANCING (continued)

        Allocation of net adjustment-
          Inventories                                                $       2.1
          Income tax refund receivable                                       2.8
          Property, plant and equipment, net                                 2.7
          Intangible assets                                                  1.0
          Deferred financing                                                 8.5
          Liabilities and other                                             (5.2)
          Goodwill                                                         147.6
                                                                     -----------

                 Total                                               $     159.5
                                                                     ===========

       The $1.0 million related to intangible assets represents the allocation of purchase price to capitalizable in-process research and development and was expensed in the period ended December 31, 1996.

(4)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       Principles of Consolidation

       The accompanying consolidated financial statements include the accounts of AMTROL Inc. and its wholly owned subsidiaries (the "Company"). All material intercompany balances and transactions have been eliminated in consolidation.

       Use of Estimates

       The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

       Fiscal year

       The Company uses a calendar fiscal year and four quarterly interim periods ended on Saturday of the thirteenth week of the quarter.

                          AMTROL INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1996

                                   (Continued)


(4)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

       Cash and Cash Equivalents

       Cash and cash equivalents include cash on hand and short-term investments that are readily convertible into cash with an original maturity to the Company of three months or less.

       Depreciable Property and Equipment

       The Company provides for depreciation by charges to income (computed on the straight-line method) in amounts estimated to amortize the cost of properties over their estimated useful lives which generally fall within the following ranges:

        Building and improvements                           10-40 years
        Machinery and equipment                              3-12 years
        Furniture and fixtures                               5-20 years
        Other                                                3-10 years

       Leasehold improvements are amortized over the life of the lease or the estimated useful life of the improvement, whichever is shorter.

       Interest costs, during the construction period, on borrowings used to finance construction of buildings and related property are included in the cost of the constructed property.

       Inventories

       The Company's inventories are stated at the lower of cost or market including material, labor and manufacturing overhead (see Note 6.)

       Goodwill

       The excess of purchase price over the fair value of net assets acquired is allocated to goodwill and is included in other assets. Goodwill is being amortized over 40 years. Goodwill (net of accumulated amortization) at December 31, 1995 and December 31, 1996 is approximately $.5 million and $147.8 million, respectively. The Company accounts for long-lived and intangible assets in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. The Company continually reviews its intangible assets for events or changes in

                          AMTROL INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1996

                                   (Continued)


(4)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Goodwill (Continued)

     circumstances which might indicate the carrying amount of the assets may not be recoverable. The Company assesses the recoverability of the assets by determining whether the amortization of such intangibles over their remaining lives can be recovered through projected undiscounted future cash flows. The amount of impairment, if any, is measured based on projected discounted future cash flows using a discount rate reflecting the Company's average cost of funds. At December 31, 1996, no such impairment of assets was indicated.

     Fair Value of Financial Instruments

     In accordance with the requirements of Statement of Financial Accounting Standards (SFAS) No. 107, Disclosures About Fair Value of Financial Instruments, the Company has determined the estimated fair value of its financial instruments using appropriate market information and valuation methodologies. Considerable judgment is required to develop the estimates of fair value; thus, the estimates are not necessarily indicative of the amounts that could be realized in a current market exchange. The Company's financial instruments consist of cash, accounts receivable, accounts payable, senior subordinated notes and bank debt. The carrying value of these assets and liabilities is a reasonable estimate of their fair market value at December 31, 1996.

     Engineering and Development Expenses

     All costs for engineering and development, which amounted to approximately $.8 million, $.9 million, $.8 million and $.1 million for fiscal 1994 and 1995 and the periods ended November 12 and December 31, 1996, respectively, are charged to general and administrative expense as incurred.

     Income Taxes

     The Company utilizes an asset and liability approach to determine income tax liabilities in accordance with SFAS No. 109. The standard recognizes tax assets and liabilities for the cumulative effect of all temporary differences between financial statement carrying amounts and the tax basis of assets and liabilities. The standard also requires the adjustment of deferred tax liabilities or assets for an enacted change in tax laws or rates.

                          AMTROL INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1996

                                   (Continued)

(4)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Deferred Financing Costs

     Deferred financing costs are stated at cost as a component of other assets and amortized over the life of the related debt using the effective interest method. Amortization of deferred financing costs is included in interest expense.

     Accrued Expenses

     Certain customers are allowed a rebate if agreed upon sales targets are achieved for a given year. At December 31, 1995 and 1996, the Company has accrued $2.7 million and $3.6 million, respectively, for such volume allowances. These amounts are included in accrued expenses in the accompanying consolidated balance sheets.

     International Sales

     In fiscal 1994, 1995 and the periods ended November 12 and December 31, 1996, net sales to customers in various geographic areas outside the United States and Canada, primarily Mexico, Western Europe and Asia, amounted to $22.9 million, $22.6 million, $19.7 million and $1.9 million, respectively.

     Reclassification

     Certain prior year balances have been reclassified to conform with the current year presentation.

(5)  COMMON STOCK TRANSACTIONS

     During December 1994, the Board of Directors authorized a program to purchase up to 500,000 shares of the Company's common stock. Through November 12, 1996, the Company had purchased 214,200 shares at an approximate cost of $3.3 million.

                          AMTROL INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1996

                                   (Continued)

(6)  INVENTORIES

     Inventories were as follows at December 31 (in thousands):

                                          DECEMBER 31,
                                      1995           1996
                                   PREDECESSOR     SUCCESSOR
                                     COMPANY        COMPANY
     Raw materials and work in     $   10,388     $    9,429
     process
     Finished goods                    10,927         15,354
                                   ----------     ----------

                                   $   21,315     $   24,783
                                   ==========     ==========

     Inventories valued under the last-in, first-out (LIFO) cost method comprised approximately 57.0% of the 1995 totals and 60.5% of the 1996 totals. If the first-in, first-out (FIFO) cost method of inventory accounting had been used, inventories would have been approximately $2.3 million higher than reported at December 31, 1995. In connection with the acquisition, the existing LIFO reserve of approximately $1.7 million was eliminated and finished goods were adjusted to fair market value less normal selling costs.

(7)  LONG-TERM DEBT AND NOTES PAYABLE TO BANKS

     Long-term debt consisted of the following at December 31 (in thousands):

                                                         1995           1996
                                                      PREDECESSOR     SUCCESSOR
                                                        COMPANY        COMPANY
     Revolving credit facility                        $        -     $        -
     Tranche A Term Loan                                       -         20,000
     Tranche B Term Loan                                       -         25,000
     Senior subordinated notes, due 2006, 10.625%              -        115,000
                                                      ----------     ----------

                                                               -        160,000
     Less - Current portion of long-term debt                  -            825
                                                      ----------     ----------

           Total                                      $        -     $  159,175
                                                      ==========     ==========

                          AMTROL INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1996

                                   (Continued)

(7)  LONG-TERM DEBT AND NOTES PAYABLE TO BANKS (Continued)

     Revolving Credit and Term Loans

     In November 1996, the Company entered into a Bank Credit Agreement (the Agreement) that provides for secured borrowings from a syndicate of lenders consisting of (i) a five and one-half year revolving credit facility providing for up to $30 million in revolving loans, $5.0 million of which may be used for letters of credit (the Revolving Credit Facility) and (ii) a term loan facility providing for $45.0 million in term loans, consisting of a five and one-half year Tranche A Term Loan of $20.0 million and a seven and one half year Tranche B Term Loan for $25.0 million (collectively, the Term Loans).

     The Revolving Credit Facility includes a $20.0 million sublimit which is available to finance permitted acquisitions. At December 31, 1996, there were no borrowings outstanding on the Revolving Credit Facility. During the period from November 13, 1996 to December 31, 1996, the Company did not borrow under the Revolving Credit Facility.

     The loans under the Agreement bear interest, at the Company's option, at either (A) a "base rate" equal to the higher of (i) the Federal funds rate plus .5% or (ii) the Bank's prime lending rate plus (x) in the case of Tranche A Term Loans and loans under the Revolving Credit Facility, an applicable spread ranging from .75% to 1.50% (determined based on the Company's leverage ratio) or (y) in the case of Tranche B Term Loans, 2.00%; or (B) a 'Eurodollar rate" plus (x) in the case of Tranche A Term Loans and loans under the Revolving Credit Facility, an applicable spread ranging from 1.75% to 2.50% (determined based on the Company's leverage ratio), or (y) in the case of Tranche B Term Loans, 3.00%. Swingline Loans may only be "base rate" loans.

     Tranche A Term Loans amortize on a quarterly basis over the term of the loans. The Tranche B Term Loans have nominal quarterly amortization prior to the maturity of the Tranche A Term Loans, and will amortize remaining amounts on a quarterly basis thereafter. The commitments under the Revolving Credit Facility and the acquisition sublimit will each reduce by $5.0 million in the fourth year and $10.0 million in the fifth year after the date of the Merger. The Revolving Credit Facility will mature five and one-half years after the date of the Merger. In addition, the Agreement provides for mandatory prepayments, subject to certain exceptions, of the Term Loans with the net proceeds of certain asset sales, with the net proceeds of certain debt and equity issuances and from a portion of the Company's excess cash flow.

                          AMTROL INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1996

                                   (Continued)


(7)  LONG-TERM DEBT AND NOTES PAYABLE TO BANKS (Continued)

     Revolving Credit and Term Loans (Continued)

     The Revolving Credit Facility also requires the Company to pay a commitment fee on the average daily aggregate unutilized portion of the Revolving Credit Facility at a rate of .50% per annum. The fee is payable quarterly in arrears as well as a commission on trade and standby letters of credit of 1.25% per annum of the amount to be drawn under the Agreement. Amounts outstanding under the Revolving Credit Facility are due on May 12, 2002.

     The Agreement contains a number of covenants that, among other things, restrict the ability of the Company and its subsidiaries to dispose of assets, incur additional indebtedness, incur guaranty obligations, repay other indebtedness or amend other debt instruments, pay dividends, create liens on assets, enter into leases,, make investments, make acquisitions, engage in mergers or consolidations, make capital expenditures, engage in certain transactions with subsidiaries and affiliates and otherwise restrict corporate activities. In addition, the Agreement requires compliance with certain financial covenants, including requiring the Company to maintain a minimum EBITDA level, a minimum ratio of EBITDA to interest expense and a maximum ratio of Indebtedness to EBITDA, in each case tested at the end of each fiscal quarter of the Company.

     The Company's obligations under the Agreement are guaranteed by Holdings and each direct and indirect domestic subsidiary of the Company. The Company's obligations under the Agreement are secured by substantially all assets of the Company and its subsidiaries.

     In connection with the Merger, the Company issued $115.0 million of Senior Subordinated Notes due in 2006 (the "Notes"). The Notes are unsecured obligations of the Company. The Notes bear interest at a rate of 10.625% per annum and are payable semi-annually on each June 30 and December 31 commencing on June 30, 1997.

     The Notes are redeemable at the option of the Company on or after December 31, 2001. The Notes will be subject to redemption at the option of the Company, in whole or in part, at various redemption prices, declining from 105.313% of the principal amount to par on and after December 31, 2003. In addition, on or prior to December 31, 1999, the Company may use the net cash proceeds of one or more equity offerings to redeem up to 35% of the aggregate principal amount of the Notes originally issued at a redemption price of 110.625% of the principal amount thereof plus accrued interest to the date of redemption. Upon a change of control, each Note holder has the right to require the Company to repurchase such holder's Notes at a purchase price of 110% of the principle amount plus accrued interest.

                          AMTROL INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1996

                                   (Continued)

(7)  LONG-TERM DEBT AND NOTES PAYABLE TO BANKS (Continued)

     Revolving Credit and Term Loans (Continued)

     The Note Indenture contains certain affirmative and negative covenants and restrictions. As of December 31, 1996, the Company is in compliance with the various covenants of the Note Indenture.

(8)  INCOME TAXES

     The components of the provision for income taxes are as follows (in thousands):

                                                                SUCCESSOR
                     ----------PREDECESSOR COMPANY-----------    COMPANY
                                                 PERIOD ENDED   PERIOD ENDED
                     YEAR ENDED DECEMBER 31,     NOVEMBER 12,   DECEMBER 31,
                       1994           1995           1996          1996
     Current:
       Federal       $ 7,351        $ 5,798        $ 5,233        $(1,376)
       State           1,150            586            258            (23)
                     -------        -------        -------        -------
                       8,501          6,384          5,491         (1,399)

     Deferred:
       Federal          (712)          (591)           622             82
       State            (106)          (112)            39              7
                     -------        -------        -------        -------
                        (818)          (703)           661             89
                     -------        -------        -------        -------

                     $ 7,683        $ 5,681        $ 6,152        $(1,310)
                     =======        =======        =======        =======

     The deferred income tax provision resulted primarily from temporary differences due to the use of accelerated depreciation for income tax purposes and straight-line depreciation for financial statement purposes, temporary differences related to deferred compensation and the reversal of temporary differences related to safe-harbor lease transactions that had previously transferred tax benefits to the Company.

                          AMTROL INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1996

                                   (Continued)


(8)  INCOME TAXES (Continued)

     The difference between a provision computed using the respective statutory U.S. federal income tax rate and the provision for income taxes in the accompanying consolidated financial statements is primarily the result of state taxes, net of federal benefits.

     Significant items giving rise to deferred tax assets and deferred tax liabilities at December 31, 1995 and 1996 are as follows (in thousands) :

                                           1995            1996
                                        PREDECESSOR      SUCCESSOR
                                          COMPANY         COMPANY
     PREPAID INCOME TAXES:
       Warranty reserves - current       $      167      $      145
       Allowance for doubtful accounts          265             351
       Plant closing reserve                  1,035               -
       Reserves not currently deductible        389             218
       Accrued vacation                         307             278
       UNICAP adjustment                        238             253
       Other                                    392             489
                                         ----------      ----------
                                         $    2,793           1,734
                                         ==========      ==========

                          AMTROL INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1996

                                   (Continued)


(8)  INCOME TAXES (Continued)

                                              1995           1996
                                          PREDECESSOR      SUCCESSOR
                                            COMPANY         COMPANY
                                                 (in thousands)
     DEFERRED INCOME TAXES:
       Accelerated depreciation             $ 1,370         $ 1,265
       Safe harbor leases                       801             492
       Warranty reserves - long-term           (753)           (781)
       Deferred compensation and               (761)           (724)
        restricted stock plan
       Other                                    (46)            (30)
                                            -------         -------
                                            $   611         $   222
                                            =======         =======

(9)  PENSION AND PROFIT SHARING PLANS

     The Company has a defined contribution 401(k) plan covering substantially all of its employees. Under the Plan, eligible employees are permitted to contribute up to 10% of gross pay, not to exceed the maximum allowed under the Internal Revenue Code. The Company matches each employee contribution up to 6% of gross pay at a rate of $.25 per $1 of employee contribution. The Company also contributes 3% of each employee's gross pay up to the Social Security taxable wage base and 4% of amounts in excess of that level up to approximately $.2 million of wages. Company contributions to the 401(k) plan totaled approximately $1.2 million in 1994, $1.1 million in 1995 and $.9 million and $.1 million for the periods ending November 12 and December 31, 1996, respectively.

(10)  LEASE COMMITMENTS

     The Company leases certain plant facilities and equipment. Total rental expenses charged to operations amounted to approximately $.8 million in fiscal 1994 and 1995 and $1.0 million and $.2 million, respectively, for the periods ended November 12 and December 31, 1996. Minimum rental commitments under all non-cancelable operating leases are as follows (in thousands):

                          1997              $    1,469
                          1998                   1,288
                          1999                     634
                          2000                     370
                          2001                     129
                                            ----------

                                            $    3,890
                                            ==========

     Certain of the leases provide for renewal options.

                          AMTROL INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1996

                                   (Continued)

(11) COMMITMENTS AND CONTINGENCIES

     Compensation Plans

     The Company maintains a supplemental pension program for certain officers which provides pre-retirement death and retirement benefits in addition to the benefits in the defined contribution 401(k) plan. The retirement benefits are being accrued currently by charges to income over the officers' expected employment periods. Compensation expense under this program totaled approximately $.1 million in 1994, 1995 and 1996.

     The Company maintains the Profitability Rewards In Recognition of Dedicated Employees Bonus Plan (the "PRIDE Bonus Plan") for the purpose of providing non-executive employees with an annual year-end cash bonus based on the profitability of the Company during such year. All employees of AMTROL Inc. at year end, and employees who have retired, died or become disabled during the calendar year, are eligible for a bonus award under the PRIDE Bonus Plan. The total amount to be awarded under the PRIDE Bonus Plan each year is determined by the Board of Directors. Awards are allocated to eligible employees on the basis of years of service and compensation.

     Other Commitments and Contingencies

     At December 31, 1996, the Revolving Credit Facility contains a sublimit to support the issuance of letters of credit in the amount of $5.0 million with approximately $.7 million outstanding. The Company is self-insured for worker's compensation claims in the State of Rhode Island. The State of Rhode Island requires the Company to post a $.7 million standby letter of credit.

     The Company is involved in various legal proceedings which, in the opinion of management, will not result in a material adverse effect on its financial condition or results of operations.

     The Company has received three "Notice Letters" from the Environmental Protection Agency ("EPA") stating that it is one of several potential responsible parties pursuant to the Comprehensive Environmental Response, Compensation and Liability Act, and that it will be required to share in the cost of cleaning up the sites identified by the EPA. The Company's degree of responsibility, if any, is not presently determinable in all cases; however, management is of the opinion that these will not have a material adverse effect on the accompanying consolidated financial statements.

                          AMTROL INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1996

                                   (Continued)


(12) STOCK PLANS

     During 1992, the Company established the 1992 Stock Plan, which provided for awards covering a maximum of 800,000 shares of common stock to be granted to directors, officers and certain key employees of the Company in the form of (i) incentive stock options within the meaning of Section 422 of the Internal Revenue Code, (ii) non-qualified stock options, (iii) shares of common stock subject to specified restrictions, (iv) restricted units that entitle the holder thereof to receive one share of common stock (or equivalent cash payments) for each unit in increments during a restricted period, (v) stock appreciation rights accompanying options or granted separately, or (vi) limited stock appreciation rights accompanying options. Options granted in 1994, 1995 and 1996 were exercisable in four equal annual installments generally commencing one year from grant and have terms of ten years.

     In 1994, the shareholders approved the AMTROL Inc. Non-Employee Director Compensation Plan (the Director Plan). The Director Plan provided for annual automatic grants of options to purchase common stock up to a maximum of 2,000 shares annually to each director. On April 22, 1994 options were granted to purchase 10,000 shares of common stock at $19.00 per share, the price on the grant date, and because exercisable in three equal installments on October 22, 1994, April 22, 1995 and April 22, 1996. On April 21, 1995, options were granted to purchase 7,873 shares of common stock at $18.25 per share, the price on the grant date, and became exercisable in three equal installments on October 21, 1995, April 21, 1996 and April 21, 1997. On February 21, 1996, options were granted to purchase 2,000 shares of common stock at $15.00 per share, the price on the grant date, and became exercisable in three equal installments on August 21, 1996, February 21, 1997 and February 21, 1998. On June 19, 1996, options were granted to purchase 6,728 shares of common stock at $19.5 per share, the price on the grant date, and became exercisable in three equal installments on December 19, 1996 and June 19, 1997 and June 19, 1998. All options under the Director Plan have a term of ten years.

     A disqualifying disposition occurs when shares acquired by the exercise of incentive stock options are sold within one year. Because of the tax deduction received for disqualifying dispositions, the Company has recorded a related tax benefit of $.1 million, respectively, in additional paid-in capital for fiscal 1994 and 1995.

                          AMTROL INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1996

                                   (Continued)


(12) STOCK PLANS (Continued)

     The following is a summary of option activity in the Company's stock plans through November 12, 1996:

                                               NUMBER OF
                                                OPTIONS         PRICE RANGE

     Options outstanding, December 31, 1993:     403,681      $3.45 - $15.00
       Granted                                   172,500      16.38 -  19.00
       Exercised                                (121,227)      3.45 -  15.00
       Forfeited                                 (12,875)     11.55 -  15.00
                                               ---------      --------------

     Options outstanding, December 31, 1994:     442,079       7.00 -  19.00
       Granted                                   192,973      15.75 -  18.25
       Exercised                                 (57,025)      7.00 -  15.00
       Forfeited                                 (31,721)     15.00 -  18.31
                                               ---------      --------------

     Options outstanding, December 31, 1995:     546,306       7.00 -  19.00
       Granted                                   155,028      15.00 -  19.25
       Exercised                                 (17,247)      7.00 -  19.00
       Forfeited                                  (5,089)     15.00 -  16.38
       Canceled                                        -                   -
                                               ---------      --------------

     Options outstanding, November 12, 1996      678,998      $7.00 - $19.25
                                               =========      ==============

     The 1992 Stock Plan and the Director Plan were terminated effective immediately prior to the Merger. In addition, all outstanding options (other than options for 60,327 shares of AMTROL common stock which were exchanged for options exercisable for Holdings common stock) were canceled and the holder received, upon consummation of the Merger, cash equal to the excess of $28.25 over the per share exercise price of such option, multiplied by the number of shares of AMTROL common stock then subject to the option.

(13) OTHER INCOME AND EXPENSE

     In September 1995, the Company ceased operations at its Plano, Texas facility. In December 1995, the Company decided to close its Rogers, Arkansas plant. Production at this facility ceased in April 1996. Programs to raise productivity in other facilities and free-up production capacity have made these plant consolidations possible. As a result of these plant closings, all jobs at these locations have been eliminated resulting in a worldwide workforce reduction of approximately 150 jobs.

                          AMTROL INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1996

                                   (Continued)


(13) OTHER INCOME AND EXPENSE (Continued)

     The Company recorded a $3.8 million charge to operating expense in 1995 for severance and other costs in connection with the closures. Included in this charge is an amount of $2.0 million for accrued termination benefits of which approximately $.7 million had been paid at December 31, 1995 (for the facility's) and the balance of which was substantially spent in 1996. The Rogers, Arkansas facility was sold in April 1996. Included in current assets as "Assets Held for Sale" is an amount of $3.7 million in 1995 and $1.5 million in 1996 (for one facility) representing the estimated net market value of the land and buildings for these two facilities which the Company was or is holding for sale as of the end of the respective fiscal years.

                                   AMTROL INC.






   ITEM 14(a)(2) SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                 (In Thousands)




                                       BALANCE AT                                       BALANCE AT
                                       BEGINNING                                          END OF
CONSOLIDATED                           OF PERIOD    PROVISION  RECOVERIES  WRITE-OFFS     PERIOD
PREDECESSOR

Year Ended December 31, 1994
  Allowance for doubtful accounts        $  980        $206        $25       $(117)     $  1,094


Year Ended December 31, 1995
  Allowance for doubtful accounts         1,094          93          2        (199)          990


Period Ended November 12, 1996
  Allowance for doubtful accounts           990         172         21        (108)        1,075


SUCCESSOR

Period Ended December 31, 1996
  Allowance for doubtful accounts         1,075          91          4        (115)        1,055

                                  SIGNATURES


Pursuant to the requirements of Section 13 or 5(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in West Warwick, Rhode Island, on the 27th day of March 1997.

                                          AMTROL Inc.


                                          By:   /s/ Edward J. Cooney
                                             ----------------------------------
                                                   Edward J. Cooney
                                                Chief Financial Officer

Pursuant to the requirements of the Securities Act of 1934, this registration statement has been signed by the following persons in the capacities and on the date indicated.

     Signature                           Title                                         Date
     ---------                           -----                                         ----

                                Chairman of the Board, President                   March 27, 1997
---------------------------     and Chief Executive Officer (principal
     John P. Cashman            executive officer) and Director


  /s/  Samuel L. Daniels        Executive Vice President and Director              March 27, 1997
---------------------------
     Samuel L. Daniels


  /s/  Clifford A. Peterson     Senior Vice President and Director                 March 27,1997
---------------------------
     Clifford A. Peterson


  /s/  Edward J. Cooney         Senior Vice President, Chief Financial             March 27, 1997
---------------------------     Officer and Treasurer (principal
     Edward J. Cooney           financial and accounting officer)


  /s/  David P. Spalding        Director                                           March 27, 1997
---------------------------
     David P. Spalding


                                Director                                           March 27, 1997
---------------------------
     James A. Stern


  /s/  Anthony D. Tutrone       Director                                           March 27, 1997
---------------------------
     Anthony D. Tutrone

                                  EXHIBIT INDEX

EXHIBIT #                     DOCUMENT DESCRIPTION
---------                     --------------------

3.1 Restated Articles of Incorporation of AMTROL Inc. (incorporated by reference from the Company's Registration Statement on Form S-4, Registration No. 333-18075, declared effective by the Securities and Exchange Commission on January 2, 1997).

3.2 Bylaws of AMTROL Inc. (incorporated by reference from the Company's Registration Statement on Form S-4, Registration No. 333-18075, declared effective by the Securities and Exchange Commission on January 2, 1997).

4.1 Indenture, dated as of November 1, 1996 between AMTROL Acquisition, Inc. and The Bank of New York (incorporated by reference from the Company's Registration Statement on Form S-4, Registration No. 333-18075, declared effective by the Securities and Exchange Commission on January 2, 1997).

4.2 Form of 10-5/8% Senior Subordinated Notes due 2006 (included in Exhibit 4.1) (incorporated by reference from the Company's Registration Statement on Form S-4, Registration No. 333-18075, declared effective by the Securities and Exchange Commission on January 2, 1997).

4.3 First Supplemental Indenture, dated as of November 13, 1996, between AMTROL Inc. and The Bank of New York (incorporated by reference from the Company's Registration Statement on Form S-4, Registration No. 333-18075, declared effective by the Securities and Exchange Commission on January 2, 1997).

10.1 Credit Agreement, dated as of November 13, 1996, among AMTROL Acquisition, Inc. and AMTROL Holdings, Inc., various lending institutions party thereto, Morgan Stanley Senior Funding, Inc. as documentation agent, and Bankers Trust Company, as administrative agent (incorporated by reference from the Company's Registration Statement on Form S-4, Registration No. 333-18075, declared effective by the Securities and Exchange Commission on January 2, 1997).

10.2 AMTROL Inc. Pension Plan and Trust (incorporated by reference from the Company's Registration Statement on Form S-1, Registration No. 33-48413, declared effective by the Commission on March 18, 1993).*

10.3 Amendments to AMTROL Inc. Pension Plan and Trust (incorporated by reference from the Company's Registration Statement on Form S-1, Registration No. 33-48413, declared effective by the Securities and Exchange Commission on March 18, 1993).*

10.4 AMTROL Inc. Executive Cash Bonus Plan (incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994).*

10.5 AMTROL Inc. Supplemental Retirement Plan II (incorporated by reference from the Company's Registration Statement on Form S-1, Registration No. 33-48413, declared effective by the Commission on March 18, 1993).*

10.6 First Amendment to AMTROL Inc. Supplemental Retirement Plan II (incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995).*

10.7 Employment Agreement dated January 19, 1997 by and between AMTROL Inc. and Samuel L. Daniels. *

10.8 Employment Agreement dated January 19, 1997 by and between AMTROL Inc. and Clifford A. Peterson. *

10.9 Employment Agreement dated January 19, 1997 by and between AMTROL Inc. and Edward J. Cooney. *

12    Computation of ratio of earnings to fixed charges.

21    Subsidiaries of AMTROL Inc.

-------------------

*  Management contract or compensatory plan or arrangement.