Form 10-Q
period 1997-04-05
AMTROL INC /RI/
filed 1997-05-20
CIK 853547

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the quarterly period ended:      April 5, 1997
                                    ---------------

Commission file number:                 0-20328
                                    ---------------


                                   AMTROL INC.
             (exact name of registrant as specified in its charter)

     Rhode Island                                              05-0246955
  ------------------                                        ----------------




                 1400 Division Road, West Warwick, RI 02893-1008
                 -----------------------------------------------
                    (Address of principal executive offices)



Registrant's telephone number, including area code:           (401) 884-6300
                                                          ----------------------


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


                   100 shares of Common stock $.01 par value
                   -----------------------------------------
                              as of April 5, 1997

AMTROL INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------



                  FORM 10-Q FOR THE QUARTER ENDED APRIL 5, 1997
                  ---------------------------------------------



                                      INDEX






                                                                            PAGE
                                                                            ----
PART I.    FINANCIAL INFORMATION

   Item 1. Consolidated Balance Sheets -
               April 5, 1997 (Successor Company) and
               December 31, 1996                                              1

           Consolidated Statements of Operations -
               For the Quarters Ended April 5, 1997 (Successor Company)
               and March 30, 1996 (Predecessor Company)                       2

           Consolidated Statement of Shareholders' Equity -
               For the Quarter Ended April 5, 1997                            3

           Consolidated Statements of Cash Flows -
               For the Quarters Ended April 5, 1997 (Successor Company)
               and March 30, 1996 (Predecessor Company)                       4

           Notes  to Consolidated Financial Statements                        5

   Item 2. Management's Discussion and Analysis of Results of
               Operations and Financial Condition                             9


PART II.   OTHER INFORMATION                                                  13


           Signatures                                                         14

                          AMTROL INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                           (UNAUDITED - IN THOUSANDS )



                                                         ASSETS
                                                                                   APRIL 5,              DECEMBER 31,
                                                                                     1997                    1996
                                                                                   --------              ------------
CURRENT ASSETS:
       CASH AND CASH EQUIVALENTS .........................................        $     864               $   6,383
       ACCOUNTS RECEIVABLE, LESS ALLOWANCE FOR DOUBTFUL ACCOUNTS .........           30,702                  21,861
       ACCOUNTS RECEIVABLE - TAX REFUND ..................................                -                   2,000
       INVENTORIES .......................................................           26,503                  24,783
       PREPAID INCOME TAXES ..............................................            2,044                   1,734
       PREPAID EXPENSES AND OTHER ........................................              944                     691
       ASSETS HELD FOR SALE ..............................................            1,500                   1,500
                                                                                  ---------               ---------
          TOTAL CURRENT ASSETS ...........................................           62,557                  58,952
                                                                                  ---------               ---------


NET PROPERTY, PLANT AND EQUIPMENT ........................................           37,713                  36,889


OTHER ASSETS:
       CASH SURRENDER VALUE OF OFFICERS' LIFE INSURANCE ..................              475                   1,614
       GOODWILL ..........................................................          146,752                 147,756
       FINANCING COSTS ...................................................            8,176                   8,387
       OTHER .............................................................            1,620                   1,285
                                                                                  ---------               ---------
                                                                                    157,023                 159,042
                                                                                  ---------               ---------
                                                                                  $ 257,293               $ 254,883
                                                                                  =========               =========




                                          LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
       CURRENT MATURITIES OF LONG TERM DEBT ..............................        $   1,001               $     825
       ACCOUNTS PAYABLE ..................................................            9,787                   5,794
       ACCRUED EXPENSES ..................................................            9,368                  14,472
       ACCRUED INTEREST ..................................................            5,494                   2,232
       ACCRUED INCOME TAXES ..............................................            1,362                     582
                                                                                  ---------               ---------
          TOTAL CURRENT LIABILITIES ......................................           27,012                  23,905
                                                                                  ---------               ---------

LONG TERM DEBT, LESS CURRENT INSTALLMENTS ................................          158,850                 159,175
                                                                                  ---------               ---------

OTHER NONCURRENT LIABILITIES .............................................            4,416                   4,544
                                                                                  ---------               ---------

DEFERRED INCOME TAXES ....................................................              318                     222
                                                                                  ---------               ---------

SHAREHOLDERS' EQUITY:
       COMMON STOCK $.01 PAR VALUE- AUTHORIZED-1,000 SHARES
         ISSUED-100 SHARES ...............................................                -                       -
       ADDITIONAL PAID-IN CAPITAL ........................................           69,326                  69,326
       RETAINED EARNINGS .................................................           (2,629)                 (2,289)
                                                                                  ---------               ---------
          TOTAL SHAREHOLDERS' EQUITY .....................................           66,697                  67,037
                                                                                  ---------               ---------
                                                                                  $ 257,293               $ 254,883
                                                                                  =========               =========


     The accompanying notes are an integral part of these consolidated financial statements.

                                                                             (1)

                          AMTROL INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                           (UNAUDITED - IN THOUSANDS)


                                                                     FOR THE QUARTER ENDED
                                                               -----------------------------------
                                                                  APRIL 5,           MARCH,30
                                                                    1997               1996
                                                                 (SUCCESSOR        (PREDECESSOR
                                                                  COMPANY)           COMPANY)
                                                               ----------------   ----------------
NET SALES ...............................................          $45,035            $41,162

COST OF GOODS SOLD ......................................           33,359             30,436
                                                                   -------            -------
       Gross profit .....................................           11,676             10,726

OPERATING EXPENSES:
       Selling ..........................................            3,568              3,855
       General and administrative .......................            2,850              3,837
       Amortization of Goodwill .........................              938                  -
                                                                   -------            -------
                 Income from operations .................            4,320              3,034

OTHER INCOME (EXPENSE):
       Interest expense .................................           (4,529)               (35)
       Interest income ..................................              234                 65
       License and distributorship fees .................               50                 56
       Other, net .......................................              173                 58
                                                                   -------            -------
                 Income before provision for income taxes              248              3,178

PROVISION FOR INCOME TAXES ..............................              588              1,239
                                                                   -------            -------
NET  (LOSS) INCOME ......................................          ($  340)           $ 1,939
                                                                   =======            =======










     The accompanying notes are an integral part of these consolidated financial statements.


                                                                             (2)

                          AMTROL INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                           (UNAUDITED - IN THOUSANDS )



                                             Additional
                                    Common    Paid-in         Retained
                                    Stock     Capital         Earnings
                                    ------    -------         --------
BALANCE, December 31, 1996 ......      -       69,326          (2,289)
       Net Loss .................      -          -              (340)
                                    ======     ======          ======
BALANCE, April 5, 1997 ..........      -       69,326          (2,629)
                                    ======     ======          ======












     The accompanying notes are an integral part of these consolidated financial statements.


                                                                             (3)

                          AMTROL INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED - IN THOUSANDS)


                                                                                      FOR THE QUARTER ENDED
                                                                          ---------------------------------------------
                                                                                 APRIL 5,              MARCH 30,
                                                                                   1997                   1996
                                                                                (SUCCESSOR            (PREDECESSOR
                                                                                 COMPANY)               COMPANY)
                                                                          ---------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net (Loss) Income .................................................            ($340)                $ 1,939
                                                                                  -------                 -------
     Adjustments to reconcile net (loss) income to net cash used by operating activities -
                 Depreciation and amortization .........................            2,583                   1,385
                 Provision for losses on accounts receivable ...........               61                     126
                 (Gain)Loss on sale of fixed assets ....................                2                       4
     Change in assets and liabilities -
                 (Increase)decrease in assets -
                        Accounts receivable, net .......................           (8,902)                 (6,280)
                        Income tax receivable ..........................            2,000                       -
                        Inventory ......................................           (1,720)                 (2,011)
                        Prepaid income taxes ...........................             (310)                   (128)
                        Prepaid expenses and other .....................             (253)                   (167)
                        Cash surrender value of officers' life insurance            1,139                   1,477
                        Other assets ...................................             (377)                     22
                 Increase(decrease) in liabilities -
                        Accounts payable ...............................            3,993                     977
                        Accrued expenses ...............................           (1,842)                 (2,363)
                        Accrued income taxes ...........................              780                   1,141
                        Deferred income taxes ..........................               96                       -
                        Other noncurrent liabilities ...................             (128)                      3
                                                                                  -------                 -------
                                                                                   (2,878)                 (5,814)
                                                                                  -------                 -------

                        Net cash used by operating activities ..........           (3,218)                 (3,875)
                                                                                  -------                 -------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from sale of fixed assets ................................               28                      18
     Capital expenditures ..............................................           (2,180)                 (1,801)
                                                                                  -------                 -------
                        Net cash used in investing activities ..........           (2,152)                 (1,783)
                                                                                  -------                 -------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Repayment of long term debt .......................................             (149)                      -
     Cash dividends ....................................................                -                    (371)
     Issuance of common stock - exercise of stock options ..............                -                      94
     Repurchase of treasury stock ......................................                -                     (15)
                                                                                  -------                 -------
                        Net cash used in financing activities ..........             (149)                   (292)
                                                                                  -------                 -------

NET DECREASE IN CASH AND CASH EQUIVALENTS ..............................           (5,519)                 (5,950)

CASH AND CASH EQUIVALENTS, beginning of period .........................            6,383                   9,078
                                                                                  -------                 -------
CASH AND CASH EQUIVALENTS, end of period ...............................          $   864                 $ 3,128
                                                                                  -------                 -------
CASH PAID FOR:
     Interest ..........................................................          $   942                 $    44
     Income taxes ......................................................          $     5                 $    39






     The accompanying notes are an integral part of these consolidated financial statements.

                                                                             (4)

AMTROL INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (UNAUDITED)
                                   -----------





1.   CONSOLIDATED FINANCIAL STATEMENTS
     ---------------------------------

     In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly, in accordance with generally accepted accounting principles, the Company's financial position, results of operations and cash flows for the interim periods presented. Such adjustments consisted of only normal recurring items. The results of operations for the interim periods shown in this report are not necessarily indicative of results for any future interim period or for the entire year. These consolidated financial statements do not include all disclosures associated with annual financial statements and accordingly should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10K.

2.   BASIS OF PRESENTATION
     ---------------------

     For periods prior to November 13, 1996, the accompanying consolidated financial statements represent the consolidated results and financial position of AMTROL Inc. and Subsidiaries (the Predecessor). On November 13, 1996, the Predecessor merged with AMTROL Acquisition, Inc. a wholly-owned subsidiary of AMTROL Holdings Inc., a Delaware corporation organized by The Cypress Group L.L.C. as more fully described in Note 3 (the Merger). Financial statements for periods subsequent to November 12, 1996 represent the consolidated financial statements of AMTROL Inc. and Subsidiaries (the Successor) after giving effect to the Merger. References to the Company refer to the Predecessor prior to the Merger and the Successor post-Merger.

3.   MERGER AND FINANCING
     --------------------

     AMTROL Acquisition Inc. ("Acquisition") and AMTROL Holdings Inc. ("Holdings") were formed by The Cypress Group L.L.C. ("Cypress") in 1996 to effect the acquisition of all of the outstanding common stock of the Predecessor through the Merger of Acquisition with and into the Successor. Upon consummation of the Merger on November 13, 1996, all of the outstanding common stock of Acquisition was converted into common stock of the Successor and the Successor became a wholly owned subsidiary of Holdings. The Successor, as the surviving entity, continues to be named AMTROL Inc. Holdings has no other material assets, liabilities or operations other than those that result from its ownership of the common stock of the Successor.





                                                                             (5)

AMTROL INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT'D.)
              ----------------------------------------------------
                                   (UNAUDITED)
                                   -----------


3.   MERGER AND FINANCING (CONT'D.)
     ------------------------------

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

4.   USE OF ESTIMATES
     ----------------

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

5.   SIGNIFICANT ACCOUNTING POLICIES
     -------------------------------

     GOODWILL

     Goodwill represents the excess of purchase price over the fair value of net assets acquired in connection with the Merger and is included in other assets. Goodwill is being amortized over 40 years.

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









                                                                             (6)

AMTROL INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT'D.)
              ----------------------------------------------------
                                   (UNAUDITED)
                                   -----------


     DEFERRED FINANCING COSTS

     Deferred financing costs are stated at cost as a component of other assets and amortized over the life of the related debt using the effective interest method. Amortization of deferred financing costs is included in interest expense.

6.   INVENTORIES

     Inventories are stated at the lower of cost or market and were as follows:

                                             April 5, 1997    December 31, 1996
                                             -------------    -----------------
                                                      (in thousands)

     Raw Materials and Work in Process          $ 8,844          $ 9,429
     Finished Goods                              17,659           15,354
                                                -------          -------
                                                $26,503          $24,783
                                                =======          =======

     Inventories valued under the last-in, first-out (LIFO) cost method comprised of approximately 61.7% of the April 5, 1997 totals and 60.5 % of the 1996 totals.

7.   LONG-TERM DEBT AND NOTES PAYABLE TO BANKS
     -----------------------------------------

     In November 1996, the Company entered into a Bank Credit Agreement (the "Agreement") that provides for secured borrowings from a syndicate of lenders consisting of (i) a five and one-half year revolving credit facility providing for up to $30 million in revolving loans, $5.0 million of which may be used for letters of credit (the "Revolving Credit Facility") and (ii) a term loan facility providing for $45.0 million in term loans, consisting of a five and one-half year Tranche A Term Loan of $20.0 million and a seven and one-half year Tranche B Term Loan for $25.0 million (collectively, the Term Loans).

     The Revolving Credit Facility includes a $20.0 million sublimit which is available to finance permitted acquisitions. At April 5, 1997, there were no borrowings outstanding in the Revolving Credit Facility. During the period from November 13, 1996 to April 5, 1997, the Company did not borrow under the Revolving Credit Facility.

     In connection with the Merger, the Company issued $115.0 million of Senior Subordinated Notes due in 2006 (the "Notes"). The Notes are unsecured obligations of the Company. The Notes bear interest at a rate of 10.625% per annum, and are payable semi-annually on each June 30 and December 31, commencing on June 30, 1997.

     Under the terms of both the Agreement and the Note indenture, AMTROL is required to comply with certain financial covenants and restrictions with which AMTROL was in compliance at April 5, 1997.

                                                                             (7)

AMTROL INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT'D.)
              ----------------------------------------------------
                                   (UNAUDITED)
                                   -----------



8.   PROVISION FOR INCOME TAXES
     --------------------------

     The effective income tax rates used in the interim financial statements are estimates of the full year's rates. The difference for 1997 between a provision computed using the respective statutory U.S. federal income tax rate and the provision for income taxes in the accompanying consolidated financial statements is primarily the result of goodwill amortization and certain foreign operating losses for which there is no tax benefit.







                                                                             (8)

AMTROL INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------


ITEM 2.
-------


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                  ---------------------------------------------




OVERVIEW
--------

The following discussion should be read in conjunction with the consolidated Financial Statements and Notes thereto appearing elsewhere in this report. This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1993 and Section 21E of the Securities Exchange Act of 1934. Such statements involve risks and uncertainties that could cause actual results to differ materially from those set forth in such forward-looking statements. Among other things, expectations for upcoming periods are based on assumptions which management believes to be reasonable at this time, including assumptions concerning the volume and product mix of sales. Moreover, there can be no assurances when initiatives undertaken by the Company to improve plant productivity will be successful. Other significant potential risks and uncertainties include the following: risks associated with indebtedness; uncertainties of acquisition strategy; high level of competition in the Company's markets; importance and costs of product innovation; risks associated with international operations; product liability exposure and the risk of adverse effect of economic and regulatory conditions on sales; and risks associated with environmental matters.

The consolidated balance sheet of the Company at April 5, 1997 reflects allocation of the purchase price to the assets acquired in the Merger. Operating results subsequent to the Merger are comparable to prior periods, with the exception of depreciation, interest expense and amortization of intangible assets.








                                                                             (9)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                  ---------------------------------------------



RESULTS OF OPERATIONS
---------------------

The following table sets forth, for the periods indicated, the percentages of the Company's net sales represented by certain income and expense items in the Company's Consolidated Statements of Operations.

                                                                   For the Quarter Ended
                                                               -----------------------------
                                                                April 5,          March 30,
                                                                 1997               1996
                                                               ---------         -----------
                                                               Successor         Predecessor
                                                                Company            Company
                                                               ---------         -----------

          Net Sales                                               100.0%           100.0%
          Cost of Good Sold                                        74.1             73.9
                                                                  -----            -----
          Gross Profit                                             25.9             26.1
          Selling, General and
              Administrative Expenses                              14.3             18.7
          Amortization of Goodwill                                  2.0              -
                                                                  -----            -----
          Income from Operations                                    9.6              7.4
          Interest Expense                                        (10.1)             -
          Interest Income                                            .5               .1
          Other Income, net                                          .5               .2
                                                                  -----            -----
          Income before provision
              for income taxes                                       .5              7.7
          Provision for Income Taxes                                1.3              3.0
                                                                  -----            -----
          Net (Loss) Income                                         (.8)%            4.7%
                                                                  =====            =====

Net sales for the first quarter of 1997 increased by $3.9 million, or 9.5%, from the same period in 1996. The net sales increase for the quarter resulted primarily from increased water systems sales of $1.9 million due to softness in the previous year's quarter in the domestic water systems market and increased sales of domestic disposable containers of $1.6 million compared to the first quarter 1996.

The gross profit in the first quarter increased by $1.0 million or 9.3% from the previous year and the margin percentage decreased to 25.9% of net sales in 1997 from 26.1% in 1996. The gross profit percentage was unfavorably affected by start-up costs associated with the new Singapore production facility and increased raw material costs.

Selling, general and administrative expenses decreased $1.3 million or 16.9% to $6.4 million in the first quarter of 1997, and as a percentage of net sales was 14.3% in 1997 and 18.7% in 1996. Expenses decreased primarily due to reductions in corporate overhead and restructuring of the Company's general and administrative staff, as part of the Company's new business strategy.



                                                                            (10)

AMTROL INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------


RESULTS OF OPERATIONS (CONT'D)
------------------------------


Amortization expense of $.9 million results from amortization of goodwill recorded as part of purchase accounting in connection with the Merger.

Interest expense of $4.5 million reflects the Company's higher levels of debt related to the financing of the Merger.

Net (loss) for the period was $.3 million, a decrease in income of $2.3 million as the increase in operating income was more than offset by the increase in interest expense.

INFLATION
---------

In recent years, inflation has been modest and has not had a material impact upon the results of the Company's operations.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Working Capital at April 5, 1997 was $35.5 million and the ratio of current assets to current liabilities was 2.3 to 1.0. This compares with working capital of $35.2 million and a current ratio of 2.5 to 1.0 at December 31, 1996.

The Company experienced an increase in its Accounts Receivable balance due to the increased level of sales activity when compared to the fourth quarter of 1996. Inventories increased from year end due to seasonality and increased inventory service levels to provide improved customer service.

During the three months ended April 5, 1997, the Company used cash flows from operating activities of $3.2 million. During this same period, the Company invested $2.2 million, net, in machinery and equipment and repaid debt of $.2 million. As a result of the foregoing, the Company's cash balance decreased by $5.5 million.

The Company's total capital expenditures for 1997 are projected to be $7.0 million.

In connection with the Merger, AMTROL issued $115.0 million of Senior Subordinated Notes due 2006 (the "Notes") issued under an Indenture dated as of November 13, 1996. The Notes are unsecured obligations of AMTROL. The Notes bear interest at a rate of 10.625% per annum and are payable semi-annually on each June 30 and December 31 commencing on June 30, 1997. In addition, on or prior to December 31, 1999, the Company may use the net cash proceeds of one or more public equity offerings to redeem up to 35% of the aggregate principal amount of the Notes originally issued at a redemption price of 110.625% of the principal amount thereof plus accrued interest to the date of redemption. Upon a "Change of Control" (as defined in the Indenture), each Note holder has the right to require the Company to repurchase such holder's Notes at a purchase price of 101% of the principal amount plus accrued interest. The Indenture


                                                                            (11)

AMTROL INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------


LIQUIDITY AND CAPITAL RESOURCES (CONT'D.)
-----------------------------------------


contains affirmative and negative covenants and restrictions similar to those required under the terms of the Bank Credit Agreement discussed below. As of April 5, 1997, AMTROL is in compliance with the various covenants of the Indenture.

The Company has a substantial amount of indebtedness. The Company intends to fund its future working capital expenditures and debt service requirements through cash flows generated from operations (including the results of significantly reduced operating expenses) and borrowings under the revolving credit facility (the "Revolving Credit Facility") provided under the Bank Credit Agreement. Upon consummation of the Merger on November 13, 1996, the Company became party to the Bank Credit Agreement. The Bank Credit Agreement provides for $45.0 million of senior term loans (the "Term Loans") and a $30.0 million Revolving Credit Facility. A portion ($20.0 million) of the Term Loans (the "Trance A Term Loans") will mature five and one-half years after the effective date of the Merger, with quarterly amortization payments during the term of such loans. The remainder ($25.0 million) of the Term Loans (the "Tranche B Term Loans") will mature seven and one-half years after the effective date of the Merger, with nominal quarterly amortization prior to the maturity of the Tranche A Term Loans and with the remaining amounts amortizing on a quarterly basis thereafter. The Revolving Credit Facility includes a sublimit providing for up to $20.0 million of availability on a revolving credit basis to finance permitted acquisitions. The commitments under the Revolving Credit Facility and the acquisition sublimit will reduce by $5.0 million in the fourth year and $10.0 million in the fifth year after the effective date of the Merger. The Revolving Credit Facility will mature five and one-half years after the effective date of the Merger. The Bank Credit Facility is secured by substantially all assets of the Company and its subsidiaries.

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

The Company has entered into an agreement to sell all of the assets, subject to all liabilities, of its American Granby Inc. subsidiary. It expects to apply the net proceeds of the sale, estimated at between $4.8 and $5.3 million, to the repayment of debt and to fund future growth.




                                                                            (12)

AMTROL INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

                                     PART II
                                     -------




ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

                   None




















                                                                            (13)

AMTROL INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------


SIGNATURES
----------



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                               AMTROL INC.


Date:    May 20, 1997                          By: /s/ John P. Cashman
     -----------------------                       ----------------------------
                                                   John P. Cashman
                                                   Chairman, President and
                                                   Chief Executive Officer



Date:    May 20, 1997                          By: /s/ Edward J. Cooney
     -----------------------                       ----------------------------
                                                   Edward J. Cooney
                                                   Senior Vice President
                                                   Chief Financial Officer













                                                                            (14)