Form 10-Q
period 1997-07-05
AMTROL INC /RI/
filed 1997-08-19
CIK 853547

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the quarterly period ended:     JULY 5, 1997
                                   --------------
Commission file number:               0-20328
                                   --------------

                                   AMTROL INC.
             (exact name of registrant as specified in its charter)


  Rhode Island                                                      05-0246955
---------------                                                   -------------



                 1400 Division Road, West Warwick, RI 02893-1008
                 -----------------------------------------------
                    (Address of principal executive offices)




Registrant's telephone number, including area code:           (401) 884-6300
                                                         -----------------------


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


                    100 SHARES OF COMMON STOCK $.01 PAR VALUE
                               as of July 5, 1997

AMTROL INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

           FORM 10-Q FOR THE QUARTER AND SIX MONTHS ENDED JULY 5, 1997


                                   INDEX






                                                                           PAGE
PART I.    FINANCIAL INFORMATION                                           ----

   Item 1. Consolidated Balance Sheets -
             July 5, 1997 and December 31, 1996                               1

           Consolidated Statements of Operations -
             For the Quarter and Six Months Ended July 5, 1997
             (Successor Company) and June 29, 1996
             (Predecessor Company)                                            2

           Consolidated Statement of Shareholders' Equity --
             For the Six Months Ended July 5, 1997                            3

           Consolidated Statements of Cash Flows --
             For the Six Months Ended July 5, 1997 (Successor Company)
             and June 29, 1996 (Predecessor Company)                          4

           Notes  to Consolidated Financial Statements                        5

   Item 2. Management's Discussion and Analysis of Results of
            Operations and Financial Condition                               10


PART II.   OTHER INFORMATION

   Item 6. Exhibits and Report on Form 8-K                                   16

           Signatures                                                        17

                         AMTROL INC. AND SUBSIDIARIES


                          CONSOLIDATED BALANCE SHEETS
                           (Unaudited - in thousands)


                                     ASSETS
                                                                    July 5,      December 31,
                                                                     1997           1996
                                                                   --------      -----------
CURRENT ASSETS:

   Cash and cash equivalents ...................................   $  2,056        $  6,383
   Accounts receivable, less allowance for doubtful accounts ...     35,319          21,861
   Accounts receivable - tax refund ............................        938           2,000
   Inventories .................................................     25,995          24,783
   Prepaid income taxes ........................................      1,734           1,734
   Prepaid expenses and other ..................................        858             691
   Assets held for sale ........................................        846           1,500
                                                                   --------        --------
      Total current assets .....................................     67,746          58,952
                                                                   --------        --------

Net Property, Plant and Equipment ..............................     49,211          36,889


OTHER ASSETS:
   Cash surrender value of officers' life insurance ............        491           1,614
   Goodwill ....................................................    168,857         147,756
   Financing Costs .............................................      7,970           8,387
   Other .......................................................      1,592           1,285
                                                                   --------        --------
                                                                    178,910         159,042
                                                                   --------        --------
                                                                   $295,867        $254,883
                                                                   ========        ========


                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current maturities of long term debt ........................   $  4,999        $    825
   Accounts payable ............................................     12,397           5,794
   Accrued expenses ............................................     14,648          14,472
   Accrued interest ............................................        906           2,232
   Accrued income taxes ........................................      1,330             582
                                                                   --------        --------
      Total current liabilities ................................     34,280          23,905
                                                                   --------        --------

LONG TERM DEBT, LESS CURRENT INSTALLMENTS ......................    183,390         159,175
                                                                   --------        --------

OTHER NONCURRENT LIABILITIES ...................................     12,179           4,544
                                                                   --------        --------

DEFERRED INCOME TAXES ..........................................        224             222
                                                                   --------        --------

SHAREHOLDERS' EQUITY:
   Common stock $.01 par value- Authorized-1,000 shares
     Issued-100 shares .........................................         --              --
   Additional paid-in capital ..................................     69,326          69,326
   Retained earnings ...........................................     (3,532)         (2,289)
                                                                   --------        --------
      Total shareholders' equity ...............................     65,794          67,037
                                                                   --------        --------
                                                                   $295,867        $254,883
                                                                   ========        ========





The accompanying notes are an integral part of these consolidated financial statements.


                                                                             (1)

                          AMTROL INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                           (Unaudited - in thousands)


                                                     FOR THE QUARTER ENDED        FOR THE SIX MONTHS ENDED
                                                   --------------------------    --------------------------
                                                     JULY 5,       JUNE 29,        JULY 5,       JUNE 29,
                                                       1997          1996           1997          1996
                                                   (Successor    (Predecessor    (Successor    (Predecessor
                                                     Company)      Company)        Company)       Company)
                                                   ----------    ------------    ----------     -----------

NET SALES .......................................    $43,510        $48,254        $88,545        $89,416

COST OF GOODS SOLD ..............................     32,524         34,729         65,883         65,166
                                                     -------        -------        -------        -------
   Gross profit .................................     10,986         13,525         22,662         24,250

OPERATING EXPENSES:
   Selling ......................................      3,319          4,203          6,887          8,057
   General and administrative ...................      2,938          3,407          5,788          7,244
   Amortization of Goodwill .....................        937             --          1,875             --
                                                     -------        -------        -------        -------
      Income from operations ....................      3,792          5,915          8,112          8,949

OTHER INCOME (EXPENSE):
   Interest expense .............................     (4,418)           (10)        (8,947)           (44)
   Interest income ..............................         56             39            290            160
   License and distributorship fees .............         60             50            110            106
   Other, net ...................................       (184)            45            (11)            47
                                                     -------        -------        -------        -------
      Income before provision for income taxes ..       (694)         6,039           (446)         9,218

PROVISION FOR INCOME TAXES ......................        209          2,310            797          3,549
                                                     -------        -------        -------        -------
NET (LOSS) INCOME ...............................    $  (903)       $ 3,729        $(1,243)       $ 5,669
                                                     =======        =======        =======        =======



















The accompanying notes are an integral part of these consolidated financial statements.





                                                                             (2)

                          AMTROL INC. AND SUBSIDIARIES


                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                          (Unaudited - in thousands)



                                                              Additional
                                                     Common     Paid-in     Retained
                                                     Stock      Capital      Earnings
                                                    -------     ------       ------
BALANCE, December 31, 1996 ......................        --     69,326       (2,289)

    Net Loss ....................................        --         --       (1,243)
                                                    -------     ------       ------
BALANCE, July 5, 1997 ...........................        --     69,326       (3,532)
                                                    =======     ======       ======







The accompanying notes are an integral part of these consolidated financial statements.


                                                                             (3)

                          AMTROL INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited - in thousands)

                                                                          FOR THE SIX MONTHS ENDED
                                                                        --------------------------
                                                                           JULY 5,      JUNE 29,
                                                                            1997          1996
                                                                        (SUCCESSOR    (PREDECESSOR
                                                                          COMPANY)      COMPANY)
                                                                        ----------     -----------

CASH FLOWS FROM OPERATING ACTIVITIES:

    Net (Loss) Income .................................................   $(1,243)       $  5,669
                                                                          -------        --------

    Adjustments to reconcile net (loss) income to net cash used by operating activities -
          Depreciation and amortization ...............................     5,170           2,609
          Provision for losses on accounts receivable .................       105             109
          (Gain)Loss on sale of fixed assets ..........................         2              30
    Change in assets and liabilities -
          (Increase)decrease in assets -
               Accounts receivable, net ...............................    (6,905)        (10,410)
               Income tax receivable ..................................     2,000              --
               Inventory ..............................................     4,073            (153)
               Prepaid income taxes ...................................         0             (57)
               Prepaid expenses and other .............................       (92)           (790)
               Cash surrender value of officers' life insurance .......     1,123           1,448
               Other assets ...........................................      (778)            252
          Increase(decrease) in liabilities -
               Accounts payable .......................................       882           3,317
               Accrued expenses .......................................    (5,678)         (2,961)
               Accrued income taxes ...................................       748             743
               Deferred income taxes ..................................         2              --
               Other noncurrent liabilities ...........................      (119)           (236)
                                                                          -------        --------

                                                                              533          (6,099)
                                                                          -------        --------

               Net cash used by operating activities ..................      (710)           (430)
                                                                          -------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Investment in Alfa ................................................   (22,786)             --
    Investment in Alfa net non-cash assets ............................    (4,173)             --
    Proceeds from sale of fixed assets ................................       681           1,968
    Capital expenditures ..............................................    (4,041)         (5,145)
                                                                          -------        --------

               Net cash used in investing activities ..................   (30,319)         (3,177)
                                                                          -------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Repayment of long term debt .......................................      (298)             --
    Issuance of short term debt .......................................    20,000           3,500
    Deferred installment finance and acquisition costs ................     7,000              --
    Cash dividends ....................................................        --          (5,950)
    Issuance of common stock - exercise of stock options ..............        --              94
    Repurchase of treasury stock ......................................        --             (15)

               Net cash used in financing activities ..................    26,702          (2,371)
                                                                          -------        --------

NET DECREASE IN CASH AND CASH EQUIVALENTS .............................    (4,327)         (5,978)

CASH AND CASH EQUIVALENTS, beginning of period ........................     6,383           9,078
                                                                          -------        --------

CASH AND CASH EQUIVALENTS, end of period ..............................  $  2,056        $  3,100
                                                                          -------        --------
CASH PAID FOR:
    Interest ..........................................................  $  8,343        $     57
    Income taxes ......................................................  $     11        $  2,733





The accompanying notes are an integral part of these consolidated financial statements.





                                                                             (4)

AMTROL INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.   CONSOLIDATED FINANCIAL STATEMENTS

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

2.   BASIS OF PRESENTATION

     For periods prior to November 13, 1996, the accompanying consolidated financial statements represent the consolidated results and financial position of AMTROL Inc. and Subsidiaries (the Predecessor). On November 13, 1996, the Predecessor merged with AMTROL Acquisition, Inc., a wholly-owned subsidiary of AMTROL Holdings Inc., a Delaware corporation organized by The Cypress Group L.L.C. as more fully described in Note 3 (the Merger). Financial statements for periods subsequent to November 12, 1996 represent the consolidated financial statements of AMTROL Inc. and Subsidiaries (the Successor) after giving effect to the Merger. References to the Company refer to the Predecessor prior to the Merger and the Successor post-Merger.

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


                                                                             (5)

AMTROL INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT'D.)
                                   (UNAUDITED)


3.   MERGER AND FINANCING (CONT'D.)


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

4.   ACQUISITION

     On June 30, 1997, the Company entered into a Promissory Agreement and a Complementary Document to the Promissory Agreement (collectively, the "Purchase Agreements") to acquire all the outstanding capital shares of Petroleo Mecanica Alfa, S.A., a corporation organized under the laws of Portugal ("Alfa").

     Alfa is a leading designer and manufacturer of reusable steel gas cylinders used for heating and refrigerant gases and maintains a production facility in Guimaraes, Portugal. Following the Acquisition, AMTROL will integrate Alfa into its existing business of manufacturing and distributing water and HVAC systems. This will provide a significant low cost manufacturing base for AMTROL products for distribution in Europe and the Far East.

     Under the Purchase Agreements the Company agreed to purchase Alfa for an aggregate purchase price of $25,500,000 (in United States dollars) and assumed immediate management control of Alfa (the "Acquisition"). Accordingly, the consolidated balance sheet of AMTROL as of July 5, 1997 reflects the balances of Alfa as of such date. AMTROL paid $20 million of the purchase price on June 30, 1997 from borrowings out of availability under AMTROL's existing credit facility. The balance of $5.5 million, which is reflected in Other Non-current Liabilities on the balance sheet, is expected to be paid in December 1997 and will be funded by cash provided from working capital. The Acquisition is subject to the filing and approval requirements imposed by Portuguese laws governing concentration of industries and free competition.

                                                                             (6)

AMTROL INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT'D.)
                                   (UNAUDITED)





5.   USE OF ESTIMATES

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

6.   SIGNIFICANT ACCOUNTING POLICIES

     GOODWILL

     Goodwill represents the excess of purchase price over the fair value of net assets acquired in connection with the Merger (approximately $146 million) and the Alfa Acquisition (approximately $22 million) and is included in other assets. Goodwill is being amortized over 40 years.

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


                                                                             (7)

AMTROL INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT'D.)
                                   (UNAUDITED)



     7.   INVENTORIES

          Inventories are stated at the lower of cost or market and were as follows:


                                                                 July 5, 1997       December 31, 1996
                                                                 ------------       -----------------
                                                                           (in thousands)

         Raw Materials and Work in Process                       $ 8,414                 $ 9,429
         Finished Goods                                           17,581                  15,354
                                                                 -------                 -------
                                                                 $25,995                 $24,783
                                                                 =======                 =======


          Inventories valued under the last-in, first-out (LIFO) cost method comprised approximately 62.5% of the July 5, 1997 totals and 60.5% of the 1996 totals.


     8.   LONG-TERM DEBT AND NOTES PAYABLE TO BANKS

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

          On June 30, 1997, the Company borrowed $20.0 million under the Revolving Credit Facility to finance the Alfa Acquisition (see
          Note 4).

          In connection with the Merger, the Company issued $115.0 million of Senior Subordinated Notes due in 2006 (the "Notes"). The Notes are unsecured obligations of the Company. The Notes bear interest at a rate of 10.625% per annum, which is payable semi-annually on each June 30 and December 31, commencing on June 30, 1997.

          Under the terms of both the Agreement and the Note indenture, AMTROL is required to comply with certain financial covenants and restrictions with which AMTROL was in compliance at July 5, 1997.


                                                                             (8)

--------------------------------------------------------------------------------
AMTROL INC. AND SUBSIDIARIES


     9.   PROVISION FOR INCOME TAXES

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


     10.  SALE OF ASSETS

          In May 1997, the Company sold all of the assets, subject to substantially all liabilities, of its American Granby Inc. subsidiary. Accordingly, the results of American Granby are included in the accompanying consolidated statements of operations for the first five months of 1997 as compared to the entire six month period in 1996. Net sales and operating income included in the accompanying consolidated statements are as follows:

                                            Quarter Ended      Six Months Ended
                                          -----------------   ------------------
                                          July 5,  June 29,   July 5,   June 30,
                                           1997     1996       1997      1996
                                           ----     ----       ----      ----
        Net Sales                           $2.9    $5.9       $7.6      $10.6
        Operating Income                      --      .3         --         .2

          In May 1997, the Company sold its Peru, Indiana production facility and the related pump business. AMTROL transferred certain production activities performed in Peru to the Company's West Warwick, RI facility. The Company believes that the operational efficiencies gained through production consolidation will offset lost contribution from the pump business.

          The Company utilized the net proceeds of the sales of approximately $6.0 million to fund seasonal working capital demands as well as the Alfa Acquisition.

                                                                             (9)

--------------------------------------------------------------------------------
AMTROL INC. AND SUBSIDIARIES


ITEM 2.
-------

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION




OVERVIEW

The following discussion should be read in conjunction with the consolidated Financial Statements and Notes thereto appearing elsewhere in this report. This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements involve risks and uncertainties that could cause actual results to differ materially from those set forth in such forward-looking statements. Among other things, expectations for upcoming periods are based on assumptions which management believes to be reasonable at this time, including assumptions concerning the volume and product mix of sales. Moreover, there can be no assurances when initiatives undertaken by the Company to improve plant productivity will be successful. Other significant potential risks and uncertainties include the following: risks associated with indebtedness; uncertainties of acquisition strategy including the successful integration of the Alfa Acquisition; high level of competition in the Company's markets; importance and costs of product innovation; risks associated with international operations; product liability exposure and the risk of adverse effects of economic and regulatory conditions on sales; and risks associated with environmental matters.

The consolidated balance sheet of the Company at July 5, 1997 reflects allocation of the purchase price to the assets acquired in the Merger and reflects the balances of Alfa as of such date. Operating results subsequent to the Merger are comparable to prior periods, with the exception of depreciation, interest expense and amortization of intangible assets and the sale of the Company's American Granby accessory business.

                                                                            (10)

--------------------------------------------------------------------------------
AMTROL INC. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION




RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentages of the Company's net sales represented by certain income and expense items in the Company's Consolidated Statements of Operations.


                                          For The Quarter Ended        For the Six Months Ended
                                        ---------------------------   ----------------------------
                                        July 5, 1997  June 29, 1996    July 5, 1997  June 29, 1996
                                        Successor      Predecessor      Successor     Predecessor
                                         Company        Company          Company        Company
                                        ----------------------------------------------------------

         Net Sales                         100.0%        100.0%           100.0%         100.0%
         Cost of Good Sold                  74.8          72.0             74.4           72.9
                                           -----         -----            -----          -----
         Gross Profit                       25.2          28.0             25.6           27.1
         Selling, General and
             Administrative Expenses        14.4          15.7             14.3           17.1
         Amortization of Goodwill            2.1            --              2.1             --
                                           -----         -----            -----          -----
         Income from Operations              8.7          12.3              9.2           10.0
         Interest Expense                  (10.0)           --            (10.1)            --
         Interest Income                      .1            .1               .1             .1
         Other Income, net                   (.3)           .1               .1             .1
                                           -----         -----            -----          -----
         Income before provision
             for income taxes               (1.5)         12.5              (.5)          10.3
         Provision for Income Taxes           .5           4.8               .9            4.0
                                           -----         -----            -----          -----
         Net (Loss) Income                  (1.0)%         7.7%            (1.4)%          6.3%
                                           =====         =====            =====          =====

Company results for the quarter were impacted by the divestiture of its American Granby accessory business in May 1997 (see Note 10) as June did not include sales and income from the accessory business which were included in the comparable period in 1996. In addition, in the chemical container business, competitive pricing actions as well as the movement of chemical container customers towards long-term single source contracts, have adversely affected margins. However, the Company believes it has successfully maintained market volume and position. Sales of the Company's water systems products in June were not as strong as anticipated due to ongoing slow industry-wide market conditions. As a result, the Company increased its marketing and promotion costs to maintain its market leadership in its water systems market. The plumbing and heating sector continues to show strength.

                                                                            (11)

AMTROL INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
RESULTS OF OPERATIONS (con't)
------------------------------

Due primarily to the divestiture of the Company's American Granby accessory business in May 1997, which resulted in no accessory sales being included for June 1997 as compared to $2.6 million for June 1996, net sales for the second quarter of 1997 decreased by $4.7 million, or 9.7%, from the same period in 1996, which was the highest sales quarter in Company history.

In addition, while sales in the first two months of the 1997 second quarter were consistent with the Company's expectations, sales in June were not as strong as anticipated due to slow industry-wide market conditions in the water systems market. This resulted in a shortfall of $1.1 million in sales when compared to the strong performance in the second quarter of 1996. Also, despite stable unit volumes, the Company experienced a $ 0.8 million decrease in sales of domestic disposable containers from the comparable period in 1996 due to the aforementioned competitive pricing actions.

Net sales for the six months ended July 5, 1997 decreased by $0.9 million or 1.0 % when compared to 1996 due primarily to the divestiture of the Company's accessory business. Excluding the impact of the divestiture of American Granby, sales for the six months ended July 5, 1997 increased $1.7 million or 2% when compared to 1996, primarily due to increased sales of the Company's plumbing and heating products.

The gross profit in the second quarter decreased by $2.5 million or 18.5% from the previous year and the margin percentage decreased to 25.2% of net sales in 1997 from 28.0% in 1996. The gross profit percentage was unfavorably affected by unanticipated high costs associated with the new Singapore production facility. In addition, during 1997, the Company experienced higher product returns than normal, due to a manufacturing process problem which has since been corrected. The Company believes these incremental product returns will be resolved by the end of 1997.

As previously discussed, pricing and promotion costs due to competitive market conditions in the Company's water systems and chemical container markets decreased gross profit. Increased raw material costs also adversely affected the gross margin as well as incremental depreciation expenses of $0.3 million for the six months ended July 5, 1997 from the comparable period in 1996.

For the six months ended July 5, 1997, gross profit decreased by $1.5 million or 6.2% as compared to the same period in 1996, and the gross profit percentage decreased to 25.6% of net sales in 1997 from 27.0% in 1996.

The Company's acquisition of Alfa in Portugal provides it with a low-cost international manufacturing facility. With the continuing operating losses at its Singapore production facility, the Alfa Acquisition provides the Company with the flexibility to reevaluate its international manufacturing strategy. The Company expects to complete this review in the third quarter.

                                                                            (12)

AMTROL INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

RESULTS OF OPERATIONS (con't)
-----------------------------


Selling, General and Administrative expenses decreased $1.3 million or 16.9% to $6.3 million in the second quarter of 1997, and as a percentage of net sales was 14.4% in 1997 and 15.7% in 1996. Expenses decreased primarily due to reductions in corporate overhead and restructuring of the Company's general and administrative staff, as part of the Company's new business strategy. For the first six months of 1997, Selling, General and Administrative Expenses decreased by $2.6 million to $12.7 million, or 14.3% of net sales in 1997 from $15.3 million or 17.1% of net sales in 1996.

Amortization expense of $0.9 million for the second quarter and $1.9 million for the first six months of 1997 results from amortization of goodwill recorded as part of purchase accounting in connection with the Merger.

Earnings before interest, taxes, depreciation and amortization (EBITDA) in the second quarter of 1997 decreased to $6.1 million from $7.2 million in the comparable period of 1996. For the six months, EBITDA increased by $1.5 million to $13.1 million from $11.6 million in 1996. Excluding the impact of the divestiture of the accessory business, EBITDA would have increased by $1.7 million or 15% for the six month period and would have decreased by $0.8 million for the quarter.

Interest expense of $4.4 million for the second quarter and $8.9 million for the six month period reflects the Company's higher levels of debt related to the financing of the Merger.

Net (loss) for the second quarter was $0.9 million, a decrease in income of $4.6 million reflecting the $2.1 million decrease in operating income together with the increase in interest expense.

Due to the timing of the Acquisition, the results of operation of Alfa will be included with the consolidated results of AMTROL commencing with the third quarter.

INFLATION

In recent years, inflation has been modest and has not had a material impact upon the results of the Company's operations.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital at July 5, 1997 was $33.5 million and the ratio of current assets to current liabilities was 1.98 to 1.0. This compares with working capital of $35.2 million and a current ratio of 2.5 to 1.0 at December 31, 1996.

The Company experienced an increase in its Accounts Receivable balance due to the increased level of sales activity, reflecting seasonal demand, when compared to the fourth quarter of 1996. Inventories increased from year end due to seasonality and increased inventory service levels to provide improved customer service.


                                                                            (13)

AMTROL INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES (con't.)
-----------------------------------------

During the six months ended July 5, 1997, the Company used cash flows from operating activities of $ .7 million. During this same period, the Company invested $3.3 million, net, in machinery and equipment and repaid debt of $.3 million. As a result of the foregoing, the Company's cash balance decreased by $4.3 million.

The Company's total capital expenditures for 1997 are projected to be $7.0 million.

In connection with the Merger, AMTROL issued $115.0 million of Senior Subordinated Notes due 2006 (the "Notes") issued under an Indenture dated as of November 13, 1996. The Notes are unsecured obligations of AMTROL. The Notes bear interest at a rate of 10.625% per annum and are payable semi-annually on each June 30 and December 31 commencing on June 30, 1997. In addition, on or prior to December 31, 1999, the Company may use the net cash proceeds of one or more public equity offerings to redeem up to 35% of the aggregate principal amount of the Notes originally issued at a redemption price of 110.625% of the principal amount thereof plus accrued interest to the date of redemption. Upon a "Change of Control" (as defined in the Indenture), each Note holder has the right to require the Company to repurchase such holder's Notes at a purchase price of 101% of the principal amount plus accrued interest. The Indenture contains affirmative and negative covenants and restrictions similar to those required under the terms of the Bank Credit Agreement discussed below. As of July 5, 1997, AMTROL is in compliance with the various covenants of the Indenture.

The Company has a substantial amount of indebtedness. The Company intends to fund its future working capital expenditures and debt service requirements through cash flows generated from operations (including the results of initiatives to significantly reduce operating expenses) and borrowings under the revolving credit facility (the "Revolving Credit Facility") provided under the Bank Credit Agreement. Upon consummation of the Merger on November 13, 1996, the Company became party to the Bank Credit Agreement. The Bank Credit Agreement provides for $45.0 million of senior term loans (the "Term Loans") and a $30.0 million Revolving Credit Facility. A portion ($20.0 million) of the Term Loans (the "Tranche A Term Loans") will mature five and one-half years after the effective date of the Merger, with quarterly amortization payments during the term of such loans. The remainder ($25.0 million) of the Term Loans (the "Tranche B Term Loans") will mature seven and one-half years after the effective date of the Merger, with nominal quarterly amortization prior to the maturity of the Tranche A Term Loans and with the remaining amounts amortizing on a quarterly basis thereafter. The Revolving Credit Facility includes a sublimit providing for up to $20.0 million of availability on a revolving credit basis to finance permitted acquisitions. On June 30, 1997, the Company borrowed $20 million, representing the entire acquisition sublimit under the Revolving Credit Facility, to fund the acquisition of Alfa. The commitments under the Revolving Credit Facility and the acquisition sublimit will reduce by $5.0 million in the fourth year and $10.0 million in the fifth year after the effective date of the Merger, November 13, 1996. The Revolving Credit Facility will mature five and one-half years after the effective date of the Merger. The Bank Credit Facility is secured by substantially all assets of the Company and its subsidiaries.


                                                                            (14)

AMTROL INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES (con't.)
-----------------------------------------

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

The Company has sold all of the assets, subject to substantially all liabilities, of its American Granby Inc. subsidiary. In May 1997, the Company sold its Peru, Indiana production facility and the related pump business. AMTROL transferred certain production activities performed in Peru into the Company's West Warwick, RI facility. The Company believes that the operational efficiencies gained through production consolidation will offset lost contribution from the pump business. It expects to apply the net proceeds of the sales, approximately $6.0 million, to fund seasonal working capital demands as well as the acquisition of Alfa.

                                                                            (15)

AMTROL INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

                                     PART II




ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

               EXHIBITS

               2. Promissory Agreement dated as of June 30, 1997 between AMTROL Inc. and Seller together with annexes thereto and Complementary Document to the Promissory agreement dated June 30, 1997 between AMTROL Inc. and Seller incorporated by reference to Exhibit 2 to Form 8-K dated June 30, 1997.

               10.1(a) First Amendment to Credit Agreement dated June 30, 1997.

               27 Financial Data Schedule


               REPORTS ON FORM 8-K

               (1) On July 15, 1997, the Company filed a Form 8-K concerning entering into an agreement to acquire all of the outstanding capital shares of Petroleo Mecanica Alfa, S.A., a corporation organized under the laws of Portugal.


                                                                            (16)

AMTROL INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------


                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   AMTROL INC.


Date:          AUGUST  18, 1997                    By:    S\S  JOHN P. CASHMAN
    ----------------------------------               -------------------------
                                                         John P. Cashman
                                                         Chairman, President and
                                                         Chief Executive Officer



Date:          AUGUST 18, 1997                     By:    S\S EDWARD J. COONEY
    ----------------------------------               -------------------------
                                                         Edward J. Cooney
                                                         Senior Vice President
                                                         Chief Financial Officer




                                                                            (17)