Form 10-Q
period 1997-10-04
AMTROL INC /RI/
filed 1997-11-17
CIK 853547

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the quarterly period ended:      OCTOBER 4, 1997
                                     ---------------

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






                    100 SHARES OF COMMON STOCK $.01 PAR VALUE
                    -----------------------------------------
                              as of October 4, 1997

AMTROL INC. AND SUBSIDIARIES


         FORM 10-Q FOR THE QUARTER AND NINE MONTHS ENDED OCTOBER 4, 1997



                                      INDEX


                                                                            PAGE
                                                                            ----
PART I.     FINANCIAL INFORMATION

   Item 1.  Consolidated Balance Sheets -
                October 4, 1997 and December 31, 1996                         1

            Consolidated Statements of Operations -
                For the Quarter and Nine Months Ended October 4, 1997
                (Successor Company) and September 28, 1996
                (Predecessor Company)                                         2

            Consolidated Statement of Shareholders' Equity -
                For the Nine Months Ended October 4, 1997                     3

            Consolidated Statements of Cash Flows -
                For the Nine Months Ended October 4, 1997
                (Successor Company)
                and September 28, 1996 (Predecessor Company)                  4

            Notes  to Consolidated Financial Statements                       5

   Item 2.  Management's Discussion and Analysis of Results of
                Operations and Financial Condition                            10


PART II.    OTHER INFORMATION

   Item 6.  Exhibits and Report on Form 8-K                                   16


            Signatures                                                        17


                          AMTROL INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                           (UNAUDITED - IN THOUSANDS )



                                     ASSETS
                                                                      OCTOBER 4,       DECEMBER 31,
                                                                         1997              1996
                                                                      ----------       ------------
CURRENT ASSETS:
      Cash and cash equivalents                                        $  6,636          $  6,383
      Accounts receivable, less allowance for doubtful accounts          32,508            21,861
      Accounts receivable - tax refund.                                     549             2,000
      Inventories                                                        26,667            24,783
      Prepaid income taxes                                                1,734             1,734
      Prepaid expenses and other                                            912               691
      Assets held for sale                                                  846             1,500
                                                                       --------          --------
         Total current assets                                            69,852            58,952
                                                                       --------          --------

Net Property, Plant and Equipment                                        48,272            36,889

OTHER ASSETS:
      Cash surrender value of officers' life insurance                      506             1,614
      Goodwill                                                          167,882           147,756
      Financing Costs                                                     7,722             8,387
      Other                                                               1,417             1,285
                                                                       --------          --------
                                                                        177,527           159,042
                                                                       --------          --------
                                                                       $295,651          $254,883
                                                                       ========          ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
      Current maturities of long term debt                               $4,849              $825
      Accounts payable                                                   13,617             5,794
      Accrued expenses                                                   13,627            14,472
      Accrued interest                                                    3,964             2,232
      Accrued income taxes                                                1,757               582
                                                                       --------          --------
         Total current liabilities                                       37,814            23,905
                                                                       --------          --------

LONG TERM DEBT, LESS CURRENT INSTALLMENTS                               182,546           159,175
                                                                       --------          --------

OTHER NONCURRENT LIABILITIES                                             12,211             4,544
                                                                       --------          --------

DEFERRED INCOME TAXES                                                       224               222
                                                                       --------          --------

SHAREHOLDERS' EQUITY:
      Common stock $.01 par value- Authorized-1,000 shares
        Issued-100 shares.                                                   --                --
      Additional paid-in capital                                         69,326            69,326
      Retained earnings                                                  (6,470)           (2,289)
                                                                       --------          --------
         Total shareholders' equity                                      62,856            67,037
                                                                       --------          --------
                                                                       $295,651          $254,883
                                                                       ========          ========



The accompanying notes are an integral part of these consolidated financial statements.

                                                                             (1)

                          AMTROL INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                           (UNAUDITED - IN THOUSANDS)




                                             FOR THE QUARTER ENDED            FOR THE NINE MONTHS ENDED
                                         -----------------------------       ---------------------------
                                         OCTOBER 4,      SEPTEMBER 28,       OCTOBER 4,    SEPTEMBER 28,
                                            1997             1996               1997            1996
                                         (SUCCESSOR      (PREDECESSOR        (SUCCESSOR     (PREDECESSOR
                                          COMPANY)          COMPANY)          COMPANY)        COMPANY)
                                         ----------      -------------       ----------    -------------

Net sales                                 $48,166           $45,400           $136,711        $134,816

Cost of goods sold                         35,905            32,852            101,788          98,018
                                          -------           -------           --------        --------
Gross profit                               12,261            12,548             34,923          36,798


Selling                                    3,378             4,363             10,265          12,420
General and administrative                  3,270             3,129              9,058          10,373
Plant Closing Costs                         2,500                --              2,500              --
Amortization of Goodwill                    1,035                --              2,910              --
                                          -------           -------           --------        --------
          Income from operations            2,078             5,056             10,190          14,005


Interest expense                           (4,949)             (105)           (13,896)           (149)
Interest income                                55                20                345             180
License and distributorship fees               80                50                190             156
Other, net                                    297                37                286              84
                                          -------           -------           --------        --------
      Income (loss) before provision
        for income taxes                   (2,439)            5,058             (2,885)         14,276


Provision for income taxes                    456             1,947              1,253           5,496
                                          -------           -------           --------        --------
Net (loss) income                         ($2,895)          $ 3,111            ($4,138)       $  8,780
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

                                                                             (2)

                          AMTROL INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                           (UNAUDITED - IN THOUSANDS )


                                                 Additional
                                     Common       Paid - in      Retained
                                     Stock         Capital       Earnings
                                     ------      ----------      --------

BALANCE, December 31, 1996             -           69,326         (2,289)
      Currency Conversion Loss                                       (43)
      Net Loss.                        -                          (4,138)
                                     =====         ======         ======
BALANCE, October  4, 1997              -           69,326         (6,470)
                                     =====         ======         ======


The accompanying notes are an integral part of these consolidated financial statements.









                                                                             (3)

                          AMTROL INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED - IN THOUSANDS)



                                                                             FOR THE NINE MONTHS ENDED
                                                                           OCTOBER 4,      SEPTEMBER 28,
                                                                              1997             1996
                                                                           (SUCCESSOR      (PREDECESSOR
                                                                            COMPANY)         COMPANY)
                                                                           ----------      -------------

CASH FLOWS FROM OPERATING ACTIVITIES:
      Net (Loss) Income                                                      ($4,138)        $ 8,780
      Adjustments to reconcile net (loss) income to net cash used by operating activities -
                 Depreciation                                                  4,394           3,932
                 Amortization                                                  3,782
                 Provision for losses on accounts receivable                     207             181
                 Loss on sale of fixed assets                                      2              92

      Changes in assets and liabilities                                        2,637          (6,431)
                                                                            --------         -------

                        Net cash provided by operating activities              6,884           6,554

CASH FLOWS FROM INVESTING ACTIVITIES:
      Investment in Alfa                                                     (22,786)
      Investment in Alfa net non-cash assets                                  (4,173)
      Proceeds from sale of fixed assets                                         681           1,991
      Capital expenditures                                                    (6,061)         (8,053)
                                                                            --------         -------

                        Net cash used in investing activities                (32,339)         (6,062)

CASH FLOWS FROM FINANCING ACTIVITIES:
      Repayment of long term debt                                             (1,292)
      Repayment of short term debt                                                            (3,500)
      Issuance of short term debt                                             20,000           3,500
      Deferred installment finance and acquisition costs                       7,000
      Cash dividends                                                                          (6,321)
      Issuance of common stock - exercise of stock options                                       188
      Repurchase of treasury stock                                                               (15)
                                                                            --------         -------

                        Net cash provided by (used) in financing              25,708          (6,148)
                        activities

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                             253          (5,656)

CASH AND CASH EQUIVALENTS, beginning of period                                 6,383           9,078
                                                                            --------         -------
CASH AND CASH EQUIVALENTS, end of period                                    $  6,636         $ 3,422
                                                                            ========         =======

CASH PAID FOR:
      Interest                                                              $ 11,112         $   121
      Income taxes                                                          $     36         $ 4,258




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









                                                                             (6)

AMTROL INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT'D.)
                                   (UNAUDITED)



6.       INVENTORIES

         Inventories are stated at the lower of cost or market and were as follows:

                                                OCTOBER 4, 1997      DECEMBER 31, 1996
                                                ---------------      -----------------
                                                           (in thousands)

         Raw Materials and Work in Process          $ 8,704               $ 9,429
         Finished Goods                              17,581                15,354
                                                    -------               -------
                                                    $26,667               $24,783
                                                    =======               =======

         Inventories valued under the last-in, first-out (LIFO) cost method comprised approximately 62.4% of the October 4, 1997 totals and 60.5 % of the 1997 totals.


7.       LONG-TERM DEBT AND NOTES PAYABLE TO BANKS

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

         On June 30, 1997, the Company borrowed $20.0 million under the Revolving Credit Facility to finance the Alfa Acquisition (see Note
         10).

         In connection with the Merger, the Company issued $115.0 million of Senior Subordinated Notes due in 2006 (the "Notes"). The Notes are unsecured obligations of the Company. The Notes bear interest at a rate of 10.625% per annum, which is payable semi-annually on each June 30 and December 31, commencing on June 30, 1997.

         Under the terms of both the Agreement and the Note indenture, AMTROL is required to comply with certain financial covenants and restrictions with which AMTROL was in compliance at October 4, 1997.








                                                                             (7)

AMTROL INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT'D.)
                                   (UNAUDITED)

8.       PROVISION FOR INCOME TAXES

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

9.       SALE OF ASSETS

         In May 1997, the Company sold all of the assets, subject to substantially all liabilities, of its American Granby Inc. subsidiary. Accordingly, the results of American Granby are included in the accompanying consolidated statements of operations for the first five months of 1997 as compared to the entire nine month period in 1996. Net sales and operating income included in the accompanying consolidated statements are as follows:


                                              QUARTER  ENDED                   NINE MONTHS ENDED
                                        October 4,     September 28,      October 4,      September 28,
                                           1997            1996              1997             1996
                                        ----------     -------------      ----------      -------------

         Net Sales                         $--             $4.8              $7.6             $15.4
         Operating Income                   --               --                --                .2


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

10.      ACQUISITION

         On June 30, 1997, the Company entered into a Promissory Agreement and a Complementary Document to the Promissory Agreement (collectively, the "Purchase Agreements") to acquire all the outstanding capital shares of Petroleo Mecanica Alfa, S.A., a corporation organized under the laws of Portugal ("Alfa").

         Alfa is a leading designer and manufacturer of reusable steel gas cylinders used for heating and refrigerant gases and maintains a production facility in Guimaraes, Portugal. AMTROL expects to integrate Alfa into its existing business of manufacturing and distributing water and HVAC systems. This will provide a significant low cost manufacturing base for AMTROL products for distribution in Europe and the Far East.


                                                                             (8)

AMTROL INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT'D.)
                                   (UNAUDITED)


         The agreement is for an aggregate purchase price of $25,500,000 (in United States dollars). AMTROL assumed immediate management control of Alfa (the "Acquisition") and, accordingly, the consolidated balance sheet of AMTROL as of October 4, 1997 reflects the balances of Alfa as of such date. AMTROL paid $20 million of the purchase price on June 30, 1997 from borrowings available under AMTROL's existing credit facility. The balance of $5.5 million, which is reflected in Other Non-current Liabilities on the balance sheet, is expected to be paid in December 1997 and will be funded by cash provided from working capital. The Acquisition is subject to, and has received, approvals required under Portuguese laws governing concentration of industries and free competition.

         The operating results of Alfa are included in the third quarter and year-to-date sales and operating income in the accompanying financial statements and amounted to $7.8 million and $.8 million, respectively.

11.      PLANT CLOSING

         In September 1997, the Company ceased operations at its Singapore production facility. The Company plans to relocate its production of non-returnable chemical containers to other facilities, including its newly acquired "Alfa" facility in Guimaraes, Portugal. The Company's third quarter and year-to-date results include a pre-tax charge to operating expenses of $2.5 million in connection with the closure. At October 4, 1997, the $2.5 million charge is included in accrued expenses on the consolidated balance sheet.











                                                                             (9)

AMTROL INC. AND SUBSIDIARIES


ITEM 2.


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION




OVERVIEW

The following discussion should be read in conjunction with the consolidated Financial Statements and Notes thereto appearing elsewhere in this report. This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1993 and Section 21E of the Securities Exchange Act of 1934. Such statements involve risks and uncertainties that could cause actual results to differ materially from those set forth in such forward-looking statements. Among other things, expectations for upcoming periods are based on assumptions which management believes to be reasonable at this time, including assumptions concerning the volume and product mix of sales. Moreover, there can be no assurances when initiatives undertaken by the Company to rationalize its manufacturing operations and improve plant productivity will be successful. Other significant potential risks and uncertainties include the following: risks associated with indebtedness; uncertainties of its acquisition strategy, including the successful integration of the Alfa Acquisition; high level of competition in the Company's markets; importance and costs of product innovation; risks associated with international operations; product liability exposure and the risk of adverse effects of economic and regulatory conditions on sales; and risks associated with environmental matters.

The consolidated balance sheet of the Company at October 4, 1997 reflects allocation of the purchase price to the assets acquired in the Merger and reflects the balances of Alfa as of such date. Operating results subsequent to the Merger are comparable to prior periods, with the exception of depreciation, interest expense and amortization of intangible assets, the sale of the Company's American Granby accessory business and the acquisition of the Alfa subsidiary.












                                                                            (10)

AMTROL INC. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentages of the Company's net sales represented by certain income and expense items in the Company's Consolidated Statements of Operations.


                                           For The Quarter Ended             For The Nine Months Ended

                                         Oct.4, 1997   Sept. 28, 1996     Oct. 4, 1997    Sept. 28, 1996
                                          Successor     Predecessor        Successor       Predecessor
                                           Company        Company           Company          Company
                                         -----------   --------------     ------------    --------------


         Net Sales                          100.0%         100.0%            100.0%           100.0%
         Cost of Good Sold                   74.5           72.4              74.5             72.7
                                            -----          -----             -----            -----
         Gross Profit                        25.5           27.6              25.5             27.3
         Selling, General and
             Administrative Expenses         13.8           16.5              14.1             16.9
         Plant Closing Costs                  5.2             --               1.8               --
         Amortization of Goodwill             2.1             --               2.1               --
                                            -----          -----             -----            -----
         Income from Operations               4.4           11.1               7.5             10.4
         Interest Expense                   (10.3)           (.2)            (10.2)             (.1)
         Interest Income                       .1             --                .3               .1
         Other Income, net                     .8             .2                .3               .2
                                            -----          -----             -----            -----
         Income before provision
             for income taxes                (5.0)          11.1              (2.1)            10.6
         Provision for Income Taxes           1.0            4.3                .9              4.1
                                            -----          -----             -----            -----
         Net (Loss) Income                   (6.0)%          6.8%             (3.0)%            6.5%
                                            =====          =====             =====            =====


Results for the quarter and year-to-date periods were impacted by: (i) the acquisition of Alfa on June 30, 1997 (see Note 10) as sales and income from this subsidiary were included in the quarter and year-to-date periods in 1997, but were not included in the comparable period in 1996; (ii) the divestiture of the American Granby accessory business in May 1997 (see Note 9) as 1997 did not include sales and income from the accessory business subsequent to May which were included in the comparable period in 1996; and (iii) the closing of the Company's Singapore production facility in the third quarter which resulted in a charge of $2.5 million to operating expenses (See Note 11).

Net third quarter sales increased $2.8 million or 6.1% compared to the comparable 1996 period. The quarter-to-quarter comparison is affected by the acquisition of Alfa and the sale of American Granby, as well as the sale of the Company's pump business at the Peru facility. Excluding the results of these businesses, sales would have increased approximately 1%. Container product sales increased approximately $.9 million or 11% in the 1997 third quarter as compared to 1996. Sales of the Company's water systems products and plumbing and heating products in the third quarter were essentially even with the 1996 period, after giving effect to the sale of the Company's pump business in May 1997.

                                                                            (11)

AMTROL INC. AND SUBSIDIARIES

The gross profit in the third quarter decreased by $0.3 million or 2.3% from the previous year, while the margin percentage decreased to 25.5% of net sales in 1997 from 27.6% in 1996. The inclusion of the operating results for the Alfa subsidiary in the consolidated results for the quarter deflated the margin percentage as the margins generated on reusable steel gas cylinders produced at this facility are lower than many other Amtrol products. Excluding the results of the new Alfa subsidiary, the margin percentage for the third quarter would have been 27.3%. The gross profit percentage was unfavorably affected by unanticipated high costs associated with the new Singapore production facility through the end of August. Also, during 1997 the Company experienced higher product returns than normal, caused by a manufacturing process problem which has since been corrected. The Company believes these incremental product returns will diminish significantly by the end of 1997. In addition, while the Company believes it has successfully maintained market volume and position in the chemical container business, competitive pricing actions as well as the movement of chemical container customers towards long-term single source contracts, have adversely affected margins.

Net sales for the nine months ended October 4, 1997 increased $1.9 million or about 1% compared to 1996. The year-to-year comparison is affected by the acquisition of Alfa and the sale of American Granby, as well as the sale of the Company's pump business at the Peru facility. Excluding the results of these businesses, sales would have increased approximately 2%. Sales of water systems products were even with last year, while sales of container products and plumbing and heating products increased.

The gross profit and margin percentage for the nine months ended October 4, 1997 were impacted by the same business influences which affected the quarterly results. Gross profit decreased by $1.9 million or 5.1% as compared to the same period in 1996, and the gross profit percentage decreased to 25.5% of net sales in 1997 from 27.3% in 1996. Excluding the results of the new Alfa subsidiary, the margin percentage for the nine month period would have been 26.1%.

Selling, General and Administrative expenses decreased $.8 million or 11.2% to $6.6 million in the third quarter of 1997, and as a percentage of net sales was 13.8% in 1997 and 16.5% in 1996. For the first nine months of 1997, Selling, General and Administrative Expenses decreased by $3.5 million to $19.3 million, or 14.1% of net sales in 1997 from $22.8 million or 16.9% of net sales in 1996. In the third quarter and the nine month period, expenses decreased primarily due to reductions in corporate overhead and restructuring of the Company's general and administrative staff, as part of the Company's new business strategy.

Earnings before interest expense, taxes, depreciation and amortization (EBITDA) in the third quarter of 1997 amounted to $7.7 million compared to $6.5 million in the 1996 third quarter, an increase of $1.2 million or 18.5%. For the nine months, EBITDA increased by $2.7 million or 14.9% to $20.8 million, from $18.1 million in 1996.





                                                                            (12)

AMTROL INC. AND SUBSIDIARIES

As discussed in the accompanying financial statements, the Company ceased operations of its Singapore production facility at the end of August. In connection with the closure of this facility, the Company recorded a pre-tax charge of $2.5 million relating to severance, lease termination and other related costs. The facility had generated losses since it was placed into production in the fourth quarter of 1996 due to difficulties in sourcing quality steel and high fixed costs in relation to production volume. The Company is currently relocating production to other facilities, including the recently acquired Alfa facility in Portugal, and continues to serve the needs and requirements of its Asia/Pacific customers without interruption.

Amortization expense of $1.0 million for the second quarter and $2.9 million for the nine months of 1997 results from amortization of goodwill recorded as part of purchase accounting in connection with the Merger and the acquisition of Alfa.

Interest expense of $4.9 million for the third quarter and $13.9 million for the nine month period reflects the Company's higher levels of debt related to the financing of the Merger and the Alfa acquisition.

Net (loss) for the third quarter was $2.9 million, a decrease in income of $6.0 million compared to 1996. The third quarter net loss includes the $2.5 million pre-tax charge relating to the closure of the Singapore facility as well as the higher amortization and interest expense of $5.9 associated with the Merger and the Alfa acquisition.

INFLATION

In recent years, inflation has been modest and has not had a material impact upon the results of the Company's operations.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital at October 4, 1997 was $32.0 million and the ratio of current assets to current liabilities was 1.85 to 1.0. This compares with working capital of $35.1 million and a current ratio of 2.5 to 1.0 at December 31, 1996.

The Company experienced an increase in its Accounts Receivable balance due to the increased level of sales activity, reflecting seasonal demand, when compared to the fourth quarter of 1996, and to the inclusion of receivables from the recently acquired Alfa subsidiary. Inventories, as well as accounts payable, also increased from the previous year end due to the inclusion of the Alfa subsidiary.

The Company's cash balance increased $.3 million compared to the end of 1996. During the nine months ended October 4, 1997, operating activities provided cash of $6.9 million. During this same period, the Company invested $5.4 million, net, in machinery and equipment and repaid debt of $1.3 million. Proceeds from the May 1997 sale of the American Granby accessories business approximated $6.0 million. These funds were used to partly fund the acquisition of Alfa in June 1997.


                                                                            (13)

AMTROL INC. AND SUBSIDIARIES


LIQUIDITY AND CAPITAL RESOURCES (CONT'D.)

The Company's total capital expenditures for 1997 are projected to be $8.0 million. The projection reflects planned capital investments at the new Alfa facility intended to exploit opportunities for improving productivity at that location.

In connection with the Merger, AMTROL issued $115.0 million of Senior Subordinated Notes due 2006 (the "Notes") issued under an Indenture dated as of November 13, 1996. The Notes are unsecured obligations of AMTROL. The Notes bear interest at a rate of 10.625% per annum and are payable semi-annually on each June 30 and December 31 commencing on June 30, 1997. In addition, on or prior to December 31, 1999, the Company may use the net cash proceeds of one or more public equity offerings to redeem up to 35% of the aggregate principal amount of the Notes originally issued at a redemption price of 110.625% of the principal amount thereof plus accrued interest to the date of redemption. Upon a "Change of Control" (as defined in the Indenture), each Note holder has the right to require the Company to repurchase such holder's Notes at a purchase price of 101% of the principal amount plus accrued interest. The Indenture contains affirmative and negative covenants and restrictions similar to those required under the terms of the Bank Credit Agreement discussed below. As of October 4, 1997, AMTROL is in compliance with the various covenants of the Indenture.

The Company has a substantial amount of indebtedness. The Company intends to fund its future working capital expenditures and debt service requirements through cash flows generated from operations (including the results of initiatives to significantly reduce operating expenses), borrowings under the revolving credit facility (the "Revolving Credit Facility") provided under the Bank Credit Agreement and through the use of available cash balances ($6.6 million at October 4, 1997). (Upon consummation of the Merger on November 13, 1996, the Company became party to the Bank Credit Agreement. The Bank Credit Agreement provides for $45.0 million of senior term loans (the "Term Loans") and a $30.0 million Revolving Credit Facility. A portion ($20.0 million) of the Term Loans (the "Tranche A Term Loans") will mature five and one-half years after the effective date of the Merger, with quarterly amortization payments during the term of such loans. The remainder ($25.0 million) of the Term Loans (the "Tranche B Term Loans") will mature seven and one-half years after the effective date of the Merger, with nominal quarterly amortization prior to the maturity of the Tranche A Term Loans and with the remaining amounts amortizing on a quarterly basis thereafter. The Revolving Credit Facility includes a sublimit providing for up to $20.0 million of availability on a revolving credit basis to finance permitted acquisitions. On June 30, 1997, the Company borrowed $20 million, representing the entire acquisition sublimit under the Revolving Credit Facility, to fund the acquisition of Alfa. The commitments under the Revolving Credit Facility and the acquisition sublimit will reduce by $5.0 million in the fourth year and $10.0 million in the fifth year after the effective date of the Merger, November 13, 1996. The Revolving Credit Facility will mature five and one-half years after the effective date of the Merger. The Bank Credit Facility is secured by substantially all assets of the Company and its subsidiaries.






                                                                            (14)

AMTROL INC. AND SUBSIDIARIES

LIQUIDITY AND CAPITAL RESOURCES (CONT'D.)

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

In May 1997, the Company sold all of the assets, subject to substantially all liabilities, of its American Granby Inc. subsidiary. Also in May 1997, the Company sold its Peru, Indiana production facility and the related pump business. AMTROL transferred certain production activities performed in Peru to the Company's West Warwick, RI facility. The Company believes that the operational efficiencies gained through production consolidation will offset lost contribution from the pump business. As discussed previously, the Company ceased operations of its Singapore Facility at the end of August 1997 and expects to relocate the production of non-returnable chemical containers to other facilities, including the newly acquired Alfa facility in Portugal.














                                                                            (15)

AMTROL INC. AND SUBSIDIARIES

                                     PART II




ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K


No reports or exhibits on form 8-K were filed during the period covered by this report.















                                                                            (16)

AMTROL INC. AND SUBSIDIARIES



SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                   AMTROL INC.


Date: November 17, 1997                            By:  s\s  John P. Cashman
      -----------------                                -------------------------
                                                       John P. Cashman
                                                       Chairman, President and
                                                       Chief Executive Officer



Date: November 17, 1997                            By: s\s Edward J. Cooney
      -----------------                                -------------------------
                                                       Edward J. Cooney
                                                       Senior Vice President
                                                       Chief Financial Officer



















                                                                            (17)