Form 10-K405
period 1997-12-31
AMTROL INC /RI/
filed 1998-03-31
CIK 853547

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1997
                                       or
[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT

For the Transition period from                   to
                               -----------------    --------------------

                         COMMISSION FILE NUMBER 0-20328

                                   AMTROL INC
                                   ----------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

         RHODE ISLAND                        05-0246955
         ------------                        ----------
         (STATE OR OTHER JURISDICTION OF     (I.R.S. EMPLOYER
         INCORPORATION OR ORGANIZATION)      IDENTIFICATION NO.)

   1400 DIVISION ROAD, WEST WARWICK, RI         02893
   ------------------------------------         -----
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
                                       ---    ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]
           ---

As of March 7, 1998, the aggregate market value of the Registrant's voting stock held by non-affiliates was none.

As of March 26, 1998, 100 shares of Common Stock $0.01 par value, of the Registrant were outstanding.

Documents Incorporated by Reference:  NONE

The Exhibit Index for this document appears on page 59 hereof.

                                     PART I
--------------------------------------------------------------------------------

ITEM 1. BUSINESS

  OVERVIEW

      AMTROL Inc ("AMTROL" or the "Company"), is a leading designer, manufacturer and marketer of flow and control products used in the water systems markets and selected sectors of the HVAC market. The Company's principal products include well water accumulators, hot water expansion controls, water treatment products, indirect-fired water heaters, returnable and non-returnable pressure-rated cylinders used primarily to store, transport and dispense refrigerant gases, and returnable cylinders used to dispense heating and cooking gases. Many of these products are based on a technology originated and developed by the Company, which uses a pre-pressurized vessel with an internal diaphragm to handle fluids under pressure.

      The Company believes that its leading market positions in its key product categories are attributable to the strength of AMTROL's brand names and product breadth, quality and innovation, as well as its marketing, distribution and manufacturing expertise. In addition, AMTROL's principal markets are highly replacement-oriented, with 60% to 70% of the Company's core business coming from replacement sales. These factors, combined with the Company's large installed base of products, have enabled AMTROL to demonstrate sales and earnings stability even during periods of weak domestic economic activity.

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

      The Company's strong reputation and brand recognition ensure that nearly every significant wholesaler carries at least one AMTROL product. This facilitates new product introduction, effectively "pulling" the Company's new products through its distribution system. AMTROL also offers a broad range of products, including over 100 models of well water accumulators. This broad product offering allows AMTROL's customers to consolidate their suppliers and to purchase and manage inventory more efficiently. These factors have established the Company's products as a preferred brand and allow the Company to realize premium pricing on most of its branded products. During its 50-year history, the Company has built a strong franchise with wholesalers and OEMs, resulting in a broad distribution network serving more than 5,000 customers throughout North America. In addition, the Company continues to focus its efforts to better serve the DIY market, a rapidly growing channel of distribution, primarily through private label arrangements with Lowe's Companies, Menards, Cotter & Company (True Value) and Ace Hardware.

      In June 1997, the Company acquired Petroleo Mecanica Alfa ("Alfa"), located in Guimaraes, Portugal. Alfa is Europe's largest manufacturer of reusable steel gas cylinders and supplies Europe, the Middle East and Africa, as well as the Far East, with containers for storing cooking, heating and refrigerant gases. Alfa provides the Company with a low-cost international manufacturing base for all of AMTROL's products and will be an important source of supply for the Company's international customers. With the acquisition of Alfa, approximately 22.3% of the Company's net sales in 1997 were derived from international markets, compared to 12.6% in 1996.

      On August 28, 1996, AMTROL entered into a merger agreement (the "Merger Agreement") with AMTROL Holdings, Inc. ("Holdings") and its wholly-owned subsidiary, AMTROL Acquisition, Inc. ("Acquisition"), providing for the merger of AMTROL with Acquisition, with AMTROL continuing as the surviving corporation (the "Surviving Corporation"). The Merger Agreement was approved at a special meeting of shareholders of AMTROL held on November 12, 1996, and Acquisition was merged with and into AMTROL on November 13, 1996 (the "Merger"). Each share of common stock of Acquisition was converted into and exchanged into one share of common stock of the Surviving Corporation, with the result that AMTROL became a wholly-owned subsidiary of Holdings, a Delaware corporation controlled by The Cypress Group L.L.C. ("Cypress").

      The Company was incorporated in Rhode Island in 1973, and is the successor to all of the assets and liabilities of a predecessor Rhode island corporation which was incorporated in 1946. The Company's principal executive offices are located at 1400 Division Road, West Warwick, Rhode Island 02893 (telephone number: (401) 884-6300).

BUSINESS STRATEGY

      Upon the Merger, Mr. John P. (Jack) Cashman became the Chairman, Chief Executive Officer and President of the Company and worked closely with key members of AMTROL's management to develop a new strategic plan.

      During 1997, the Company has been executing the new strategic plan, which was designed to reduce costs and capitalize on AMTROL's position as a technological and market leader. The new strategic plan consists of the following key elements: (i) reduce operating expenses, (ii) enhance sales and profitability of core product offerings, and (iii) grow internationally and introduce new products.

      REDUCE OPERATING EXPENSES

      In 1996 and 1997, the Company initiated a series of actions designed to immediately reduce operating expenses and to establish new managerial and organizational accountability. Actions already implemented or in the process of being implemented are expected to generate significant cost savings. The cost savings estimates described herein are forward-looking statements based on management budgets. Realization of these savings depends upon the effectiveness and timing of the planned actions and there can be no assurance that such cost savings can be achieved.

      Reduce Corporate Overhead Expenses. In connection with the Merger, the Company restructured its general and administrative staff and consolidated its three autonomous strategic business units to eliminate redundant and unnecessary functions, resulting in significant cost savings. These actions generated permanent annual cost savings aggregating approximately $4.0 million, including non-personnel expense reductions commencing in 1997. As a result of the headcount reductions undertaken in 1996 and 1997, the number of persons employed at corporate headquarters as of December 31, 1997 has decreased by approximately 15% since January 1, 1996. One-time costs related to these measures totaled approximately $2.5 million, which was anticipated and accounted for as part of purchase accounting associated with the Merger.

      Continue To Rationalize Manufacturing Facilities. The Company continued its rationalization of its manufacturing facilities in 1997 with the sale of its pump and accessory businesses and the closure of two of its manufacturing plants. The Company sold its Peru, Indiana facility and related pump business in May 1997, relocated production of certain products to other facilities and outsourced the production of other products. Costs associated with this action approximated $500,000. Also in May 1997, the Company sold its accessories business, American Granby Inc., which had little strategic overlap with AMTROL's core water systems and HVAC product lines, in order to focus on its core products. The Company closed its Singapore production facility in September 1997. The decision to close Singapore was assisted by the acquisition of Alfa, a low-cost international manufacturing facility, which will absorb the non-returnable chemical container production from the Singapore facility. In December 1997, the Company closed its production facility in Nashville, Tennessee and relocated most of the Nashville production to the Company's West Warwick, R.I. facility. Much of the production in Nashville represented redundant capacity which, due to significant improvements in manufacturing efficiency and productivity, the West Warwick plant will be able to absorb with insignificant incremental costs. The Company recorded a $2.5 million pre-tax charge in connection with the Singapore closure and a $3.0 million pre-tax charge in connection with the Nashville closure.

      Reduce Manufacturing Costs. The Company intends to continue to reduce labor costs through automating certain labor-intensive manufacturing processes and redesigning existing product lines. For example, the Company in 1997 automated its small vessel manufacturing line in its West Warwick, Rhode Island facility. The Company has identified and intends to implement several other manufacturing improvement projects which are expected to yield additional annual savings by the end of 1998.

      ENHANCE SALES AND PROFITABILITY OF CORE PRODUCT OFFERINGS

      The Company continues to look at initiatives to reinvigorate sales growth and increase profitability of its core product offerings. To accomplish this, the Company seeks agreements with major pump and boiler OEMs to incorporate AMTROL products into complete systems solutions and modifies current products to enhance appearance, facilitate installation or meet the requirements of specific domestic and international markets. The Company continually educates its customers about the benefits of AMTROL products. These actions help to maintain demand for AMTROL's core products and allow AMTROL to continue to realize premium pricing and a favorable product mix, especially in international markets.

      EXPAND INTERNATIONALLY AND INTRODUCE NEW PRODUCTS

      By establishing an international presence through strategic alliances and acquisitions, management believes the Company's strong brand names, broad product offerings and core water systems expertise will allow it to capitalize on growing global demand for enhanced water pressure control and improved water quality and refrigerant systems. The 1997 acquisition of Alfa increased the Company's international presence significantly: international net sales were 22.3% of total net sales in 1997, compared to 12.6% in 1996. Alfa presents the Company with a low-cost platform from which it can expand distribution of its wide variety of products in Europe, the Middle East/Africa and the Far East. The Company will continue to selectively pursue OEM alliances and strategic acquisitions, such as the acquisition of Alfa. The Company believes that establishing local manufacturing and distribution facilities in international markets is critical to the Company's ability to build strong customer relationships, understand local product preferences and be price competitive while maintaining appropriate profit margins. In addition, strategic acquisitions, both domestic and international, provide the Company with an effective means of identifying and introducing new products and technologies in markets where it already has a strong presence. The Company will focus its international expansion on the target markets of Western Europe, Latin America, and to a lesser extent, the regions of Asia Pacific and Eastern Europe.

      EUROPE. In Europe, the large hydronic heating market (believed by the Company to be ten times the size of the U.S. market) and the general lack of adequate water pressure in municipal systems represent excellent opportunities for the Company in light of its core products expertise. The Company's brand names are already well recognized in Europe. The Company plans to apply its technical expertise to the special needs of the European market and to build on Alfa's product and distribution presence in the market for returnable pressure rated cylinders for heating and cooking gases. The Company plans to accelerate European growth through selective acquisitions, strategic joint ventures and distribution agreements.

      LATIN AMERICA. The Company intends to establish local sales, distribution and service capability in this region, which will enable the Company to better service its existing customers and provide a base for new business.

      ASIA/PACIFIC. Although the recent economic instability in this region decreased demand for the Company's products in 1997, and the Company's 1998 plans do not anticipate a significant rebound, the Company continues to maintain and invest in its sales and distribution presence in the region, and is prepared to pursue its opportunities in the Asia Pacific region when economic conditions improve.

PRODUCTS AND MARKETS

      The Extrol, the first product to utilize the technology developed by AMTROL for handling fluid under pressure in hydronic heating systems, redefined the standards for controlling the expansion of water in these systems. Older systems consisted simply of a vessel containing air, resulting in excessive pressure, less efficiency and excessive corrosion. AMTROL developed a technology which uses a flexible diaphragm inside a pre-pressurized vessel to maintain the separation of air and water in the vessel, and has applied this technology in both HVAC products and water systems products.

      HVAC PRODUCTS

      AMTROL's net sales to selected sectors of the HVAC market, which include net sales of products such as expansion accumulators, water heaters and pressure-rated cylinders for heating and refrigerant gases, accounted for approximately $91.8 million (or 52.0%) of the Company's total net sales in 1997. AMTROL's residential HVAC products include expansion vessels for heated water, potable water heaters and other accessories used in residential HVAC systems. AMTROL's commercial HVAC products are substantially identical in function to those used in residential applications, with the most significant difference being variations required by design codes to meet the higher operating pressures of larger systems. AMTROL's pressure-rated cylinders for refrigerant gases are used in the storage, transport and dispensing of gases used in air conditioning and refrigeration systems. In addition, with the acquisition of Alfa, the Company's products include returnable pressure-rated cylinders for storing gas used in residential and commercial heating and cooking applications.

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

      PRESSURE-RATED CYLINDERS. The Company's Alfa subsidiary, located in Portugal, produces and distributes reusable liquid propane gas ("LPG") and reusable refrigerant cylinders. It is the largest producer of reusable steel gas cylinders in Europe. Reusable LPG cylinders are typically purchased by major gas companies or their distributors who fill the cylinders for customers who use the gas for heating and cooking in residential and commercial applications. AMTROL is one of two of the world's most significant manufacturers of non-returnable pressure-rated cylinders used in the storage, transport and dispensing of refrigerant gases for air conditioning and refrigeration systems. These gases include chlorofluorocarbons ("CFC's") and hydrochlorofluorocarbons ("HCFC's"), as well as newly developed alternative refrigerants designed to mimic the desirable characteristics of CFC's and HCFC's. The Montreal Protocol on Substances that deplete the Ozone Layer (to which 140 countries are signatories) required the phase out of CFC production by the end of 1995 and established an HCFC consumption limit beginning January 1, 1996, with a complete phase out of HCFC's by 2030. The United States has accelerated the HCFC phase out, requiring the phase out of certain HCFC's by 2003, others by 2020 and the remainder by 2030. During the past three years, these regulatory phase outs and consumption limits on CFC's and HCFC's have created disruptions in the market and have resulted in uneven and less predictable demand for the Company's pressure-rated cylinders. These conditions may continue during the transition to new alternative refrigerant gases until the aftermarket service demand for the new alternative refrigerant gases grows to previous CFC levels. However, the Company believes that the increasing use of refrigeration and air conditioning in developing nations will generate increased international sales of refrigerant gas cylinders.

      WATER SYSTEMS PRODUCTS

      AMTROL's net sales of its water systems products accounted for approximately $84.6 million (or 48.0%) of the Company's total net sales in 1997. These products consist primarily of water accumulators for residential and commercial well water systems and systems and components for residential water softening and purification.

      WELL WATER SYSTEMS. AMTROL produces and sells well water accumulators for both residential and commercial applications under the brand names Well-X-Trol and CHAMPION, as well as under several private label programs. Virtually all of the water accumulators sold by the Company incorporate an internally mounted rubber diaphragm that seals an air charge and allows pressure to increase as water fills the plastic lined vessel. This design serves to control pressure while maintaining the separation of air and water in the vessel, thereby eliminating water logging (absorption of air into water) as well as reducing wear on switches, pump motors and other system components caused by unnecessary on/off cycling. A typical well water system consists of a submersible or jet pump located in the well that is attached to an AMTROL pre-pressurized vessel.

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

DISTRIBUTION AND MARKETING

      AMTROL's principal channel of distribution is plumbing, heating and pump specialty wholesalers. The Company maintains its presence in the United States and Canadian wholesale markets through a network of approximately 40 independent firms that represent multiple manufacturers, arranging sales on a commission basis, as well as approximately 20 salaried direct sales professionals. To service its customers with greater efficiency, the Company has streamlined its representative network and, through consolidation of multiple lines of business, has brought a broader range of products to its wholesalers. The Company also provides certain of its products to the rapidly growing DIY market segment through a separate sales force and marketing division. AMTROL has private label arrangements with Lowe's Companies, Menards, Cotter & Company (True Value) and Ace Hardware.

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

      Non-returnable refrigerant pressure-rated cylinders are also sold to major chemical companies, which produce and package refrigerant gases, and to independent contractors that purchase bulk refrigerants and fill the cylinders. Alfa's major customers for reusable LPG cylinders are the major European gas companies or their distributors.

      Except for one customer to whom sales were approximately 6%, no single customer represented more than 5% of the Company's net sales in 1997.

INTERNATIONAL SALES

      Sales in geographic regions outside of the United States and Canada, primarily Western Europe, Asia and Mexico, accounted for 13.2%, 12.6% and 22.3% of the Company's total net sales in fiscal years 1995, 1996 and 1997 respectively. The majority of these sales were refrigerant gas pressure-rated cylinders sold into Europe in 1997 and the sales of its newly acquired Alfa subsidiary.

      Over the last three years, AMTROL has opened international sales offices in Hong Kong and Singapore. In May 1997, the Company opened a sales office in Europe. In addition to these initiatives, AMTROL is building distribution networks in the Asia/Pacific region and Latin America/Mexico. To further penetrate European markets, AMTROL is selectively pursuing acquisitions and distribution, OEM and manufacturing alliances which complement its recent acquisition of Alfa.

      Previous management at the Company commenced manufacturing activities at leased facilities in Singapore in 1996 in order to expand its international presence. However, the acquisition of Alfa in 1997 made the Singapore facility unnecessary, particularly in light of the higher than anticipated cost structure, lack of an adequate local steel supply and an increasingly unstable economic environment. Accordingly, the Company closed its Singapore facility and ceased production in September 1997. A continued focus on international expansion is a key part of the Company's growth strategy. See "--New Management and Business Strategy--Expand Internationally."

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

      The Company's engineering and development efforts are focused on improving the performance, quality and manufacturing cost of its products. In addition, the Company pursues opportunities to develop new products and processes, and adapt existing products for new applications.

      In September 1997, the Company ceased production operations in Singapore and transferred production equipment to its newly acquired production facility in Portugal. The unanticipated high cost structure in Singapore and the flexibility provided by the Alfa acquisition were the prime factors leading to this decision. In addition, as a result of productivity gains achieved at its West Warwick, Rhode Island production facility and as part of the Company's strategic initiative to reduce manufacturing costs and optimize the utilization of its worldwide manufacturing capacity, the Company decided in December 1997 to close its Nashville, Tennessee production facility and relocate production to the Rhode Island facility.

      Previously, due to significant productivity gains achieved at its principal manufacturing facilities, the Company decided to close two production facilities which were no longer necessary. The Company's Plano, Texas plant ceased operations in September 1995 and the Rogers, Arkansas plant ceased operations in April 1996. Production requirements were transferred to other manufacturing facilities.

      In addition to its ongoing facilities rationalization program, AMTROL has implemented a significant capital improvement program with the intention of further reducing manufacturing costs. During 1997, the Company spent $8.5 million on capital expenditures. Most significantly, the Company has spent approximately $2.4 million over the past two years to automate the small diameter vessel production line in West Warwick, Rhode Island, and approximately $2.0 million in conjunction with the acquisition of Alfa for productivity improvement and capacity expansion.

      AMTROL's three principal manufacturing facilities hold ISO 9001 Certification, the most complete certification in the ISO 9000 Series from the International Organization for Standardization ("ISO"). ISO certification requires periodic audits of AMTROL's systems for product design, development, production, installation and servicing, and has become the international standard of quality required for manufacturers serving the European Economic Community, Southeast Asia, the Middle East and Latin America.

      Raw material suppliers generally offer commodities used by the Company, such as steel, synthetic rubber and plastic resins, to all manufacturers on substantially similar terms. Significant increases in raw material prices can adversely impact margins if the Company is unable to pass on such increases to its customers. In 1995, the Company experienced increased raw material costs, particularly steel and corrugated paper, which it was unable to offset and, as a result, its gross margin was adversely impacted. During 1996, the Company experienced reductions in raw material prices offsetting many of the increases experienced in the prior year. Manufacturers of component parts also generally offer their products to others on substantially similar terms. Although certain components are only available from a limited number of manufacturers, the Company anticipates that it will be able to purchase all of the components it requires without disruption. The Company believes that its relationships with its suppliers are good.

SEASONALITY; BACKLOG

      Although AMTROL's sales are related to general economic activity and sales of certain of its products are seasonal, its overall business is not seasonal to any significant extent. Due to the generally short lead time in orders, the Company historically has not carried any material backlog.

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

EMPLOYEES

      As of December 31, 1997, the Company had approximately 1,650 employees, none of whom were represented by collective bargaining units. AMTROL considers relations with its employees to be good.

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

ITEM 2.     PROPERTIES

      The following table sets forth information regarding the Company's principal properties each of which is owned by the Company unless otherwise indicated:

LOCATION                       SQUARE FOOTAGE              PRINCIPAL USE
--------                       --------------              -------------
                                (approximate)
West Warwick, RI                     270,000         Corporate Headquarters, Manufacturing
                                                          All AMTROL Product Lines, Education Center
Guimaraes, Portugal                  196,000         Manufacturing Pressure-rated Cylinders
North Kingstown, RI(a)               126,000         Distribution Center for all AMTROL Products
North Kingstown, RI(a)                80,000         Warehouse for Raw Materials And Finished Goods
Paducah, KY                           46,300         Manufacturing Pressure-rated Cylinders
Mansfield, OH(a)                      45,000         Distribution Center for Do-It-Yourself Market
Baltimore, MD                         37,000         Manufacturing Metal Stampings
Ashland, OH(a)                        37,000         Manufacturing Water Treatment/Filtration Products
Kitchener, Ontario(a)                 18,400         Distribution
Singapore(a)                             600         Sales Office for Southeastern Asia
Hong Kong(a)                             600         Sales Office for Northern Asia
Antwerp, Belgium(b)                       --         Distribution
Nashville, TN                        121,600         Held for Sale
Plano, TX                             40,000         Held for Sale
                                   ---------
        TOTAL                      1,018,500

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

ITEM 4.     SUBMISSION OF MATTERS TO SECURITY HOLDERS

            Not applicable.

                                     PART II
--------------------------------------------------------------------------------

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

ITEM 6.     SELECTED CONSOLIDATED FINANCIAL DATA

The selected consolidated financial data presented below for and as of each of the years and periods in the five-calendar-year period ended December 31, 1997 have been derived from the Consolidated Financial Statements of the Company, including the related notes thereto, which have been audited by Arthur Andersen LLP, independent public accountants. The selected consolidated balance sheet data for November 12, 1996 have been derived from unaudited consolidated financial statements of the Company which, in the opinion of management, include all adjustments (consisting only of normal recurring items) necessary for a fair and consistent presentation of such data. The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Results of Operations and Financial Condition and with the Consolidated Financial Statements of the Company, including the related notes thereto, appearing elsewhere in this Annual Report.

                                                              Predecessor Company                          Successor Company
                                           --------------------------------------------------        ------------------------------
                                                                                       PERIOD
                                                                                        ENDED        PERIOD ENDED     YEAR ENDED
                                                     YEAR ENDED DECEMBER 31,         NOVEMBER 12,    DECEMBER 31,    DECEMBER 31,
                                               1993           1994          1995         1996            1996            1997
                                               ----           ----          ----         ----            ----            ----

                                                             (In Thousands, except ratio data)
Statement of Operations Data:
   Net sales                               $ 164,295        $ 173,472     $ 172,454    $ 152,193     $  18,628        $ 176,432
   Cost of goods sold                        116,180          123,184       124,303      110,582        15,108(c)       131,180
                                           ---------        ---------     ---------    ---------     ---------        ---------
       Gross profit                           48,115           50,288        48,151       41,611         3,520           45,252
   Selling, general and
     administrative expenses                  29,099           30,402        29,943       25,796         3,508           25,723
   Amortization of goodwill                       --               --            --           --           313            3,995
   Plant closing charges                          --               --         3,825           --            --            5,500
   Capitalized in-process
     research and development                     --               --            --           --         1,000               --
                                           ---------        ---------     ---------    ---------     ---------        ---------
       Income (loss) from
         operations                           19,016           19,886        14,383       15,815        (1,301)          10,034
   Interest income (expense),
     net                                        (805)              (7)           60           53        (2,224)         (18,256)
   License and distributorship
     fees                                        254              254           258          181            25              245
   Other income (expense), net                  (141)            (179)           65         (175)          (99)             299
                                           ---------        ---------     ---------    ---------     ---------        ---------
       Income (loss) before
         provision for income
         taxes and extraordinary
         item                                 18,324           19,954        14,766       15,874        (3,599)          (7,678)
   Provision (benefit) for
     income taxes                              7,149            7,683         5,681        6,152        (1,310)             (30)
                                           ---------        ---------     ---------    ---------     ---------        ---------
       Income (loss) before
         extraordinary item                   11,175           12,271         9,085        9,722        (2,289)          (7,648)
   Extraordinary item                           (911)(a)           --            --           --            --               --
                                           ---------        ---------     ---------    ---------     ---------        ---------
         Net income (loss)                 $  10,264        $  12,271     $   9,085    $   9,722     $  (2,289)       $  (7,648)
                                           =========        =========     =========    =========     =========        =========
Other Data:
   Depreciation and amortization           $   4,520        $   4,330     $   4,673    $   4,586     $     598        $  11,541
   Capital expenditures                        7,382            4,902         5,492        9,260         1,662            8,489
   EBITDA(b)                                  23,790           24,470        23,139       20,582          (678)          26,886
Balance Sheet Data (at period end):
   Working capital                         $  28,454        $  37,293     $  43,303    $  41,778     $  35,047        $  24,376
   Total assets                               82,612           91,634        93,909       96,280       254,883          293,000
   Long-term debt, less current
     installments                              3,333            2,381            --           --       159,175          184,164
   Shareholders' equity                       53,017           64,174        70,206       75,783        67,037           59,104

(a) Reflects an extraordinary loss of $1.5 million ($.9 million net of tax benefits) in 1993 from the early extinguishment of debt.

(b) EBITDA represents income (loss) from operations before plant closing charges, plus depreciation and amortization and license and distributorship fees and other income related to operations. EBITDA is presented because it is a widely accepted indicator of a company's ability to incur and service indebtedness. EBITDA (subject to certain adjustments) will be used to determine compliance with certain covenants in the Indenture. EBITDA, however, should not be considered as an alternative to net income, as a measure of the Company's operating results, or as an alternative to cash flow as a measure of liquidity.

(c) Reflects a $1.0 million charge related to the upward revision of the Company's Workers' Compensation reserve estimate.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

      The discussion in this section should be read in conjunction with the Consolidated Financial Statements of the Company included elsewhere herein.

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

SIGNIFICANT DEVELOPMENTS

      Following the acquisition of the Company by affiliates of Cypress in 1996, management began the execution of a new strategic plan to immediately reduce costs and capitalize on AMTROL's position as a technological and market leader. Consistent with this strategy, in 1997 the Company sold its American Granby accessory business and its Peru, Indiana production facility and the related pump business. In addition, the Company closed manufacturing facilities in Singapore and Nashville, Tennessee. Management believes that the sale of the less profitable accessories and pump businesses will allow management to focus greater resources on its core water systems and HVAC businesses, and that consolidation of manufacturing activities previously conducted at the Singapore and Nashville plants into other AMTROL facilities will promote operational efficiencies and lower the Company's overall cost structure.

      In 1997, AMTROL completed the acquisition of Petroleo Mecanica ALFA, S.A. ("Alfa") based in Guimaraes, Portugal. Alfa is Europe's largest manufacturer of reusable steel gas cylinders used to store cooking, heating and refrigerant gases. The Company expects to integrate its international water and HVAC systems business with Alfa's manufacturing and distribution operations. The acquisition of Alfa provides the Company with a significant low cost manufacturing base for AMTROL products for distribution in Europe and the Far East.

OVERVIEW

      AMTROL's principal markets are highly replacement-oriented with 60% to 70% of the Company's core business coming from replacement sales. The installed base of AMTROL's products in these core markets, combined with their stable nature, provide the Company with a consistent and predictable base business. Although generally stable, sales are affected by weather, as well as general economic activity. The Company monitors well water pump sales, existing home sales and boiler shipments in order to gauge activity in its markets. Although sales of certain of AMTROL's product lines are seasonal in nature, its overall business is not seasonal to any significant extent, as seasonal variations of individual product lines tend to offset each other.

      NET SALES. Net sales of the Company's HVAC products accounted for approximately 52.0% of the Company's total net sales in 1997, with the balance represented by sales of water systems products. While the percentage of water systems net sales to total net sales has been fairly constant, the acquisition of Alfa which supplies the HVAC market and the disposition of American Granby which supplied the water systems market caused a decrease in the percentage of the Company's business represented by water systems sales in 1997. Water systems sales would have accounted for approximately 51.0% of total 1997 sales without Alfa and American Granby, which is comparable to recent prior years.

      AMTROL's well water accumulators, marketed under the brand names Well-X-Trol and CHAMPION, account for approximately two-thirds of the Company's total water systems net sales and generally carry higher gross profit margins than other product sales. These pre-pressurized vessels are distributed through a network of pump specialty and plumbing and heating wholesalers and the DIY retail network. The market is continuing to experience a modest shift in the channels of distribution from wholesalers to DIY retailers, which generally generate slightly lower gross margins. Sales of water system accumulators are generally correlated to shipments of well water pumps. The Company's HVAC products include indirect-fired water heaters and water expansion accumulators for hydronic heating systems, non-returnable pressure-rated cylinders for refrigerant gas and returnable cylinders for cooking, heating and refrigeration gases. AMTROL believes it has opportunities to increase its sales in Europe, currently the world's largest hydronic heating market, through a combination of new products and strategic acquisitions. In particular, the acquisition of Alfa, based in Guimaraes, Portugal, provides the Company with a low cost manufacturing base conveniently situated for distribution of AMTROL's products in Europe, the Middle East and Africa. The Company believes that Therm-X-Trol product sales combined with planned new product introductions will provide growth opportunities in the plumbing and heating component of the HVAC product group.

      The market for refrigerant gas pressure-rated cylinders is seasonal in nature, with roughly 60% of annual sales coming in the first six months of the year as producers build inventory in preparation for air conditioner use in the summer season. An unseasonal hot spring and early summer favorably impact unit volume demand.

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

      The Company has significantly reduced its manufacturing cost base in recent years by closing less efficient plants or plants with redundant, excess capacity. Production at the closed facilities has been transferred to other existing production plants with the anticipated effect of lowering the Company's total cost structure and increasing the absorption of fixed manufacturing overhead through higher production volume at the remaining plants. The Company closed plants in Singapore and Nashville, Tennessee in 1997. Production of water systems products at the Nashville facility has been transferred to the Company's West Warwick, Rhode Island facility, and production of disposable gas containers at the Singapore facility has been transferred to the Company's new Alfa facility in Portugal. In the past, the Company has experienced certain inefficiencies and additional costs as it assimilates the transferred production into other facilities, and such costs have often delayed the realization of expected savings associated with the transfer. The Company expects it will have similar experiences in the first half of 1998, particularly in relation to the relocation of Nashville production.

      The Company made significant capital investments in 1997 to enhance production capabilities, eliminate production bottlenecks and improve production yield. Although these investments caused certain production inefficiencies in 1997 due to disruption of the manufacturing process during installation, the Company expects a significant improvement in efficiencies in 1998 and beyond as a result of these investments. Historically, the Company's labor rate increases have been cost of living adjustments generally in line with inflation. However, the Company is transitioning to a pay-for-performance merit system based on skills, which may cause future labor cost increases to no longer track inflation.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. An important element of the new strategic plan developed in connection with the acquisition of the Company by affiliates of Cypress was a program to immediately reduce operating expenses and to establish new managerial and organizational accountability. Personnel reductions in 1996 and early 1997, in connection with the program, reduced by approximately 15% total personnel at the Company's corporate headquarters compared to the end of 1995. Other actions taken in 1996 and 1997 included consolidating the Company's three autonomous strategic business units to eliminate redundant and unnecessary functions. The cost reduction program generated approximately $4.0 million of annualized savings in 1997. At the same time, new initiatives undertaken by the Company in 1997 included increased investment in engineering and development as well increased spending in marketing to support the Company's planned expansion in international markets.

      As a result of the Merger, the Company's amortization and interest expense have increased significantly in 1997.

RESULTS OF OPERATIONS

      The following table sets forth, for the periods indicated, the percentage relationship to net sales of certain items included in the Company's statement of operations:

                                                       Year Ended December 31,
                                                      -------------------------
                                                       1995     1996      1997
                                                       ----     ----      ----
      Net Sales                                       100.0%   100.0%    100.0%
      Cost of goods sold                               72.1%    73.6%     74.4%
                                                      -----    -----     -----
           Gross profit                                27.9%    26.4%     25.6%
      Selling, general and administrative expenses     17.4%    17.8%     14.6%
      Plant closing charges                             2.2%     0.0%      3.1%
      Amortization of goodwill                          0.0%     0.1%      2.3%
                                                      -----    -----     -----
           Income from operations                       8.3%     8.5%      5.6%
      Interest income (expense), net                     .1%    (1.3%)   (10.3%)
      Other income, net                                  .2%     0.0%      0.4%
                                                      -----    -----     -----
           Income before provision for income taxes     8.6%     7.2%     (4.3%)
      Provision (benefit) for income taxes              3.3%     2.8%      0.0%
                                                      -----    -----     -----
           Net Income (Loss)                            5.3%     4.4%     (4.3%)
                                                      =====    =====     =====

      Results for 1997 were impacted by: (i) the acquisition of Alfa on June 30, 1997 as sales and income from this subsidiary were included in 1997 beginning on July 1, but were not included in the comparable period in 1996; (ii) the divestiture of the American Granby accessory business and the Peru, Indiana pump business in May 1997 as 1997 did not include sales and income from these businesses subsequent to May which were included in the comparable period in 1996; (iii) the closing of the Company's Singapore production facility in the third quarter and the Company's Nashville, Tennessee production facility in the fourth quarter which, combined, resulted in a pre-tax charge of $5.5 million to operating expenses; and (iv) higher amortization and interest expense as a result of the Merger.

      The composition of net sales, adjusted to exclude American Granby sales in all years, for the Company's HVAC and water systems products for the periods indicated is listed below:

                                         1995              1996             1997
                                         ----              ----             ----
      HVAC                         $ 76.1     49.8%  $ 74.5     49.3%  $ 91.8     54.4%
      Water Systems                  76.8     50.2%    76.7     50.7%    77.0     45.6%
                                   ------   ------   ------   ------   ------   ------
                   Net Sales       $152.9    100.0%  $151.2    100.0%  $168.8    100.0%
                                   ======   ======   ======   ======   ======   ======

      The amounts and percentage relationships in the above tables for 1996 combine the results of the predecessor for the period ended November 12, 1996 and the results of the successor for the period ended December 31, 1996. The increase in the percentage of sales represented by HVAC products in 1997 is due to the inclusion of Alfa sales.

      COMPARABILITY OF FINANCIAL STATEMENTS. The consolidated financial statements of the Company for the periods prior to November 13, 1996 have been prepared on the historical cost basis. The Merger was accounted for as a purchase transaction. Operating results subsequent to the Merger are comparable to prior periods, with the exception of cost of sales (due to a $ 1.0 million charge in 1996 related to the reserve estimate), and purchase accounting related changes due to amortization of intangible assets and capitalized in-process research and development. The net impact of changes in amortization on 1997 operating income compared to 1996 was approximately $3.7 million.

FISCAL YEAR ENDED DECEMBER 31, 1997 COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 1996.

      NET SALES. Net sales in 1997 increased $5.6 million or 3.3% to $176.4 million from $170.8 million in 1996. This increase was primarily due to $17.8 million of sales attributable to Alfa, partially offset by the absence of American Granby's sales for eight months in 1997. Excluding the impact of the sale of American Granby, net comparable sales attributable to the Company's water systems products were virtually flat in 1997 at $77.0 million as increased sales of water well accumulators were offset by decreased sales of water treatment products. Net sales of HVAC products, with Alfa included in 1997, increased $17.3 million compared to 1996. Without Alfa, HVAC sales would have decreased by $.5 million in 1997. Container product sales for the year increased approximately $1.2 million, resulting from higher volumes, while net sales of other HVAC products decreased $1.7 million. The decrease was partly caused by an unusually high level of hot water maker product returns experienced in 1997 resulting from a manufacturing process problem which has since been corrected. These incremental product returns are gradually diminishing, and the Company expects product returns will approximate normal, historical levels by the end of 1998. In addition, the sale of the Company's Peru, Indiana production facility and the related pump business in May 1997 resulted in the discontinuation of a number of products, further contributing to the decline HVAC net sales.

      GROSS PROFIT. Gross profit increased $0.1 million or 0.3% in 1997 to $45.2 million from $45.1 million in 1996. As a percentage of sales, gross profit in 1997 decreased to 25.6% from 26.4% in 1996. The inclusion of the operating results of Alfa deflated the gross margin percentage in 1997 as the margins on reusable steel gas cylinders produced at this facility are lower than many other AMTROL products. Excluding Alfa and American Granby, gross profit in 1997 decreased $1.3 million (or 3.2%) to $41.2 million from $42.5 million in 1996, and as a percentage of sales decreased to 27.3% from 28.1% in 1996. The lower margin percentage this year was the result of: (i) unusually high product returns associated with a manufacturing process problem (as discussed above); (ii) unanticipated higher costs associated with the Singapore production facility through the end of August (when the facility was closed); and (iii) inefficiencies associated with the disruption of the manufacturing process during installation of certain major upgrades to manufacturing equipment and processes in 1997. The Company believes that it has successfully maintained market position and sales volume in the refrigerant container business, despite increased competition as well as the movement of refrigerant container customers towards long-term single source contracts. However, competitive pricing actions have adversely affected margins in this market, conditions which the Company expects will continue for the foreseeable future.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased $4.6 million (or 15.1%) in 1997 to $25.7 million from $30.3 million in 1996. As a percentage of net sales, selling, general and administrative expenses decreased in 1997 to 14.6% as compared to 17.7% in 1996. The decrease would have been even greater, $5.7 million (or 18.9%) if the results of Alfa were excluded. The decrease in selling, general and administrative expenses was primarily due to reductions in corporate overhead and restructuring of the Company's general and administrative staff, in connection with implementing the Company's new business strategy. In addition, expenses in 1996 included a one-time purchase accounting charge related to capitalized in-process research and development of $1.0 million.

      PLANT CLOSING CHARGES. In 1997, the Company recorded a $5.5 million pre-tax charge to operating expenses for severance and other costs associated with the closures of its plants in Nashville, Tennessee and Singapore.

      INCOME FROM OPERATIONS. For the reasons set forth above, income from operations decreased $4.5 million in 1997 to $10.0 million (after plant closing charges of $5.5 million) from $14.5 million in 1996. The inclusion of Alfa in the results for 1997 increased operating income by $1.9 million. Excluding the effects of goodwill amortization, plant closing charges and the acquisition of Alfa on 1997 results, and the effect of the write-off of capitalized in-process research and development and goodwill on 1996 results, operating income in 1997 would have increased $1.8 million (or 11.4%) to $17.6 million from $15.8 million in 1996.

      EARNINGS BEFORE INTEREST EXPENSE, DEPRECIATION AND AMORTIZATION (EBITDA) EBITDA in 1997 was $26.9 million compared to $19.9 million in 1996, an increase of $7.0 million. EBITDA represents income (loss) from operations before plant closing charges, plus depreciation and amortization, license and distributorship fees, and other income related to operations. EBITDA is presented because it is a widely accepted indicator of a company's ability to incur and service indebtedness. EBITDA (subject to certain adjustments) will be used to determine compliance with certain covenants in the Indenture governing the Company's Senior Subordinated Notes. (See "Liquidity and Capital Resources"). EBITDA, however, should not be considered as an alternative to net income, as a measure of the Company's operating results or as an alternative to cash flow as a measure of liquidity.

      INTEREST INCOME (EXPENSE), NET. Net interest expense increased $16.1 million in 1997 from 1996 due to borrowing costs related to the financing of the Merger.

      INCOME TAXES. Income tax expense decreased $4.9 million in 1997 as compared to 1996.

      NET INCOME (LOSS). The net loss in 1997 of $7.6 million compares to net income in 1996 of $7.4 million, an absolute change of $15.1 million.

FISCAL YEAR ENDED DECEMBER 31, 1996 COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 1995.

      NET SALES. Net sales decreased $1.7 million (or .1%) in 1996 to $170.8 million from $172.5 million in 1995. This decrease was primarily attributable to weak domestic demand for refrigerant pressure-rated cylinders partially offset by increased sales of residential plumbing and heating products due to stronger demand in the new and replacement hydronic heating market. Net sales attributable to the Company's water systems products were virtually flat in 1996 at $96.3 million as increased sales of water well accumulators were offset by decreased sales of water treatment products. Net sales attributable to the Company's HVAC products decreased $1.6 million (or 2.1%) to $74.5 million in 1996, primarily due to a decrease in sales of refrigerant pressure-rated cylinders resulting from a pre-buy of domestic non-returnable cylinders in 1995, offset by increased sales of the Company's core HVAC products. The decline in domestic sales of non-returnable pressure-rated cylinders also reflects the continued transition from CFCs to new alternative refrigerant gases which is expected to continue until the after-market service demand for new refrigerant gases grows to previous CFC levels.

      GROSS PROFIT. Gross profit decreased $3.1 million (or 6.4%) to $45.1 million from $48.2 million in 1995. As a percentage of sales, gross profit decreased to 26.4% from 27.9% in 1995. A purchase accounting related charge to cost of sales of $1.0 million for worker compensation reserves was the most significant cause of the decline. In addition, inefficiencies associated with assimilating production requirements of the two manufacturing facilities closed during the prior fifteen months, and the cost of production interruptions associated with inclement weather contributed to the decline.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $.4 million (or 1.3%) in 1996 to $30.3 million from $29.9 million in 1995. As a percentage of net sales, selling, general and administrative expenses increased in 1996 to 17.7% as compared to 17.4% in 1995. This increase was due to a purchase accounting charge related to capitalized in-process research and development of $1.9 million, offset in part by reduced administrative expenses associated with the Chairman's office. Excluding capitalized in-process research and development, selling, general and administrative expenses decreased $.6 million (or 2.1%) in 1996 to $29.3 million from $29.9 million.

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

      EARNINGS BEFORE INTEREST EXPENSE, DEPRECIATION AND AMORTIZATION (EBITDA). EBITDA in 1996 was $19.9 million compared to $23.1 million in 1995, a decrease of $3.2 million.

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

LIQUIDITY AND CAPITAL RESOURCES

      The Company's cash flows from operating activities were approximately $11.9 million, $14.7 million and $3.7 million for the years ended December 31, 1995, 1996 and 1997, respectively.

      The Company's cash balance decreased $5.8 million at December 31, 1997 to $0.5 million from $6.3 million in 1996. The lower cash balance in 1997 is consistent with the Company's cash management policy which anticipates maintaining only enough cash to meet current operating needs. Although the Company has available up to $30 million from its revolving credit facility to meet short term working capital needs, it uses its excess cash to keep borrowing under the revolver to a minimum. Proceeds from the sale of the Company's American Granby accessories business and Peru, Indiana pump business approximated $6.0 million and were used to fund a portion of the cost to acquire Alfa.

      Working capital at December 31, 1997 was $24.4 million and the ratio of current assets to current liabilities was 1.6 to 1.0. This compares with working capital of $35.0 million in 1996 and a current ratio of 2.47 to
      1.0. The decrease in working capital was primarily the result of the lower cash balance in 1997, representative of the Company's cash management policy, as well as an increase in notes payable to banks of $4.4 million assumed by the Company in connection with the Alfa acquisition. Accounts receivable were higher due to the inclusion of the new Alfa subsidiary in 1997. Inventory and accounts payable were also higher in 1997 as a result of the inclusion of Alfa, as well as to increased production in the last two months in anticipation of the closure of the Nashville plant. Higher levels of inventory were necessary to assure the availability of adequate supplies to meet customer demand during the relocation of Nashville production to West Warwick. The Company expects inventory to return to historical levels in 1998.

      Capital expenditures were $5.5 million, $10.9 million and $8.5 million in the years ended December 31, 1995, 1996 and 1997, respectively. These expenditures related primarily to ongoing maintenance and upgrading of the Company's manufacturing technology. Significant expenditures in 1997 included approximately $2.0 million at the new Alfa facility intended to exploit opportunities for improving productivity at that location and approximately $2.0 million related to improving the productivity of the Company's small tank production line. Capital expenditures in 1996 included $2.0 million related to the establishment of the Company's Singapore facility. Total capital expenditures are expected to be approximately $10.0 million in 1998 and $8.0 million in 1999. The

      Company is currently in the process of implementing a new Enterprise Resource Planning System ("ERP"). The ERP Project, which uses database architecture and applications provided by Oracle Information Systems, will provide the Company with a wide-range of operational and administrative efficiencies and will assure that the Company's core information systems are Year 2000 compliant (See "Year 2000 Compliance").

      Upon consummation of the Merger on November 13, 1996, the Company became party to the Bank Credit Facility. The Bank Credit Facility was amended in June and December 1997, primarily to permit the acquisition of Alfa, convert borrowings under the Company's revolving credit facility in connection with the acquisition to additional Tranche B Term Loans and to permit the closure of the Nashville, Tennessee production facility. The Bank Credit Facility, as amended, (the "Facility") consists of $65.0 million of senior term loans (the "Term Loans") and a $30.0 million revolving credit facility (the "Revolving Credit Facility"). A portion ($20.0 million) of the Term Loans (the "Tranche A Term Loans") will mature five and one-half years after the effective date of the Merger, with quarterly amortization payments during the term of such loans. The remainder ($45.0 million) of the Term Loans (the "Tranche B Term Loans") will mature seven and one-half years after the effective date of the Merger, with nominal quarterly amortization prior to the maturity of the Tranche A Term Loans and with the remaining amounts amortizing on a quarterly basis thereafter. The Revolving Credit Facility includes a sublimit providing for up to $20.0 million of availability on a revolving credit basis to finance permitted acquisitions. The commitments under the Revolving Credit Facility and the acquisition sublimit will each reduce by $5.0 million in the fourth year and $10.0 million in the fifth year after the effective date of the Merger. The Revolving Credit Facility will mature five and one-half years after the effective date of the Merger. The Bank Credit Facility is secured by substantially all assets of the Company and its domestic subsidiaries.

      In connection with the Merger, AMTROL issued $115.0 million of Senior Subordinated Notes due 2006 (the "Notes") issued under an Indenture dated as of November 13, 1996. The Notes are unsecured obligations of AMTROL. The Notes bear interest at a rate of 10.625% per annum and are payable semi-annually on each June 30 and December 31 commencing on June 30, 1997. The Notes are redeemable at the option of AMTROL on or after December 31, 2001. From and after December 31, 2001, the Notes will be subject to redemption at the option of AMTROL, in whole or in part, at various redemption prices, declining from 105.313% of the principal amount to par on and after December 31, 2003. In addition, on or prior to December 31, 1999, the Company may use the net cash proceeds of one or more public equity offerings to redeem up to 35% of the aggregate principal amount of the Notes originally issued at a redemption price of 110.625% of the principal amount thereof plus accrued interest to the date of redemption. Upon a "Change of Control" (as defined in the Indenture), each Note holder has the right to require the Company to repurchase such holder's Notes at a purchase price of 101% of the principal amount plus accrued interest. The Indenture contains certain affirmative and negative covenants and restrictions. As of December 31, 1997, AMTROL is in compliance with the various covenants of the Indenture.

      The Company intends to fund its future working capital, capital expenditures and debt service requirements through cash flows generated from operations and borrowings under the Revolving Credit Facility (described above). Management believes that cash generated from operations, together with borrowings available under the Revolving Credit Facility, will be sufficient to meet the Company's working capital and capital expenditure needs in the foreseeable future. The Company may consider other options available to it in connection with funding future working capital and capital expenditure needs, including the issuance of additional debt and equity securities.

INFLATION

      The Company believes that inflation does not have a material effect on its results of operations or financial condition. To insulate against fluctuating prices, the Company has negotiated annual contracts with suppliers of certain key raw materials (primarily steel) for a significant percentage of its expected usage through 1998. However, in 1995, the Company experienced increased raw material costs, particularly steel and corrugated paper. During 1996, the Company experienced reductions in raw material prices, offsetting many of the increases experienced in the prior year.

RECENT ACCOUNTING PRONOUNCEMENTS

      Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings Per Share" establishes standards for computing and presenting earnings per share (EPS). This standard simplifies and supersedes the existing EPS computation and presentation rules and is effective for years ending after December 31, 1997. This new accounting pronouncement will have no impact on the Company as it does not report earnings per share.

      SFAS No. 130 "Reporting Comprehensive Income" establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The objective of the statement is to report a measure of all changes in equity of an enterprise that result from transactions and other economic events of the period other than transactions with owners ("comprehensive income"). SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" introduces a new accounting model (the "management approach") for identifying and reporting on business segments. This approach replaces the notion of industry and geographic segments in earlier standards and requires a finer partitioning of geographic disclosures. Both statements 130 and 131 are effective for years beginning after December 15, 1997. As these new accounting standards require additional disclosures only, they will have no impact on the Company's financial condition, results of operations or cash flows, nor will the implementation of these standards in the Company's financial statements require the Company to incur material costs.

YEAR 2000 COMPLIANCE

      The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have time-sensitive software may recognize a date using "00" as the Year 1900 rather than the Year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

      The Company is in the process of implementing a new Enterprise Resource Planning System (ERP) which, in addition to providing the Company with a wide-range of operational and administrative efficiencies, will assure that virtually all of the Company's core business systems are Year 2000 compliant. The Company anticipates the completion of significant portions of this project before the end of 1998. The estimated cost of this project is $5.0 million through 1999. Costs incurred in 1997 were not significant.

      The Company will begin to initiate formal communications with all of its significant suppliers and large customers in 1998 to determine the extent to which the Company's interface systems are vulnerable to those third parties' failure to remediate their own Year 2000 Issues. While there can be no guarantee that the systems of other companies on which the Company's system rely will be timely converted and would not have an adverse effect on the Company's systems, the Company does not believe that its operations are materially vulnerable to the failure of any vendor or customer to properly address the Year 2000 Issue. The Company has determined it has no exposure to contingencies related to the Year 2000 issue for the products it has sold.

      The costs of and the date on which the Company believes it will complete the ERP Project are based on management's best estimates. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

            The index to financial statements is included on page 36 of this report.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE

            None.

                                   PART III
--------------------------------------------------------------------------------

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

The following table sets forth certain information regarding each of the directors and executive officers of the Company:

               NAME              AGE                  POSITION
               ----              ---                  --------


         John P. Cashman         57        Chairman of the Board, Chief
                                           Executive Officer and President

         Samuel L. Daniels       49        Executive Vice President and
                                           Director

         Clifford A. Peterson    62        Senior Vice President-Operations &
                                           Technology and Director


         Edward J. Cooney        50        Senior Vice President, Chief
                                           Financial Officer, Treasurer and
                                           Secretary

         Donald W. Reilly        39        Vice President - Finance

         David P. Spalding       43        Director

         James A. Stern          47        Director

         Anthony D. Tutrone      33        Director

John P. ("Jack") Cashman became Chairman of the Board, Chief Executive Officer and President upon the Merger. Mr. Cashman has over 30 years of general industrial management experience in the filtration, minerals, building products and pharmaceutical industries. From 1989 until March 1996, Mr. Cashman served as Chairman and Co-Chief Executive Officer of R. P. Scherer Corporation ("R P. Scherer"). Mr. Cashman joined R. P. Scherer concurrent with that company's leveraged buyout in 1989. Prior to R. P. Scherer, Mr. Cashman had an extensive career at Johns-Manville Corporation as the President of Manville International, President of Manville Canada Inc. and Senior Vice President of Manville Corporation, as well as numerous other positions in general management, marketing and operations.

Samuel L. Daniels, Executive Vice President, has been with the Company since 1987 and became a director upon the Merger. From 1993 to 1996, Mr. Daniels served as Vice President-Water Systems. From 1991 to 1993, he served as General Manager of all AMTROL subsidiaries, and from 1989 to 1991, he was General Manager of the Company's Clayton Mark subsidiary He originally joined the Company in 1987 as Vice President of Marketing for Clayton Mark Inc. Prior to joining the Company, he was Vice President of Mueller Pump.

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

Donald W. Reilly, Vice President-Finance, joined the Company in October 1997. From May 1992 to October 1997, he was Director of Finance and Corporate Controller of the A. T. Cross Company; and from 1981 to 1992, Mr. Reilly was associated with Ernst and Young LLP, independent public accountants.

David P. Spalding became a director of the Company upon the Merger. Mr. Spalding has been Vice Chairman of Cypress since its formation in April 1994. Prior to joining Cypress, he was Managing Director in the Merchant Banking Group of Lehman Brothers Inc. from February 1991. Previously, he held the position of Senior Vice President of Lehman Brothers Inc. from September 1988 to February 1991. From April 1987 to September 1988, he was Senior Vice President of General Electric Capital Corporation Corporate Finance Group, Inc. Prior to 1987 he was a Vice President of The First National Bank of Chicago. Mr. Spalding is also a director of Lear Corporation, William Scotsman, Inc., and Frank's Nursery & Craft, Inc.

James A. Stern became a director of the Company upon the Merger. Mr. Stern has been Chairman of Cypress since its formation in April 1994. Prior to joining Cypress, Mr. Stern spent his entire career with Lehman Brothers Inc., most recently as head of the Merchant Banking Group. He also, at various times, served as head of Lehman's High Yield and Primary Capital Markets Groups, and was co-head of Investment Banking. In addition, Mr. Stern was a member of the firm's Operating Committee. Mr. Stern is a director of Noel Group, Inc., Lear Corporation, Cinemark USA, Inc., R.P. Scherer, Genesis ElderCare Corp. and Frank's Nursery & Craft, Inc.

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

ITEM 11.    EXECUTIVE COMPENSATION

      The following table summarizes the compensation paid or accrued by the Company to its Chief Executive Officer and each of its executive officers (in addition to its Chief Executive Officer) who earned more than $100,000 in salary and bonus in 1997 in each case for services rendered in all capacities to the Company during 1997.

                            SUMMARY COMPENSATION TABLE
                            --------------------------

                                                           LONG TERM
                                          ANNUAL           ---------
                                          ------          COMPENSATION
                                     COMPENSATION(a)      ------------
                                     ---------------         AWARDS
                                                             ------
   NAME AND PRINCIPAL                                      SECURITIES
   ------------------                                      UNDERLYING       ALL OTHER
        POSITION              YEAR   SALARY      BONUS   OPTIONS/SARS(c)  COMPENSATION(d)
        --------              ----   ------      -----   ---------------  ---------------

John P. Cashman               1997   $440,000    $49,720       44,796        $17,000
Chairman, President and       1996         --         --           --             --
CEO(e)                        1995         --         --           --             --

Samuel L. Daniels(b)          1997    240,000     27,120        6,838          7,486
Executive Vice President      1996    149,192     39,600       20,000          8,395
                              1995    129,000     27,500       10,000          6,285
Clifford A. Peterson(b)
Clifford A. Peterson(b)       1997    200,000     22,600        6,838         12,766
Senior Vice President-        1996    159,521     44,010       15,000          8,682
Operations & Technology       1995    115,731     31,500       10,000            718

Edward J. Cooney(b)           1997    180,000     20,340        6,838          8,862
Senior Vice President-        1996    169,329     44,010       12,000          8,795
Chief Financial Officer       1995    162,500     34,200       10,000          8,792

(a) Any perquisite or other personal benefits received from the Company by any of the named executives were substantially less than the reporting thresholds established by the Securities and Exchange Commission (the lesser of $50,000 or 10% of the individual's cash compensation).

(b)   Includes portion of salary deferred under the Company's 401(k) Plan.

(c) Numbers for 1997 represent options to purchase common stock of Holdings, the parent corporation of AMTROL. Numbers for 1995 and 1996 represent options to purchase common stock of AMTROL, which, in connection with the Merger, were either canceled in exchange for cash equal to the spread between the option exercise price and $28.25 per share (the per share Merger consideration) or exchanged for options exercisable for Holdings' common stock based on a conversion ratio of .2825 per share of Holdings' common stock for each share of AMTROL common stock.

(d) Amounts paid in 1997 include the Company's contributions under the Company's 401(k) Plan in the amount of $17,000, $6,616, $9,256 and $7,304 for Messrs. Cashman, Daniels, Peterson and Cooney, respectively, and premiums paid by the Company with respect to term life insurance purchased for such executive officers and not made available generally to salaried employees in the amount of $870, $3,510 and $1,558 for Messrs. Daniels, Peterson and Cooney , respectively.

(e) Mr. Cashman joined the Company on November 13, 1996, upon consummation of the Merger, but received no compensation until 1997.

OPTION PLANS

      The following table sets forth, for the named executive officers, information regarding stock options granted during 1997 pursuant to the Holdings 1997 Incentive Stock Plan, which was approved on December 16, 1997.

                                    OPTION/SAR GRANTS IN LAST FISCAL YEAR
                                    -------------------------------------
                                              % OF TOTAL
                               NUMBER OF       OPTIONS/
                              SECURITIES     SARS GRANTED
                              UNDERLYING     TO EMPLOYEES    EXERCISE OR
                             OPTIONS/SARS     IN FISCAL      BASE PRICE     EXPIRATION        GRANT DATA
NAME                          GRANTED(A)         YEAR          ($/SH)          DATE        PRESENT VALUE (c)
----                          ----------         ----          ------          ----        -----------------

John P. Cashman               44,796(a)          68.5%          $100       12/16/2007           $21.55
Samuel L. Daniels              6,838(b)          10.5%          $100       12/16/2007           $21.55
Clifford A. Peterson           6,838(b)          10.5%          $100       12/16/2007           $21.55
Edward J. Cooney               6,838(b)          10.5%          $100       12/16/2007           $21.55

(a) These are non-qualified options which are immediately exercisable. Shares purchased under the options are subject to repurchase by Holdings at the exercise price upon certain circumstances. Options for 22,398 shares are released from restrictions based upon continued employment, with 7,454 shares released immediately and 14,944 shares released in 32 equal monthly installments though August 2000. Options for 22,398 shares are released from restrictions based upon relative achievement of management's business plan for fiscal years 1997 through 2001. One-half of such performance-based options are released from restriction based upon annual performance and one-half based upon cumulative performance. Restrictions lapse upon a public offering or sale of Holdings, AMTROL or substantially all of the assets of AMTROL (a "Triggering Event").

(b) One-half (3,419 shares) of these options are incentive stock options which vest 1,000 shares on date of grant, 218 shares in January 1998 and the balance in 31 equal monthly installments of 71 shares through August 2000. One-half (3,419 shares) of these options are non qualified stock options which are immediately exercisable, provided that purchased shares are subject to repurchase by Holdings at the exercise price until such shares vest based upon relative achievement of management's business plan for fiscal years 1997 through 2001. One-half of such performance based options vest based upon annual performance and one-half based upon cumulative performance. Options vest and restrictions lapse upon a Triggering Event.

(c) Computed using the Black-Scholes option valuation model. The following assumptions have been used in the calculation: volatility, 0; expected option life, 3 years; risk-free interest, 5.0%. The Black-Scholes option pricing model was designed to value readily tradeable stock options with relatively short lives. The options granted are not tradeable. However, management believes that the assumptions used and the model applied to value the awards yield a reasonable estimate of the fair value of the option grants under the circumstances.

The following table sets forth certain information regarding stock options exercised during 1997 and currently outstanding options held by the named executive officers as of December 31, 1997. No options were exercised by the named executives during 1997.

                 AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND YEAR-END OPTION/SAR VALUES
                 ----------------------------------------------------------------------------------
                                                                            NUMBER OF
                                                                            SECURITIES
                                                                            UNDERLYING
                                                                           UNEXERCISED
                                    NUMBER OF                             OPTION/SARS AT
                                    SECURITIES                           FISCAL YEAR END
                                    UNDERLYING                               1997 (a)         VALUE OF UNEXERCISED
                                   OPTIONS/SARS                            EXERCISABLE/           IN-THE-MONEY
NAME                                EXERCISED       VALUE REALIZED($)     UNEXERCISABLE         OPTIONS/SAR($)(b)
----                                ---------       -----------------     -------------         -----------------

John P. Cashman                         0                   0              44,796/0                       0/0
Samuel L. Daniels                       0                   0               9,081/2,419             200,036/0
Clifford A. Peterson                    0                   0              11,481/2,419             316,250/0
Edward J. Cooney                        0                   0               7,258/2,419             100,003/0

(a) Immediately prior to the Merger, Messrs. Daniels, Peterson, and Cooney exchanged options exercisable for AMTROL Common Stock for options exercisable for Holdings Common Stock ("Amended Options") based on a conversion ratio of .2825 share of Holdings Common Stock for each share of AMTROL Common Stock subject to the option. Includes 4,662, 7,062 and 2,839 shares of Holdings Common Stock subject to Amended Options received by Messrs. Daniels, Peterson and Cooney, respectively, in the exchange. All Amended Options are fully exercisable.

(b) Based on the market value of $100 per share (determined by the Holdings Board of Directors to be the purchase price of Holdings common stock issued in connection with the Merger) less the exercise price of the options.

SUPPLEMENTAL RETIREMENT PLANS

      The Company maintains two Supplemental Retirement Plans: Supplemental Retirement Plan I which covers a former officer and director and Supplemental Retirement Plan II which covers Mr. Cooney and two former officers. Under Supplemental Retirement Plan I, the former officer is entitled to receive an annual benefit of $150,000 per year for 15 years following his retirement. In January 1997, he began to receive the annual benefit in equal quarterly installments. Mr. Cooney is entitled to receive an annual benefit of $50,000 per year for a period of 15 years upon retirement on or after age 62. The retirement benefit is forfeited in its entirety if he terminates employment or dies prior to age 62. In the event a participant in either Supplemental Retirement Plan dies after retirement, his beneficiary will receive any remaining benefits which such participant was entitled to receive at the time of his death.

EMPLOYMENT AGREEMENTS AND OTHER TRANSACTIONS

      The Company, either directly or through its subsidiaries, has entered into employment agreements (each referred to individually as an "Agreement" and collectively as the "Agreements"), with Messrs. Cashman, Daniels, Peterson and Cooney to secure their continued employment with the Company. The Agreements provide for annual base salaries of $440,000 for Mr. Cashman, $240,000 for Mr. Daniels, $200,000 for Mr. Peterson and $180,000 for Mr. Cooney, subject to adjustments annually commencing in January 1998. In addition, the executives are entitled to participate in incentive compensation plans and all employee benefit arrangements generally appropriate to such executive's responsibilities. In the event the executive's employment is terminated without cause by the Company or with Good Reason by the executive, such executive is entitled to; (i) a monthly amount, for 24 months after termination, equal to one-twelfth of the executive's annual average salary for the prior 24 months (the "Termination Benefit"); (ii) the pro rata portion of any bonus or incentive compensation otherwise payable for the fiscal period in which such termination occurs; and (iii) maintenance for 24 months of all life, disability, medical and health insurance benefits to which the executive was entitled immediately prior to termination. In the case of Mr. Cashman, the Agreement provides that in the event of his death, his estate is entitled to receive an amount equal to the monthly Termination Benefit for 24 months, reduced by any amounts payable under any insurance or other plan providing a death benefit which is maintained by the Company. The Agreements also prohibit the executive, for a period of two years after the termination of his employment, from directly or indirectly, advising, assisting or being connected with any enterprise which competes with the Company.

      In addition, under separate Management Stockholder's Agreements between Holdings and Messrs. Cashman, Daniels, Peterson, and Cooney, if prior to a public offering of the common stock of Holdings, the executive dies or becomes disabled while employed by the Company or following normal retirement or the executive's employment is terminated without Cause by the Company or with Good Reason by the executive (as such terms are defined in the agreements), the executive has the right to require Holdings to purchase all or any portion of Holdings common stock then held by the executive at the repurchase price specified in the agreement and to pay the executive the amount by which the repurchase price exceeds the exercise price of any options then held by the executive. If there exists and is continuing an event of default on the part of the Company under any loan guarantee or other agreement under which the Company has borrowed money or such repurchase would result in an event of default, the Company shall not be obligated to repurchase any of the common stock. The repurchase price is $100 if the repurchase occurs prior to November 13, 1999, and the market price of the Holdings common stock thereafter. If an executive's employment is terminated for Cause by the Company or without Good Reason by the executive, Holdings has the right to purchase all, but not less than all, Holdings common stock then held by the executive at a price equal to the lesser of $100 or the market price of the Holdings common stock, provided that if the executive's employment is terminated by the executive without Good Reason following a public offering, the repurchase price is the market price of the Holdings common stock. If Holdings exercises its repurchase right it must also pay the executive an amount equal to the excess of the repurchase price over the exercise price of any options held by the executive in cancellation of such options. Good Reason includes certain significant changes in the nature of the executive's employment including certain reductions in compensation and changes in responsibilities and powers.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT

      The Company is a direct, wholly owned subsidiary of Holdings. The following table sets forth information with respect to the beneficial ownership of Holdings common stock by (i) each person known to the Company to beneficially own more than 5% of Holdings' outstanding common stock,
      (ii) each of the Company's directors and certain executive officers and
      (iii) all directors and executive officers of the Company as a group. Unless otherwise indicated below, the persons and entities named in the table have sole voting and investment power with respect to all shares beneficially owned.

                                                             NUMBER OF SHARES OF
                                                             -------------------
      NAME AND ADDRESS OF BENEFICIAL OWNER                  HOLDINGS COMMON STOCK       PERCENTAGE
      ------------------------------------                  ---------------------       ----------

      Cypress Merchant Banking Partners L.P. (a)                   637,957                 93.0%
      c/o The Cypress Group L.L.C.
      65 East 55th Street, 19th Floor
      New York, NY  10022

      Cypress Offshore Partners L.P. (a)                            33,043                  4.8%
      c/o The Cypress Group L.L.C.
      65 East 55th Street, 19th Floor
      New York, NY  10022

      John P. Cashman(c)                                            59,796                  8.2%
      Samuel L. Daniels(b)(c)                                        9,583                  1.4%
      Clifford A. Peterson(b)(c)                                    11,983                  1.7%
      Edward J. Cooney(b)(c)                                         7,760                  1.1%
      David P. Spalding(a)                                            --                     --
      James A. Stern(a)                                               --                     --
      All directors and executive officers as a group               89,122                 11.5%
      (consisting of 7 persons)

(a) Cypress Merchant Banking Partners L.P. and Cypress Offshore Partners L.P. are affiliates of The Cypress Group L.L.C. Messrs. Spalding and Stern are executives of The Cypress Group L.L.C. and may be deemed to share beneficial ownership of the shares shown as beneficially owned by such Cypress entities. Each of such individuals disclaims beneficial ownership of such shares. SEE, Item 10, "Directors and Executive Officers of the Registrant."

(b) Immediately prior to the Merger, each of these individuals exchanged options exercisable for AMTROL Common Stock for options exercisable for Holdings common stock. Includes 4,662, 7,062 and 2,839 shares of common stock issuable upon exercise of such options by Messrs. Daniels, Peterson and Cooney, respectively. See, Item 11, "Executive Compensation".

(c) Includes 44,796, 4,921, 4,921, and 4,921 shares of Common Stock issuable upon exercise of options granted to Messrs. Cashman, Daniels, Peterson and Cooney, respectively, which will become exercisable within 60 days. See
      Item 11, "Executive Compensation".

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

            None

                                     PART IV
--------------------------------------------------------------------------------

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULE & REPORT ON FORM 8-K

(a)(1) FINANCIAL STATEMENTS

       The following financial statements are included in a separate section of this Report commencing on the page numbers specified below:
                                                                                                 PAGE
                                                                                                 ----

       Reports of Independent Public Accountants                                                 38

       Consolidated Balance Sheets as of December 31, 1997 and 1996 (Successor)                  40

       Consolidated Statements of Operations for the Fiscal Year Ended
       December 31, 1997 and the Period Ended December 31, 1996
       (Successor); and the Period Ended November 12, 1996 and the Fiscal
       Year Ended December 31, 1995 (Predecessor)                                                41

       Consolidated Statements of Shareholders' Equity for the Fiscal Year
       Ended December 31, 1997 and the Period Ended December 31, 1996
       (Successor); and the Period Ended November 12, 1996 and Fiscal Year
       Ended December 31, 1995 (Predecessor)                                                     42

       Consolidated Statements of Cash Flows for the Fiscal Year ended
       December 31, 1997 and the Period Ended December 31, 1996
       (Successor); and the Period Ended November 12,1996 and Fiscal Year
       Ended December 31, 1995 (Predecessor)                                                     43

       Notes to Consolidated Financial Statements                                                44

(a)(2) FINANCIAL STATEMENT SCHEDULE

       Schedule II - Valuation and Qualifying Accounts and Reserves for the
       Fiscal Year Ended December 31, 1997 and the Period Ended December
       31, 1996 (Successor); and the period Ended November 12, 1996 and
       Fiscal Year Ended December 31, 1995 (Predecessor).                                        57

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

(a)(3) EXHIBITS

       See List of Exhibits

(b)    REPORT FILED ON FORM 8-K

       On January 6, 1998, the Company filed a Form 8-K reporting the completion of the acquisition of Petroleo Mecanica Alfa, SA on December 22, 1997 and the amendment of its existing Bank Credit agreement.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To AMTROL Inc.:

We have audited the accompanying consolidated balance sheets of AMTROL Inc. (the Successor), (a Rhode Island corporation and wholly-owned subsidiary of AMTROL Holdings Inc.), and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity and cash flows for the year ended December 31, 1997 and for the period from November 13, 1996 to December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AMTROL Inc. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for the year ended December 31, 1997 and the period from November 13, 1996 to December 31, 1996 in conformity with generally accepted accounting principles.

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

Boston, Massachusetts
March 13, 1998

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To AMTROL Inc.:

We have audited the accompanying consolidated statements of operations, shareholders' equity and cash flows of AMTROL Inc. (the Predecessor) (a Rhode Island corporation), and subsidiaries for the year ended December 31, 1995 and period ended November 12, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of AMTROL Inc. and subsidiaries' operations and their cash flows for the year ended December 31, 1995, and period ended November 12, 1996, in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic consolidated financials statements taken as a whole. The financial statement schedule listed in item 14(a)(2) is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements, in our opinion, fairly states in all material respects, the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

Boston, Massachusetts
March 6, 1997

                          AMTROL INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                                     ASSETS

                                                                DECEMBER 31
                                                            1996          1997
                                                            ----          ----

Current Assets:
  Cash and cash equivalents                               $  6,383     $    544
  Accounts receivable, less allowance for
   doubtful accounts of $1,055
   and $1,088 in 1996 and 1997,
   respectively                                             21,861       30,180
  Inventories                                               24,783       31,285
  Income tax refund receivable                               2,000          323
  Prepaid income taxes                                       1,734        2,495
  Prepaid expenses and other                                   691        1,089
  Assets held for sale                                       1,500        1,533
                                                          --------     --------

      Total current assets                                  58,952       67,449
                                                          --------     --------

Property, Plant and Equipment, at cost
  Land                                                       4,153        3,669
  Buildings and improvements                                 8,081        6,432
  Machinery and equipment                                   20,048       39,891
  Furniture and fixtures                                       907          888
  Construction-in-progress and other                         4,277        1,804
                                                          --------     --------
                                                            37,466       52,684
  Less-accumulated depreciation and
    amortization                                               577        6,997
                                                          --------     --------
                                                            36,889       45,687
                                                          --------     --------
Other Assets:
  Goodwill                                                 147,756      169,784
  Debt financing costs                                       8,387        7,762
  Cash surrender value of officers' life
    insurance                                                1,614          523
  Deferred income taxes                                         --          419
  Other                                                      1,285        1,376
                                                          --------     --------
                                                           159,042      179,864
                                                          --------     --------

                                                          $254,883     $293,000
                                                          ========     ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Current installments of long-term debt                 $     825    $   3,498
  Notes payable to banks                                        --        4,397
  Accounts payable                                           5,794       15,718
  Accrued expenses                                          14,472       15,779
  Accrued interest                                           2,232          608
  Accrued income taxes                                         582        3,073
                                                         ---------    ---------
      Total current liabilities                             23,905       43,073
                                                         ---------    ---------
Other Noncurrent Liabilities                                 4,544        6,659
                                                         ---------    ---------
Deferred Income Taxes                                          222           --
                                                         ---------    ---------
Long-Term Debt, less current installments                  159,175      184,164
                                                         ---------    ---------
Commitments and Contingencies                                   --           --

Shareholders' Equity:
  Common stock $.01 par value-
   Authorized-1,000 shares;
   Issued-100 shares                                            --           --
  Additional paid-in capital                                69,326       69,326
  Retained earnings                                         (2,289)      (9,937)
  Cumulative translation adjustment                             --         (285)
                                                         ---------    ---------

      Total shareholder's equity                            67,037       59,104
                                                         ---------    ---------
                                                         $ 254,883    $ 293,000
                                                         =========    =========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                          AMTROL INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (In thousands)

                                                   PREDECESSOR COMPANY               SUCCESSOR COMPANY
                                           --------------------------------------------------------------------
                                              YEAR ENDED       PERIOD ENDED     PERIOD ENDED       YEAR ENDED
                                              DECEMBER 31,     NOVEMBER 12,     DECEMBER 31,       DECEMBER 31,
                                                  1995             1996             1996              1997
                                                  ----             ----             ----              ----

Net Sales                                     $ 172,454        $ 152,193        $  18,628          $ 176,432

Cost of Goods Sold                              124,303          110,582           15,108            131,180
                                              ---------        ---------        ---------          ---------

         Gross profit                            48,151           41,611            3,520             45,252

Operating Expenses:
   Selling                                       15,171           14,236            1,997             13,175
   General and administrative                    14,772           11,560            1,511             12,548
   Plant closing charges                          3,825               --               --              5,500
   Amortization of Goodwill                          --               --              313              3,995
   Capitalized in-process research
     and development                                 --               --            1,000                 --
                                              ---------        ---------        ---------          ---------
   Income (loss) from operations                 14,383           15,815           (1,301)            10,034

Other Income (Expense):
   Interest expense                                (195)            (151)          (2,263)           (18,684)
   Interest income                                  255              204               39                428
   License and distributorship fees                 258              181               25                245
   Other, net                                        65             (175)             (99)               299
                                              ---------        ---------        ---------          ---------

         Income (loss) before provision
         for income taxes                        14,766           15,874           (3,599)            (7,678)

Provision (Benefit) for Income Taxes              5,681            6,152           (1,310)               (30)
                                              ---------        ---------        ---------          ---------

Net Income (Loss)                             $   9,085        $   9,722        $  (2,289)         $  (7,648)
                                              =========        =========        =========          =========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                          AMTROL INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY
                                 (In thousands)

                                                                                                      TREASURY STOCK
                                                                                               ----------------------------
                                                         ADDITIONAL    CUMULATIVE
                                            COMMON        PAID-IN      TRANSLATION    RETAINED      NUMBER OF
                                             STOCK        CAPITAL       ADJUSTMENT    EARNINGS        SHARES        COST
                                             -----        -------       ----------    --------        ------        ----

PREDECESSOR COMPANY
Balance, December 31, 1994                  $     76      $ 28,377            --       $ 36,728           67      $  1,007
   Net income                                     --            --            --          9,085           --            --
   Dividend                                       --            --            --         (1,500)          --            --
   Exercise of stock options                      --           598            --             --           --            --
   Repurchase of common stock                     --            --            --             --          146         2,259
   Tax effect of disqualifying
     dispositions on stock options                --           108            --             --           --            --
                                            --------      --------      --------       --------     --------      --------

Balance, December 31, 1995                  $     76      $ 29,083            --       $ 44,313          213      $  3,266
   Net income                                     --            --            --          9,722           --            --
   Dividend                                       --            --            --         (6,694)          --            --
   Exercise of stock options                      --           191            --             --           --            --
   Repurchase of common stock                     --            --            --             --            1            15
                                            --------      --------      --------       --------     --------      --------

Balance, November 12, 1996                  $     76      $ 29,274            --       $ 47,341          214      $  3,281
                                            ========      ========      ========       ========     ========      ========

SUCCESSOR COMPANY
   Net loss                                       --            --            --       $ (2,289)          --            --
   Issuance of common stock in
     connection with Merger, net                  --      $ 69,326            --             --           --            --
                                            --------      --------      --------       --------     --------      --------

Balance, December 31, 1996                  $     --      $ 69,326            --       $ (2,289)          --      $     --
                                            ========      ========      ========       ========     ========      ========

   Net loss                                       --            --            --       $ (7,648)          --            --
   Cumulative Translation adjustment              --            --      $   (285)            --           --            --
                                            --------      --------      --------       --------     --------      --------

Balance, December 31, 1997                  $     --      $ 69,326      $   (285)      $ (9,937)          --      $     --
                                            ========      ========      ========       ========     ========      ========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                          AMTROL INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                     PREDECESSOR COMPANY             SUCCESSOR COMPANY
                                                                     -------------------             -----------------
                                                                 YEAR ENDED     PERIOD ENDED    PERIOD ENDED    YEAR ENDED
                                                                 DECEMBER 31,    NOVEMBER 12,    DECEMBER 31,  DECEMBER 31,
                                                                    1995            1996            1996            1997
                                                                 ---------       ---------       ---------       ---------
Cash Flows Provided by Operating Activities:
   Net income (loss)                                             $   9,085       $   9,722       $  (2,289)      $  (7,648)
                                                                 ---------       ---------       ---------       ---------
   Adjustments to reconcile net income (loss) to net cash
     provided by operating activities-
     Depreciation and amortization                                   4,673           4,586             598          11,541
     Writedown of assets held for sale to realizable value             980              --              --              --
     Provision for losses on accounts receivable                        93             172              91             370
     Loss (gain) on sale of fixed assets                                83              92            (106)              2
     Capitalized in-process research and development                    --              --           1,000              --
     Changes in assets and liabilities-
     (Increase) decrease in assets-
         Accounts receivable, net                                     (532)         (1,215)          3,199          (2,376)
         Income tax refund receivable                                   --              --          (2,000)          2,581
         Inventory                                                    (498)         (3,573)          2,633          (1,474)
         Prepaid income taxes                                         (685)          1,090             (31)           (761)
         Prepaid expenses and other current assets                    (284)            577             736            (331)
         Other assets                                                 (602)           (520)            331            (838)
     Increase (decrease) in liabilities-
         Accounts payable                                              369           2,443          (3,175)          4,547
         Accrued expenses and current liabilities                      123          (1,990)          3,085          (1,152)
         Other noncurrent liabilities                                 (965)           (283)            (65)            (71)
         Deferred income taxes                                          48            (389)             --            (641)
                                                                 ---------       ---------       ---------       ---------
                                                                     2,803             990           6,296          11,397
                                                                 ---------       ---------       ---------       ---------
           Net cash provided by operating activities                11,888          10,712           4,007           3,749
                                                                 ---------       ---------       ---------       ---------
Cash Flows From Investing Activities:
   Acquisition of Alfa                                                  --              --              --         (25,500)
   Cash paid for Merger                                                 --              --        (218,200)             --
   Proceeds from sale of property, plant and equipment                  30           1,991               9             681
   Capital expenditures                                             (5,492)         (9,260)         (1,662)         (8,489)
                                                                 ---------       ---------       ---------       ---------
           Net cash used in investing activities                    (5,462)         (7,269)       (219,853)        (33,308)
                                                                 ---------       ---------       ---------       ---------
Cash Flows from Financing Activities:
   Cash dividends                                                   (1,500)         (6,694)             --
   Repayment of long-term debt                                      (4,948)         (3,500)             --          (5,367)
   Issuance of long-term debt                                        1,615           3,500              --          29,150
   Proceeds from sale of notes                                          --              --         115,000              --
   Proceeds from term loan                                              --              --          45,000              --
   Payment of transaction financing costs                               --              --         (13,100)             --
   Issuance of common stock in connection with Merger                   --              --          69,326              --
   Issuance of common stock - exercise of stock options                598             191              --              --
   Repurchase of treasury stock                                     (2,259)            (15)             --              --
   Tax effect of disqualifying dispositions of incentive
     stock options                                                     108              --              --              --
                                                                 ---------       ---------       ---------       ---------
           Net cash (used in) provided by financing
             activities                                             (6,386)         (6,518)        216,226          23,783
                                                                 ---------       ---------       ---------       ---------
Net Increase (Decrease) in Cash and Cash Equivalents                    40          (3,075)            380          (5,776)
Effect of exchange rate changes on cash and cash
   equivalents                                                          --              --              --             (63)

Cash and Cash Equivalents, beginning of period                       9,038           9,078           6,003           6,383
                                                                 ---------       ---------       ---------       ---------
Cash and Cash Equivalents, end of period                         $   9,078       $   6,003       $   6,383       $     544
                                                                 =========       =========       =========       =========

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

      The Merger was accounted for as a purchase transaction effective as of November 13, 1996, in accordance with Accounting Principles Board Opinion No. 16, Business Combinations, and EITF Issue No. 88-16, Basis in Leveraged Buyout Transactions and, accordingly, the consolidated financial statements for the periods subsequent to November 12, 1996 reflect the purchase price, including transaction costs, allocated to tangible and intangible assets acquired and liabilities assumed, based on their estimated fair values as of November 12, 1996. The excess of the purchase price over the fair value of net assets acquired has been allocated to goodwill.

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

      FISCAL YEAR

      The Company uses a calendar fiscal year and four quarterly interim periods ending on Saturday of the thirteenth week of the quarter.

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

      INVENTORIES

      The Company's inventories are stated at the lower of cost or market including material, labor and manufacturing overhead (see Note 8.)

      GOODWILL

      The excess of purchase price over the fair value of net assets acquired is allocated to goodwill and is included in other assets. Goodwill is being amortized over 40 years. The Company accounts for long-lived and intangible assets in accordance with Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. The Company continually reviews its intangible assets for events or changes in circumstances which might indicate the carrying amount of the assets may not be recoverable. The Company assesses the recoverability of the assets by determining whether the amortization of such intangibles over their remaining lives can be recovered through projected undiscounted future cash flows. The amount of impairment, if any, is measured based on projected discounted future cash flows using a discount rate reflecting the Company's average cost of funds. At December 31, 1997, no such impairment of assets was indicated.

      FAIR VALUE OF FINANCIAL INSTRUMENTS

      In accordance with the requirements of SFAS No. 107, Disclosures About Fair Value of Financial Instruments, the Company has determined the estimated fair value of its financial instruments using appropriate market information and valuation methodologies. Considerable judgment is required to develop the estimates of fair value; thus, the estimates are not necessarily indicative of the amounts that could be realized in a current market exchange. The Company's financial instruments consist of cash, accounts receivable, accounts payable, senior subordinated notes and bank debt. The carrying value of these assets and liabilities is a reasonable estimate of their fair market value at December 31, 1997.

      ENGINEERING AND DEVELOPMENT EXPENSES

      All costs for engineering and development, which amounted to approximately $.9 million, $.8 million, $.1 million and $1.0 million for fiscal 1995, the periods ended November 12 and December 31, 1996, and fiscal 1997, respectively, are charged to general and administrative expense as incurred.

      INTEREST RATE SWAP AGREEMENTS

      The Company uses interest rate swap agreements to manage interest rate cost and the risks associated with changing interest rates. The differential to be paid or received is accrued as interest rates change and is recognized in interest expense over the life of the contact. The counter-party to the interest rate swap agreements is a major financial institution. Credit loss from counter-party non-performance is not anticipated.

      DEFERRED FINANCING COSTS

      Deferred financing costs are stated at cost as a component of other assets and amortized over the life of the related debt using the effective interest method. Amortization of deferred financing costs is included in interest expense.

      ACCRUED EXPENSES

      Certain customers are allowed a rebate if agreed upon sales targets are achieved for a given year. At December 31, 1996 and 1997, the Company has accrued $3.6 million and $3.3 million, respectively, for such volume allowances. These amounts are included in accrued expenses in the accompanying consolidated balance sheets.

      INTERNATIONAL SALES

      In fiscal 1995, the periods ended November 12 and December 31, 1996, and in fiscal 1997, net sales to customers in various geographic areas outside the United States and Canada, primarily Mexico, Western Europe and Asia, amounted to $22.6 million, $19.7 million, $1.9 million and $39.4 million, respectively.

      FOREIGN CURRENCY TRANSLATION

      The accounts of Alfa (see note 5) have been translated into United States Dollars. Assets and liabilities have been translated at the year-end rate of exchange, stockholder's equity at historical rates and income statement accounts at the average exchange rates prevailing during the year. The cumulative effect of the resulting translation is reflected as a separate component of stockholder's equity.

      NEW ACCOUNTING PRONOUNCEMENTS

      SFAS No. 130 "Reporting Comprehensive Income" establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The objective of the statement is to report a measure of all changes in equity of an enterprise that result from transactions and other economic events of the period other than transactions with owners ("comprehensive income"). SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" introduces a new accounting model (the "management approach") for identifying and reporting on business segments. This approach replaces the notion of industry and geographic segments in earlier standards and requires a finer partitioning of geographic disclosures. Both SFAS 130 and SFAS 131 are effective for years beginning after December 15, 1997. As these new accounting standards require additional disclosures only, they will have no impact on the Company's financial condition, results of operations or cash flows, nor will the implementation of these standards in the Company's financial statements require the Company to incur material costs.

      STOCK OPTIONS

      The Company accounts for employee stock options in accordance with SFAS No. 123, "Accounting for Stock Based Compensation" (SFAS No. 123). As permitted under SFAS No. 123, the Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" to account for its stock option plans.

      RECLASSIFICATION

      Certain prior year balances have been reclassified to conform with the current year presentation.

(5)   ACQUISITION

      On June 30, 1997, the Company entered into a Promissory Agreement and a Complementary Document to the Promissory Agreement (collectively, the "Purchase Agreements") to acquire all the outstanding capital shares of Petroleo Mecanica Alfa, S.A., a corporation organized under the laws of Portugal ("Alfa"), for $25.5 million (United States Dollars) plus assumed debt of $8.7 million. The Company assumed immediate management control of Alfa and, accordingly, the operating results and financial position of Alfa are included in the Company's consolidated results of operations and consolidated balance sheets from July 1, 1997. The Company paid $20 million of the purchase price on June 30, 1997 from borrowings available under its revolving credit facility and paid the remaining $5.5 million upon final closure of the transaction in December 1997. The Company's 1997 income from operations includes $1.9 million relating to the operations of Alfa subsequent to July 1, 1997. The following represents pro forma net sales and net income as though the acquisition of Alfa ocurred as of January 1, 1997: Net sales $192,068, net loss $8,600.

(6)   SALE OF ASSETS

      In May 1997, the Company sold all of the assets, subject to substantially all liabilities, of its American Granby Inc. subsidiary. Accordingly, the results of American Granby included in the accompanying consolidated statements of operations are as follows:

                                    PREDECESSOR COMPANY                  SUCCESSOR COMPANY
                                    -------------------                  -----------------
                                YEAR ENDED      PERIOD ENDED        PERIOD ENDED        YEAR ENDED
                               DECEMBER 31,     NOVEMBER 12,        DECEMBER 31,       DECEMBER 31,
                                  1995              1996                1996              1997
                                  ----              ----                ----              ----
Sales                            $19,539          $17,980             $ 1,592          $ 7,576
Operating  income                $   302          $   130             $     1          $    23

      Also in May 1997, the Company sold its Peru, Indiana production facility and the related pump business. AMTROL transferred certain production activities performed in Peru to the Company's West Warwick, Rhode Island facility. The Company believes that the operational efficiencies gained through production consolidation will offset lost contribution from the pump business.

      The Company utilized the net proceeds of the sales of approximately $6.0 million to fund seasonal working capital demands as well as the acquisition of Alfa (see Note 5).

(7)   PLANT CLOSINGS

      In September 1997, the Company ceased operations at its Singapore production facility. The Company relocated its production of non-returnable chemical containers to other facilities, including its newly acquired Alfa facility in Guimaraes, Portugal. In December 1997, the Company ceased operations at its Nashville, Tennessee production facility. The Nashville facility manufactured water systems and pressure rated cylinders. Many of the product lines manufactured in the Nashville facility are also manufactured in the Company's West Warwick, Rhode Island facility which will absorb most of the Nashville production.

      The Company's 1997 results include a pre-tax charge to operating expenses of $5.5 million in connection with the closures of the Singapore and Nashville facilities, including approximately $1.5 million of severance costs (of which $.3 million was paid at December 31, 1997). Included in current assets as "Assets Held for Sale" is approximately $1.2 million representing the net market value of land and buildings used in the Nashville operation.

(8)   INVENTORIES

      Inventories were as follows at December 31 (in thousands):

                                                1996           1997
                                                ----           ----

         Raw materials and work in process    $ 9,429        $13,670
         Finished goods                        15,354         17,615
                                              -------        -------

                                              $24,783        $31,285
                                              =======        =======

      Inventories valued under the last-in, first-out (LIFO) cost method comprised approximately 60.5% of the 1996 totals and 68.2% of the 1997 totals. The value of inventories under the LIFO method is substantially the same as if the first-in, first-out (FIFO) cost method of inventory accounting had been used.

(9)   LONG-TERM DEBT AND NOTES PAYABLE TO BANKS

      Long-term debt consisted of the following at December 31 (in thousands):

                                                            1996          1997
                                                            ----          ----
         Revolving credit facility                        $     --     $  4,000
         Tranche A Term Loan                                20,000       19,425
         Tranche B Term Loan                                25,000       44,698
         Senior subordinated notes, due 2006, 10.625%      115,000      115,000
         Other                                                  --        4,539
                                                          --------     --------
                                                           160,000      187,662
         Less-Current portion of long-term debt                825        3,498
                                                          --------     --------
                  Total                                   $159,175     $184,164
                                                          ========     ========

      REVOLVING CREDIT AND TERM LOANS

      The Company entered into a Bank Credit Agreement in November 1996, amended in June and December 1997 (the Agreement), that provides for secured borrowings from a syndicate of lenders. The Agreement, as amended, consists of: (i) a five and one-half year revolving credit facility providing for up to $30 million in revolving loans, $5.0 million of which may be used for letters of credit (the Revolving Credit Facility); and
      (ii) a term loan facility providing for $65.0 million in term loans, consisting of a five and one-half year Tranche A Term Loan of $20.0 million and a seven and one half year Tranche B Term Loan for $45.0 million (collectively, the Term Loans).

      The Revolving Credit Facility includes a $20.0 million sublimit which is available to finance permitted acquisitions. The highest amount outstanding during 1997 was $20.0 million which was used in connection with the acquisition of Alfa, as discussed in Note 5. This amount was repaid in December 1997 concurrent with an amendment to the Agreement whereby borrowings under the Tranche B facility were increased by $20 million. At December 31, 1997, borrowings of $4.0 million were outstanding on the Revolving Credit Facility.

      The loans under the Agreement bear interest, at the Company's option, at either (A) a "base rate" equal to the higher of (i) the federal funds rate plus .5% or (ii) the bank's prime lending rate plus (x) in the case of Tranche A Term Loans and loans under the Revolving Credit Facility, an applicable spread ranging from .75% to 1.50% (determined based on the Company's leverage ratio) or (y) in the case of Tranche B Term Loans, 2.00%; or (B) a `Eurodollar rate" plus (x) in the case of Tranche A Term Loans and loans under the Revolving Credit Facility, an applicable spread ranging from 1.75% to 2.50% (determined based on the Company's leverage ratio), or (y) in the case of Tranche B Term Loans, 3.00%. Swingline Loans may only be "base rate" loans.

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

      The Revolving Credit Facility also requires the Company to pay a commitment fee on the average daily aggregate unutilized portion of the Revolving Credit Facility at a rate of .50% per annum, payable quarterly in arrears, as well as a commission on trade and standby letters of credit of 1.25% per annum of the amount to be drawn under the Agreement. Amounts outstanding under the Revolving Credit Facility are due on May 12, 2002.

      The Agreement contains a number of covenants that, among other things, restrict the ability of the Company and its subsidiaries to dispose of assets, incur additional indebtedness, incur guaranty obligations, repay other indebtedness or amend other debt instruments, pay dividends, create liens on assets, enter into leases, make investments, make acquisitions, engage in mergers or consolidations, make capital expenditures, engage in certain transactions with subsidiaries and affiliates and otherwise restrict corporate activities. In addition, the Agreement requires compliance with certain financial covenants, including requiring the Company to maintain a minimum level of earnings before income taxes, depreciation and amortization (i.e., "EBITDA"), a minimum ratio of EBITDA to interest expense and a maximum ratio of Indebtedness to EBITDA, in each case tested at the end of each fiscal quarter of the Company.

      The Company's obligations under the Agreement are guaranteed by Holdings and each direct and indirect domestic subsidiary of the Company. The Company's obligations under the Agreement are secured by substantially all assets of the Company and its subsidiaries.

      The Company has entered into interest rate swap agreements which have effectively converted $13.0 million of floating rate borrowings to fixed borrowings for a three-year period. The agreements are contracts to periodically exchange floating interest rate payments for fixed rate payments over the life of the agreements and are used to manage the Company's interest rate exposure.

      SENIOR SUBORDINATED NOTES

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

      As of December 31, 1997, the Company was in compliance with the various covenants of the Note Indenture and the credit agreement.

      OTHER LONG-TERM DEBT

      Other long-term debt represents borrowings assumed by the Company in connection with the 1997 acquisition of Alfa. They are comprised of the equivalent of approximately $4.5 million of loans payable to the Industrial Development Fund of Portugal as well as several local Portuguese banks. The loans amortize in roughly equal installments through 2000 and accrue interest at LIBOR plus a premium ranging from 1.25% to 1.5%, adjusted quarterly or semi-annually. The loans are secured by substantially all property and equipment owned by Alfa. Alfa also has available revolving credit facilities with local banks providing for short-term working capital loans of up to the equivalent of approximately $6.5 million. Borrowings under these agreements accrue interest at LIBOR plus a premium ranging from .375% to 1.375%. The highest amount outstanding under these facilities in 1997 was approximately $5.4 million, and the balance outstanding at December 31 was $4.4 million. Cash paid for interest amounted to $0.1 million, $0.1 million , $0 and $20.3 million for fiscal 1995, the periods ended November 12, 1996 and December 31, 1996, and fiscal 1997, respectively.

(10)  INCOME TAXES

      The components of the provision for income taxes are as follows (in thousands):

                               PREDECESSOR COMPANY            SUCCESSOR COMPANY
                         -----------------------------    ----------------------------
                          YEAR ENDED      PERIOD ENDED    PERIOD ENDED    YEAR ENDED
                          DECEMBER 31,    NOVEMBER 12,    DECEMBER 31,    DECEMBER 31,
                             1995            1996            1996            1997
                             ----            ----            ----            ----
Current:
  Federal                  $ 5,798          $ 5,233        $(1,376)        $    --
  State                        586              258            (23)             --
  Foreign                       --               --             --             714
                           -------          -------        -------         -------
                             6,384            5,491         (1,399)            714
Deferred:
  Federal                     (591)             622             82            (625)
  State                       (112)              39              7            (119)
                           -------          -------        -------         -------
                              (703)             661             89            (744)
                           -------          -------        -------         -------
                           $ 5,681          $ 6,152        $(1,310)        $   (30)
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

      The difference between a provision computed using the respective statutory U.S. federal income tax rate and the provision for income taxes in the accompanying consolidated financial statements is primarily the result of state taxes, net of federal benefit, non-deductible goodwill amortization and foreign losses for which no benefit is available.

      Significant items giving rise to deferred tax assets and deferred tax liabilities at December 31, 1996 and 1997 are as follows (in thousands) :

                                                         1996          1997
                                                         ----          ----
             Prepaid Income Taxes:
                Warranty reserves - current            $  145         $  239
                Allowance for doubtful accounts           351            354
                Plant closing reserve                      --            744
                Accrued vacation                          278            187
                UNICAP adjustment                         253            365
                Other                                     707            606
                                                       ------         ------
                                                       $1,734         $2,495
                                                       ======         ======

                                                                   1996         1997
                                                                   ----         ----

         Deferred Income Taxes:
           Net operating loss carry forward                      $    --      $(1,617)
           Accelerated depreciation                                1,265        2,553
           Safe harbor leases                                        492          163
           Warranty reserves-long-term                              (781)        (780)
           Deferred compensation and restricted stock plan          (724)        (676)
           Other                                                     (30)         (62)
                                                                 -------      -------
                                                                 $   222      $  (419)
                                                                 =======      =======

      Cash paid (received) for income taxes amounted to $7.1 million and $4.3 million for fiscal 1995 and the period ended November 12, 1997, respectively, and $0 for the period ended December 31, 1996 and fiscal 1997, respectively.

(11)  PENSION AND PROFIT SHARING PLANS

      The Company has a defined contribution 401(k) plan covering substantially all of its U.S. employees. Under the Plan, eligible employees are permitted to contribute up to 10% of gross pay, not to exceed the maximum allowed under the Internal Revenue Code. The Company matches each employee contribution up to 6% of gross pay at a rate of $.25 per $1 of employee contribution. The Company also contributes 3% of each employee's gross pay up to the Social Security taxable wage base and 4% of amounts in excess of that level up to approximately $.2 million of wages. Company contributions to the 401(k) plan totaled approximately $1.1 million in 1995, $.9 million and $.1 million for the periods ending November 12 and December 31, 1996, respectively, and $1.1 million in 1997.

(12)  LEASE COMMITMENTS

      The Company leases certain plant facilities and equipment. Total rental expenses charged to operations approximated $.8 million in fiscal 1995, $1.0 million and $.2 million for the periods ended November 12 and December 31, 1996, and $1.5 million in fiscal 1997, respectively. Minimum rental commitments under all non-cancelable operating leases are as follows (in thousands):

           1998              $  1,063
           1999                   600
           2000                   582
           2001                   573
           2002                   553
                             --------
                             $  3,371
                             ========

      Certain of the leases provide for renewal options.

 (13) COMMITMENTS AND CONTINGENCIES

      At December 31, 1997, the Revolving Credit Facility contains a sublimit to support the issuance of letters of credit in the amount of $5.0 million with approximately $.2 million outstanding.

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

(14)  STOCK PLANS

      On December 16, 1997, the board of directors of the Company's parent, Amtrol Holdings, Inc., approved the Holdings 1997 Incentive Stock Plan and immediately granted to certain key employees options to purchase 65,310 shares of the common stock of Holdings for $100 per share, the fair value of the options at the date of the grant. The options include 32,655 non-qualified options which are exercisable immediately provided that purchased shares are subject to repurchase by Holdings at the exercise price until such shares vest based on relative achievement of management's business plan for fiscal years 1997 through 2001. An additional 22,398 non-qualified options are also immediately exercisable but are subject to repurchase by Holdings, in monthly diminishing amounts, if the holder terminates employment before August 2000. The remaining 10,257 options are incentive stock options of which 3,000 vest immediately, 654 are released from restrictions in January 1998 and the remainder are released from restrictions ratably through August 2000.

      The Company applies APB opinion No. 25 to account for its stock option plans. Accordingly, pursuant to the terms of the 1997 Holdings Incentive Stock Plan, no compensation cost related to the issuance of stock options has been recognized in the Company's financial statements. However, if the Company had determined compensation cost for options issued in 1997 under the provisions of SFAS No. 123, the Company's net loss in 1997 would have increased by approximately $0.6 million. The fair value of the options granted in 1997 were estimated using the Black-Scholes option pricing model. The following key assumptions were used to value the options granted in 1997: volatility, 0; weighted average risk free rate, 5.00%; average expected life, 3 years. The weighted average fair value per share of the stock options granted in 1997 amounted to $13.62. It should be noted that the option pricing model used was designed to value readily tradeable stock options with relatively short lives. The options granted are not tradeable. However, management believes that the assumptions used and the model applied to value the awards yield a reasonable estimate of the fair value of the options grants under the circumstances.

      In connection with the Merger, certain holders of options to purchase shares of the common stock of the predecessor exchanged such options for Amended Options to purchase an aggregate of 17,041 shares of Holdings common stock with weighted average exercise price of $57.38 per share. All such options are immediately exercisable. No options from any source were exercised in 1997.

ITEM 14(A)(2)  SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND
               RESERVES
                                 (In thousands)

                                              BALANCE AT                                                     BALANCE
                                              BEGINNING                                                     AT END OF
         CONSOLIDATED                         OF PERIOD      PROVISION      RECOVERIES      WRITE-OFFS        PERIOD
         ------------                         ---------      ---------      ----------      ----------        ------

PREDECESSOR

Year Ended December 31, 1995
   Allowance for doubtful accounts               1,094           93              2              (199)             990

Period Ended November 12, 1996
   Allowance for doubtful accounts                 990          172             21              (108)           1,075

SUCCESSOR

Period Ended December 31, 1996
   Allowance for doubtful accounts               1,075           91              4              (115)           1,055

Year Ended December 31, 1997                     1,055          370              3              (340)*          1,088

*Includes $135 related to the disposition of the Company's American Granby subsidiary in May 1997.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 5(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in West Warwick, Rhode Island, on the 25th day of March 1998.

                                          AMTROL Inc.

                                          By:   s/s Edward J. Cooney
                                              ------------------------------
                                                   Edward J. Cooney
                                                Chief Financial Officer

Pursuant to the requirements of the Securities Act of 1934, this registration statement has been signed by the following persons in the capacities and on the date indicated.

       SIGNATURE                                    TITLE                                         DATE
       ---------                                    -----                                         ----


   s/s  John P. Cashman                     Chairman of the Board, President                 March 25, 1998
----------------------------------------    and Chief Executive Officer (principal
       John P. Cashman                      executive officer) and Director


   s/s  Samuel L. Daniels                   Executive Vice President and Director            March 25, 1998
----------------------------------------
       Samuel L. Daniels


   s/s  Clifford A. Peterson                Senior Vice President and Director               March 25, 1998
----------------------------------------
       Clifford A. Peterson


   s/s  Edward J. Cooney                    Senior Vice President, Chief Financial           March 25, 1998
----------------------------------------    Officer and Treasurer (principal
       Edward J. Cooney                     financial officer)


   s/s Donald W. Reilly                     Vice President  Finance (principal               March 25, 1998
----------------------------------------    accounting officer)

       Donald W. Reilly


   s/s  David P. Spalding                   Director                                         March 25, 1998
----------------------------------------
       David P. Spalding


   s/s  James A. Stern                      Director                                         March 25, 1998
----------------------------------------
       James A. Stern


   s/s  Anthony D. Tutrone                  Director                                         March 25, 1998
----------------------------------------
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

10.1.1 First Amendment to Credit Agreement, dated as of June 24, 1997 (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended July 5, 1997).

10.1.2 Second Amendment to Credit Agreement, dated as of December 12, 1997 (incorporated by reference to Exhibit 7(c) in the Company's Current Report on Form 8-K dated December 22, 1997).

10.2 AMTROL Inc. Pension Plan and Trust (incorporated by reference from the Company's Registration Statement on Form S-1, Registration No. 33-48413, declared effective by the Commission on March 18, 1993).*

10.3 Amendments to AMTROL Inc. Pension Plan and Trust (incorporated by reference from the Company's Registration Statement on Form S-1, Registration No. 33-48413, declared effective by the Securities and Exchange Commission on March 18, 1993).*

10.4 AMTROL Inc. Executive Cash Bonus Plan (incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994).*

10.5 AMTROL Inc. Supplemental Retirement Plan II (incorporated by reference from the Company's Registration Statement on Form S-1, Registration No. 33-48413, declared effective by the Commission on March 18, 1993).*

10.6 First Amendment to AMTROL Inc. Supplemental Retirement Plan II (incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995).*

10.7 Employment Agreement dated January 19, 1997 by and between AMTROL Inc. and Samuel L. Daniels. (incorporated by reference to the Company's Annual Report on Form 10-K for the period ended December 31, 1996).*

10.8 Employment Agreement dated January 19, 1997 by and between AMTROL Inc. and Clifford A. Peterson. (incorporated by reference to the Company's Annual Report on Form 10-K for the period ended December 31, 1996).*

10.9 Employment Agreement dated January 19, 1997 by and between AMTROL Inc. and Edward J. Cooney. (incorporated by reference to the Company's Annual Report on Form 10-K for the period ended December 31, 1996).*

10.10 Employment Agreement dated as of April 22, 1997 by and between John P. Cashman and AMTROL Management International Inc.*

10.11   AMTROL Holdings Inc. 1997 Incentive Stock Plan dated December 16, 1997.*

21      Subsidiaries of AMTROL Inc.

27      Financial Data Schedule