Form 10-Q
period 1998-04-04
AMTROL INC /RI/
filed 1998-05-19
CIK 853547

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the quarterly period ended:                April 4, 1998
                                           ---------------------

Commission file number:                          0-20328
                                           ---------------------


                                   AMTROL INC.
             (exact name of registrant as specified in its charter)

    Rhode Island                                          05-0246955
---------------------                             ---------------------------



                 1400 Division Road, West Warwick, RI 02893-1008
                 -----------------------------------------------
                    (Address of principal executive offices)



Registrant's telephone number, including area code:        (401) 884-6300
                                                    ----------------------------



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





                    100 shares of Common stock $.01 par value
                    -----------------------------------------
                               as of April 4, 1998

                  FORM 10-Q FOR THE QUARTER ENDED APRIL 4, 1998



                                      INDEX






                                                                                        PAGE
                                                                                        ----
PART I.         FINANCIAL INFORMATION

     Item 1.    Consolidated Balance Sheets -
                    April 4, 1998 and December 31, 1997                                   1

                Consolidated Statements of Operations -
                    For the Quarters Ended April 4, 1998 and April 5, 1997                2

                Consolidated Statement of Shareholders' Equity -
                    For the Quarter Ended April 4, 1998                                   3

                Consolidated Statements of Cash Flows -
                    For the Quarters Ended April 4, 1998 and April 5, 1997                4

                Notes to Consolidated Financial Statements                                5

     Item 2.    Management's Discussion and Analysis of Results of
                    Operations and Financial Condition                                    9


PART II.        OTHER INFORMATION

                Signatures                                                               15



                          AMTROL INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                           (UNAUDITED - IN THOUSANDS)


                                     ASSETS
                                                                    APRIL 4,      DECEMBER 31,
                                                                     1998            1997
                                                                   ---------      ------------
CURRENT ASSETS:
   Cash and cash equivalents                                       $  1,412        $    544
   Accounts receivable, less allowance for doubtful accounts         35,169          30,180
   Inventories                                                       28,730          31,285
   Prepaid income taxes                                               2,440           2,495
   Prepaid expenses and other                                         1,812           1,412
   Assets held for sale                                               1,533           1,533
                                                                   --------        --------
     Total current assets                                            71,096          67,449
                                                                   --------        --------

PROPERTY, PLANT AND EQUIPMENT, NET                                   48,657          45,687

OTHER ASSETS:
   Goodwill                                                         168,702         169,784
   Financing costs                                                    7,501           7,762
   Deferred income taxes                                                419             419
   Other                                                              1,271           1,899
                                                                   --------        --------
                                                                    177,893         179,864
                                                                   --------        --------
                                                                   $297,646        $293,000
                                                                   ========        ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current maturities of long-term debt                            $  3,167        $  3,498
   Notes payable to banks                                             5,942           4,397
   Accounts payable                                                  23,035          15,718
   Accrued expenses                                                   9,529          15,779
   Accrued interest                                                   4,195             608
   Accrued income taxes                                               3,037           3,073
                                                                   --------        --------
     Total current liabilities                                       48,905          43,073
                                                                   --------        --------

LONG TERM DEBT, LESS CURRENT MATURITIES                             184,474         184,164
                                                                   --------        --------

OTHER NONCURRENT LIABILITIES                                          6,310           6,659
                                                                   --------        --------


SHAREHOLDERS' EQUITY:
   Common stock $.01 par value- Authorized-1,000 shares
     Issued-100 shares                                                 --              --
   Additional paid-in capital                                        69,326          69,326
   Retained deficit                                                 (10,896)         (9,937)
   Accumulated other comprehensive loss                                (473)           (285)
                                                                   --------        --------
     Total shareholders' equity                                      57,957          59,104
                                                                   --------        --------
                                                                   $297,646        $293,000
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


                                                                             (1)


                          AMTROL INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                           (UNAUDITED - IN THOUSANDS)




                                                   QUARTER ENDED
                                           ------------------------------
                                             APRIL 4,          APRIL 5,
                                               1998              1997
                                           --------------  --------------
NET SALES                                    $48,416          $45,035


COST OF GOODS SOLD                            36,774           33,359
                                             -------          -------
     GROSS PROFIT                             11,642           11,676

OPERATING EXPENSES
Selling, general and administrative            6,431            6,418
Amortization of Goodwill                       1,096              938
                                             -------          -------
     Income from operations                    4,115            4,320

OTHER INCOME (EXPENSE):
Interest expense                              (5,199)          (4,529)
Interest income                                   32              234
License and distributorship fees                  30               50
Other, net                                       201              173
                                             -------          -------
     (Loss) income before provision
        for income taxes                        (821)             248

PROVISION FOR INCOME TAXES                       138              588
                                             -------          -------
     NET LOSS                                  ($959)           ($340)
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


                                                                             (2)

                          AMTROL INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                           (UNAUDITED - IN THOUSANDS)



                                                                                             Accumulated
                                                           Additional                           Other
                                              Common       Paid - in        Retained        Comprehensive
                                              Stock         Capital          Deficit             Loss
                                           -------------  -------------   --------------   -----------------
BALANCE, December 31, 1997                        -         $69,326          ($9,937)             ($285)
      Net Loss                                    -               -             (959)                 -
      Currency Translation Adjustment             -               -                -               (188)
                                           =============  =============   ==============   =================
BALANCE, April 4, 1998                            -         $69,326         ($10,896)             ($473)
                                           =============  =============   ==============   =================







        The accompanying notes are an integral part of these consolidated financial statements.


                                                                             (3)


                          AMTROL INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED - IN THOUSANDS)


                                                                     QUARTER ENDED
                                                                  ----------------------
                                                                  APRIL 4,      APRIL 5,
                                                                    1998         1997
                                                                  --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Loss                                                         ($959)        ($340)
   Adjustments to reconcile net loss to net cash provided by
   (used in) operating activities -
              Depreciation                                          1,608         1,423
              Amortization                                          1,383         1,160
              Provision for losses on accounts receivable              56            61
              Loss on sale of fixed assets                           --               2

      Changes in operating assets and liabilities                   1,968        (5,524)
                                                                  -------       -------

                 Net cash provided by (used in) operating
                 activities                                         4,056        (3,218)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of fixed assets                                --              28
   Capital expenditures                                            (4,944)       (2,180)
                                                                  -------       -------

                 Net cash used in investing activities             (4,944)       (2,152)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayment of debt                                               (3,805)         (149)
   Issuance of debt                                                 5,565          --
                                                                  -------       -------

                 Net cash provided by (used in) financing
                 activities                                         1,760          (149)
                                                                  -------       -------

NET INCREASE (DECREASE)  IN CASH AND CASH EQUIVALENTS                 872        (5,519)

Effect of exchange rate changes on cash and cash equivalents           (4)         --

CASH AND CASH EQUIVALENTS, beginning of period                        544         6,383
                                                                  -------       -------

CASH AND CASH EQUIVALENTS, end of period                          $ 1,412       $   864
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



1.   BASIS OF PRESENTATION

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

3.   SIGNIFICANT ACCOUNTING POLICIES

     GOODWILL

     Goodwill represents the excess of purchase price over the fair value of net assets acquired in connection with the 1996 acquisition of the Company by affiliates of the Cypress Group L.L.C. (approximately $147 million) and the 1997 acquisition of Petroleo Mecanica Alfa, S.A. ("Alfa") (approximately $22 million) and is included in other assets. Goodwill is being amortized over 40 years.

     DEFERRED FINANCING COSTS

     Deferred financing costs are stated at cost as a component of other assets and are amortized over the life of the related debt using the effective interest method. Amortization of deferred financing costs is included in interest expense.



                                                                             (5)

AMTROL INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------


              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT'd.)
                                   (UNAUDITED)



4.   INVENTORIES

     Inventories are stated at the lower of cost or market and were as follows:


                                             April 4, 1998     December 31, 1997
                                             -------------     -----------------
                                                      (in thousands)
     Raw Materials and Work in Process         $14,269             $13,670
     Finished Goods                             14,461              17,615
                                               -------             -------
                                               $28,730             $31,285
                                               =======             =======


     Inventories valued under the last-in, first-out (LIFO) cost method comprised approximately 61.1% of the April 4, 1998 totals and 68.2% of the December 31, 1997 totals.

5.   LONG-TERM DEBT AND NOTES PAYABLE TO BANKS

     In connection with the acquisition of the Company by affiliates of the Cypress Group L.L.C., the Company entered into a Bank Credit Agreement in November 1996, amended in June and December 1997 (the "Agreement"), that provides for secured borrowings from a syndicate of lenders consisting of
     (i) a five and one-half year revolving credit facility providing for up to $30 million in revolving loans, $5.0 million of which may be used for letters of credit (the "Revolving Credit Facility") and (ii) a term loan facility providing for $65.0 million in term loans, consisting of a five and one-half year Tranche A Term Loan of $20.0 million and a seven and one-half year Tranche B Term Loan for $45.0 million (collectively, the Term Loans). In addition, the Company issued $115.0 million of Senior Subordinated Notes due in 2006 (the "Notes"). The Notes are unsecured obligations of the Company. The Notes bear interest at a rate of 10.625% per annum, which is payable semi-annually on each June 30 and December 31, and commenced on June 30, 1997.

     Under the terms of both the Agreement and the Note indenture, AMTROL is required to comply with certain financial covenants and restrictions with which AMTROL was in compliance at April 4, 1998.

6.   PROVISION FOR INCOME TAXES

     The effective income tax rates used in the interim financial statements are estimates of the full year's rates. The difference for 1998 between the provision computed using the statutory U.S. federal income tax rate and the provision for income taxes in the accompanying consolidated financial statements is primarily the result of goodwill amortization.


                                                                             (6)

AMTROL INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT'd.)
                                   (UNAUDITED)



7.   COMPREHENSIVE INCOME

     As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income. Statement 130 establishes new rules for the reporting and display of comprehensive income and its components. The adoption of this Statement had no impact on the Company's net loss or shareholders' equity. Statement 130 requires certain items which previously had been reported separately in shareholders' equity to be included in other comprehensive income. For the Company, the only such item was the foreign currency cumulative translation adjustment. Prior year financial statements have been reclassified to conform to the requirements of Statement 130.

     For the quarters ended April 4, 1998 and April 5, 1997, the total comprehensive loss, which was comprised of the net loss and the foreign currency translation adjustment, amounted to $1,147 and $340, respectively.

8.   SALE OF ASSETS

     In May 1997, the Company sold all of the assets, subject to substantially all liabilities, of its American Granby Inc. subsidiary. Accordingly, the results of American Granby are included in the accompanying consolidated statements of operations for the first quarter of 1997. Net sales and operating income included in the accompanying consolidated statement of operations for the quarter ended April 5, 1997 approximated $4.6 million and $0.0 million, respectively.

     In May 1997, the Company sold its Peru, Indiana production facility and the related pump business. AMTROL transferred certain production activities performed in Peru to the Company's West Warwick, RI facility. The Company believes that the operational efficiencies gained through production consolidation will offset lost contribution from the pump business.

     The Company utilized the net proceeds of the sales of approximately $6.0 million to fund seasonal working capital demands and to fund a portion of the Alfa Acquisition (see Note 9).





                                                                             (7)

AMTROL INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------


              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT'd.)
                                   (UNAUDITED)



9.   ACQUISITION

     On June 30, 1997, the Company acquired all the outstanding capital shares of Petroleo Mecanica Alfa, S.A. ("Alfa"), a corporation organized under the laws of Portugal, for $25.5 million (United States Dollars) plus assumed debt of $8.7 million (the "Acquisition"). Alfa is a leading designer and manufacturer of reusable steel cylinders used for the storage and transportation of heating and refrigerant gases and maintains a production facility in Guimaraes, Portugal. Alfa provides AMTROL with a significant low cost manufacturing base from which to serve Europe and the Far East. AMTROL assumed immediate management control of Alfa and, accordingly, the operating results and financial position of Alfa are included in the consolidated results of operations and consolidated balance sheets of AMTROL from July 1, 1997. The operating results of Alfa included in first quarter 1998 net sales and operating income in the accompanying financial statements amounted to $11.2 million and $1.5 million, respectively.






                                                                             (8)

AMTROL INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------


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






                                                                             (9)

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

                                                    FOR THE QUARTER ENDED
                                                   -----------------------
                                                   APRIL 4,       APRIL 5,
                                                     1998           1997
                                                   --------       --------
  Net sales                                         100.0%         100.0%
  Cost of goods sold                                 76.0           74.1
                                                    -----          -----
  Gross profit                                       24.0           25.9
  Selling, general and
       administrative expenses                       13.3           14.3
  Amortization of goodwill                            2.2            2.0
                                                    -----          -----
  Income from operations                              8.5            9.6
  Interest expense                                  (10.7)         (10.1)
  Interest income                                     0.1            0.5
  Other income, net                                   0.4            0.5
                                                    -----          -----
  (Loss) income before provision
       for income taxes                              (1.7)           0.5
  Provision for income taxes                          0.3            1.3
                                                    =====          =====
  Net loss                                           (2.0)%         (0.8)%
                                                    =====          =====



Results for the quarter were impacted by: (i) the divestiture of the American Granby accessory business in May 1997 (see Note 8) as 1998 does not include sales and income from the accessory business which are included in the comparable period in 1997; and (ii) the acquisition of Alfa on June 30, 1997 (see Note 9) as sales and income from this subsidiary are included in the quarter ended April 4, 1998, but were not included in the comparable period in 1997.

Net sales for the first quarter increased $3.4 million or 7.5% compared to the same period in 1997. The quarter-to-quarter comparison was favorably impacted by the acquisition of Alfa. The impact of this acquisition was partially offset by the sale of American Granby, as well as the sale of the Company's pump business in Peru, Indiana. Excluding the impact of these transactions, first quarter 1998 sales would have declined approximately 8%. Sales of plumbing and heating products decreased approximately 9.8% while sales of water systems decreased 3.7%. The unseasonably warm winter negatively impacted sales of products to the plumbing and heating industry while the wet weather delayed the installation of new water wells. In addition, sales of hot water maker products were adversely impacted by a manufacturing process problem which has since been corrected.


                                                                            (10)

AMTROL INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------


RESULTS OF OPERATIONS (CONT'd.)

The Company closed its Nashville, Tennessee production facility in December 1997 and relocated production of certain products to its West Warwick, R.I. facility in the first quarter of 1998. The Company's ability to supply certain products, primarily large vessel water systems, was disrupted during the relocation which contributed to lower water systems sales this year.

The gross profit for the first quarter of 1998 was essentially unchanged from the first quarter of 1997. The gross margin percentage decreased to 24.0% in 1998 from 25.9% in 1997. The inclusion of the operating results of the Alfa subsidiary in the consolidated results for the quarter deflated the margin percentage as the margins generated on reusable steel gas cylinders produced at this facility are lower than many other Amtrol products. Excluding the results of the new Alfa subsidiary, the margin percentage for the first quarter would have been 25.3%. While the Company believes it has successfully maintained market volume and position in the chemical container business, competitive pricing actions as well as the movement of chemical container customers towards long-term single source contracts, have negatively affected margins.

Selling, General and Administrative expenses which approximated $6.4 million were relatively unchanged from the first quarter of 1997 and, as a percentage of net sales, declined to 13.3% in 1998 from 14.3% in 1997. The inclusion of Alfa in 1998 but not 1997 was substantially offset by the inclusion of American Granby in 1997 but not 1998.

Earnings before interest expense, taxes, depreciation and amortization (EBITDA) approximated $7.1 million in both the 1998 and 1997 first quarters.

Goodwill amortization expense of $1.1 million for the first quarter of 1998 increased approximately $0.2 million over the first quarter of 1997, and interest expense of $5.2 million for the first quarter increased $0.7 million over the comparable 1997 period. The increase in amortization expense and interest expense primarily relates to the acquisition and financing of Alfa.

The net loss for the first quarter was $1.0 million, an increase of approximately $0.6 million over the first quarter 1997 net loss.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital at April 4, 1998 was $22.2 million and the ratio of current assets to current liabilities was 1.45 to 1.0. This compares with working capital of $24.4 million and a current ratio of 1.57 to 1.0 at December 31, 1997.

The Company's accounts receivable increased $5.0 million since December 31, 1997, reflecting seasonal demand, while inventory declined approximately $2.6. Year-end 1997 inventory levels, particularly water systems, were temporarily increased at the end of 1997 in order to help mitigate disruption of supply to customers during relocation of its Nashville water systems production lines to its West Warwick, R.I. facility. The relocation was substantially complete by the end of the first quarter. Accounts payable and accrued expenses combined increased from the previous year-end by approximately $1.1 million primarily due to the timing of payments.


                                                                            (11)

AMTROL INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------


LIQUIDITY AND CAPITAL RESOURCES (CONT'd.)

The Company's cash balance increased $0.9 million to $1.4 million as compared to the end of 1997. During the quarter ended April 4, 1998, operating activities provided cash of $4.0 million. During this same period, the Company invested $4.9 million, net, in machinery and equipment and increased net borrowings by $1.8 million.

The Company's total capital expenditures for 1998 are projected to approximate $10.0 million. The projection reflects planned capital investments at the Alfa facility intended to improve productivity at that location.

In connection with the acquisition of the Company by affiliates of the Cypress Group, L.L.C. on November 13, 1996, the Company became party to the Bank Credit Agreement. The Bank Credit Agreement, amended in June and December 1997, provides for $65.0 million of senior term loans (the "Term Loans") and a $30.0 million Revolving Credit Facility. A portion ($20.0 million) of the Term Loans (the "Tranche A Term Loans") will mature five and one-half years after the effective date, November 13, 1996, with quarterly amortization payments during the term of such loans. The remainder ($45.0 million) of the Term Loans (the "Tranche B Term Loans") will mature seven and one-half years after the effective date, with nominal quarterly amortization prior to the maturity of the Tranche A Term Loans and with the remaining amounts amortizing on a quarterly basis thereafter. The Revolving Credit Facility includes a sublimit providing for up to $20.0 million of availability on a revolving credit basis to finance permitted acquisitions. The commitments under the Revolving Credit Facility and the acquisition sublimit will reduce by $5.0 million in the fourth year and $10.0 million in the fifth year after the effective date. The Revolving Credit Facility will mature five and one-half years after the effective date. The Bank Credit Agreement is secured by substantially all assets of the Company and its subsidiaries.

Also in connection with the acquisition of the Company, AMTROL issued $115.0 million of Senior Subordinated Notes due 2006 (the "Notes") issued under an Indenture dated as of November 13, 1996. The Notes are unsecured obligations of AMTROL. The Notes bear interest at a rate of 10.625% per annum which is payable semi-annually on each June 30 and December 31 commencing on June 30, 1997. In addition, on or prior to December 31, 1999, the Company may use the net cash proceeds of one or more public equity offerings to redeem up to 35% of the aggregate principal amount of the Notes originally issued at a redemption price of 110.625% of the principal amount thereof plus accrued interest to the date of redemption. Upon a "Change of Control" (as defined in the Indenture), each Note holder has the right to require the Company to repurchase such holder's Notes at a purchase price of 101% of the principal amount plus accrued interest.

The Bank Credit Facility and the Indenture contain various affirmative and negative covenants and restrictions. The Company was in compliance with all such covenants at April 4, 1998.

The Company intends to fund its future working capital expenditures and debt service requirements through cash flows generated from operations, borrowings under the revolving credit facility (the "Revolving Credit Facility") provided under the Bank Credit Agreement and through the use of available cash balances ($1.4 million at April 4, 1998).


                                                                            (12)

AMTROL INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------


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






                                                                            (13)

AMTROL INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------


                                     PART II




ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


No reports or exhibits on form 8-K were filed during the period covered by this report.





                                                                            (14)

AMTROL INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------



SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                AMTROL INC.


Date:      May 18, 1998                         By:   /s/ John P. Cashman
    ---------------------------------             -----------------------------
                                                      John P. Cashman
                                                      Chairman, President and
                                                      Chief Executive Officer



Date:      May 18, 1998                         By:   /s/ Edward J. Cooney
    ---------------------------------             -----------------------------
                                                      Edward J. Cooney
                                                      Senior Vice President
                                                      Chief Financial Officer






                                                                            (15)