Form 10-Q
period 1998-07-04
AMTROL INC /RI/
filed 1998-08-17
CIK 853547

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the quarterly period ended:   July 4, 1998
                                  ------------

Commission file number:              0-20328
                                  ------------


                                   AMTROL INC.
             (exact name of registrant as specified in its charter)

     Rhode Island                                                05-0246955
----------------------                                      -------------------



                 1400 Division Road, West Warwick, RI 02893-1008
                 -----------------------------------------------
                    (Address of principal executive offices)



Registrant's telephone number, including area code:          (401) 884-6300
                                                    ---------------------------


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                              Yes [X]        No [ ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.





                    100 shares of Common stock $.01 par value
                    -----------------------------------------
                               as of July 4, 1998

AMTROL INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------



                  FORM 10-Q FOR THE QUARTER ENDED JULY 4, 1998



                                      INDEX






                                                                           PAGE
                                                                           ----
PART I.     FINANCIAL INFORMATION

   Item 1.  Consolidated Balance Sheets -
                July 4, 1998 and December 31, 1997                           2

            Consolidated Statements of Operations -
                For the Quarter and Six Months Ended
                July 4, 1998 and July 5, 1997                                3

            Consolidated Statement of Shareholders' Equity -
                For the Six Months Ended July 4, 1998                        4

            Consolidated Statements of Cash Flows -
                For the Six Months Ended July 4, 1998 and
                July 5, 1997                                                 5

            Notes  to Consolidated Financial Statements                      6

   Item 2.  Management's Discussion and Analysis of Results of
                Operations and Financial Condition                          11


PART II.    OTHER INFORMATION

              Signatures                                                    20

                          AMTROL INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                           (UNAUDITED - IN THOUSANDS)

                                     ASSETS


                                                                                             PRO FORMA
                                                                         REPORTED             BASIS(a)
                                                                -------------------------    ---------
                                                                 JULY 4,      DECEMBER 31,    JULY 4,
                                                                  1998           1997          1998
                                                                --------      -----------    ---------

CURRENT ASSETS:
        Cash and cash equivalents                               $    702       $    544       $    702
        Accounts receivable, less allowance
           for doubtful accounts                                  37,798         30,180         37,798
        Inventories                                               28,286         31,285         28,286
        Prepaid income taxes                                       2,444          2,495          2,444
        Prepaid expenses and other                                 2,348          1,412          2,348
        Assets held for sale                                       1,533          1,533          1,533
                                                                --------       --------       --------
           Total current assets                                   73,111         67,449         73,111
                                                                --------       --------       --------

PROPERTY, PLANT AND EQUIPMENT, NET                                50,635         45,687         50,635

OTHER ASSETS:
        Goodwill                                                 174,453        169,784        174,453
        Financing costs                                            7,240          7,762          7,240
        Deferred income taxes                                      3,611            419          3,611
        Other                                                        642          1,899            642
                                                                --------       --------       --------
                                                                 185,946        179,864        185,946
                                                                --------       --------       --------
                                                                $309,692       $293,000       $309,692
                                                                ========       ========       ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
        Current maturities of long-term debt                    $  3,380       $  3,498       $  1,711
        Notes payable to banks                                     6,327          4,397          6,327
        Accounts payable                                          23,121         15,718         23,121
        Accrued expenses                                          15,132         15,779         15,132
        Accrued interest                                           1,101            608          1,101
        Accrued income taxes                                       1,276          3,073          1,276
                                                                --------       --------       --------
           Total current liabilities                              50,337         43,073         48,668
                                                                --------       --------       --------

LONG TERM DEBT, LESS CURRENT MATURITIES                          202,002        184,164        183,171

OTHER NONCURRENT LIABILITIES                                       9,031          6,659          9,031

SHAREHOLDERS' EQUITY
        Capital stock $.01 par value - authorized
           1,000 shares, 100 shares issued                            --             --             --
        Additional paid-in capital                                69,326         69,326         89,826
        Retained deficit                                         (20,449)        (9,937)       (20,449)
        Accumulated other comprehensive loss                        (555)          (285)          (555)
                                                                --------       --------       --------
           Total shareholders' equity                             48,322         59,104         68,822
                                                                --------       --------       --------
                                                                $309,692       $293,000       $309,692
                                                                ========       ========       ========




(a) The pro forma balance sheet gives retroactive effect to a July 31, 1998 capital contribution and repayment of long term debt of $20.5 million as though these transactions had occurred on July 4, 1998 (See Note 6). This pro forma balance sheet is presented for informational purposes only.






       The accompanying notes are an integral part of these consolidated financial statements.

                          AMTROL INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                           (UNAUDITED - IN THOUSANDS)



                                                 QUARTER ENDED              SIX MONTHS ENDED
                                             ----------------------       ----------------------
                                              JULY 4,       JULY 5,       JULY 4,        JULY 5,
                                               1998          1997           1998          1997
                                             --------       -------       --------       -------

NET SALES                                    $ 50,935       $43,510       $ 99,351       $88,545

Cost of goods sold                             40,148        32,524         76,922        65,883
Provision for abnormal warranty costs           4,500            --          4,500            --
                                             --------       -------       --------       -------
TOTAL COST OF GOODS SOLD                       44,648        32,524         81,422        65,883

          GROSS PROFIT                          6,287        10,986         17,929        22,662

OPERATING EXPENSES
Selling, general and
     administrative                             6,933         6,257         13,364        12,675
Plant closing and
     reorganization costs                       4,450            --          4,450            --
Management restructuring                        3,500            --          3,500            --
Amortization of goodwill                        1,223           937          2,319         1,875
                                             --------       -------       --------       -------
          (Loss) income from operations        (9,819)        3,792         (5,704)        8,112

OTHER INCOME (EXPENSE):
Interest expense                               (5,267)       (4,418)       (10,466)       (8,947)
Interest income                                    42            56             74           290
License and distributorship fees                   68            60             98           110
Other, net                                        323          (184)           524           (11)
                                             --------       -------       --------       -------
          Loss before (benefit)
            provision for income taxes        (14,653)         (694)       (15,474)         (446)

(BENEFIT) PROVISION FOR
     INCOME TAXES                              (5,100)          209         (4,962)          797
                                             ========       =======       ========       =======
          NET LOSS                           $ (9,553)      $  (903)      $(10,512)      $(1,243)
                                             ========       =======       ========       =======









        The accompanying notes are an integral part of these consolidated financial statements.

                          AMTROL INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                           (UNAUDITED - IN THOUSANDS )



                                                                                             ACCUMULATED
                                                           ADDITIONAL                           OTHER
                                              COMMON       PAID - IN        RETAINED        COMPREHENSIVE
                                              STOCK         CAPITAL          DEFICIT             LOSS
                                              ------       ----------       ---------       -------------

BALANCE, December 31, 1997                       --         $69,326         $( 9,937)           $(285)
      Net Loss                                   --              --          (10,512)              --
      Currency Translation Adjustment            --              --               --             (270)
                                               ====         =======         ========            =====
BALANCE, July 4, 1998                            --         $69,326         $(20,449)           $(555)
                                               ====         =======         ========            =====













        The accompanying notes are an integral part of these consolidated financial statements.

                          AMTROL INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED - IN THOUSANDS)




                                                                           SIX MONTHS ENDED
                                                                       -----------------------
                                                                        JULY 4,        JULY 5,
                                                                         1998           1997
                                                                       --------       --------

CASH FLOWS FROM OPERATING ACTIVITIES:
      Net Loss                                                         $(10,512)      $ (1,243)
      Adjustments to reconcile net loss to net cash used in
      operating activities -
                 Depreciation                                             3,516          2,854
                 Amortization                                             2,892          2,316
                 Provision for losses on accounts receivable                 94            105
                 Non-cash charges                                        11,600             --
                 (Gain) loss on sale of fixed assets                       (142)             2

      Changes in operating assets and liabilities                       (11,872)        (6,203)
                                                                       --------       --------

                        Net cash used in operating activities            (4,424)        (2,169)

CASH FLOWS FROM INVESTING ACTIVITIES:
      Acquisition of NOVA, net of cash acquired                          (5,855)            --
      Acquisition of Alfa, net of cash acquired                              --        (25,500)
      Proceeds from sale of fixed assets                                    642            681
      Capital expenditures                                               (7,342)        (4,041)
                                                                       --------       --------

                        Net cash used in investing activities           (12,555)       (28,860)

CASH FLOWS FROM FINANCING ACTIVITIES:
      Repayment of debt                                                 (10,689)          (298)
      Issuance of debt                                                   27,829         20,000
      Deferred installment finance and acquisition costs                     --          7,000
                                                                       --------       --------

                        Net cash provided by financing activities        17,140         26,702
                                                                       --------       --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                                                            161         (4,327)

Effect of exchange rate changes on cash and cash equivalents                 (3)            --

CASH AND CASH EQUIVALENTS, beginning of period                              544          6,383
                                                                       --------       --------

CASH AND CASH EQUIVALENTS, end of period                               $    702       $  2,056
                                                                       ========       ========





        The accompanying notes are an integral part of these consolidated financial statements.

AMTROL INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------


                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-CONT.
                                   (UNAUDITED)


1.       BASIS OF PRESENTATION

         In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly, in accordance with generally accepted accounting principles, the Company's financial position, results of operations and cash flows for the interim periods presented. Such adjustments consisted of only normal recurring items. The results of operations for the interim periods shown in this report are not necessarily indicative of results for any future interim period or for the entire year. These consolidated financial statements do not include all disclosures associated with annual financial statements and accordingly should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K.

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

3.       SIGNIFICANT ACCOUNTING POLICIES

         GOODWILL

         Goodwill represents the excess of purchase price over the fair value of net assets acquired in connection with the 1996 acquisition of the Company by affiliates of the Cypress Group L.L.C. (approximately $145 million), the 1997 acquisition of Petroleo Mecanica Alfa, S.A. ("Alfa") (approximately $22 million) and the 1998 acquisition of NOVA Wassererwarmer GmbH ("NOVA") (approximately $7 million) and is included in other assets. Goodwill is being amortized up to 40 years.

AMTROL INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-CONT.
                                   (UNAUDITED)



         DEFERRED FINANCING COSTS

         Deferred financing costs are stated at cost as a component of other assets and are amortized over the life of the related debt using the effective interest method. Amortization of deferred financing costs is included in interest expense.

4.       INVENTORIES

         Inventories are stated at the lower of cost or market and were as follows:

                                                   July 4, 1998       December 31, 1997
                                                   ------------       -----------------
                                                           (in thousands)

         Raw Materials and Work in Process            $17,333              $13,670
         Finished Goods                                10,953               17,615
                                                      -------              -------
                                                      $28,286              $31,285
                                                      =======              =======


         Inventories valued under the last-in, first-out (LIFO) cost method comprised approximately 51.1% of the July 4, 1998 totals and 68.2% of the December 31, 1997 totals.

5.       LONG-TERM DEBT AND NOTES PAYABLE TO BANKS

         The Bank Credit Agreement (the "Agreement") between the Company and a syndicate of lenders provides for secured borrowings consisting of (i) a five and one-half year revolving credit facility providing for up to $30 million in revolving loans, $5.0 million of which may be used for letters of credit (the "Revolving Credit Facility") and (ii) a term loan facility consisting of a five and one-half year Tranche A Term Loan and a seven and one-half year Tranche B Term Loan (collectively, the Term Loans). In addition, the Company has issued $115.0 million of Senior Subordinated Notes due in 2006 (the "Notes"). The Notes are unsecured obligations of the Company. The Notes bear interest at a rate of 10.625% per annum, which is payable semi-annually on each June 30 and December 31.

AMTROL INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-CONT.
                                   (UNAUDITED)



         On July 31, 1998, the Company amended the Agreement to allow for an early repayment of a portion of the principal outstanding and to modify certain loan agreement covenants to be more in line with the Company's business plans. In connection with this amendment, the Company repaid borrowings of $20.5 million. The following table gives pro forma effect to the repayment as if it occurred on July 4 1998:


                                                                   Pro Forma
                                       July 4,1998    Repayment   July 4, 1998
                                       -----------    ---------   ------------

Revolving Credit Facility                $ 20,700      $11,800      $  8,900
Tranche A Term Loan                        18,900        8,700        10,200
Tranche B Term Loan                        44,468           --        44,468
Senior Subordinated Notes                 115,000           --       115,000
Other                                       6,314           --         6,314
                                         --------      -------      --------
Total                                     205,382       20,500       184,882
Less current maturities                     3,380           --         1,711
                                         --------      -------      --------
Total long term debt                     $202,002      $20,500      $183,171
                                         ========      =======      ========


         Under the terms of the Agreement, as amended on July 31, AMTROL is required to comply, and is in compliance, with certain financial covenants and restrictions as of July 4, 1998.

6.       SHAREHOLDERS' EQUITY

         On July 31, 1998, the Cypress Group L.L.C. and members of senior management contributed an additional $20.5 million of new equity into the Company. The additional capital contribution primarily was used to pay down Revolving Loans and outstanding Term A Loans under the Credit Agreement. The pro forma balance sheet gives effect to this capital contribution and debt repayment as if these transactions had occurred on July 4, 1998.

7.       PLANT CLOSING, REORGANIZATION AND RESTRUCTURING CHARGES

         The Company closed its Nashville, Tennessee production facility in December 1997 and transferred certain production lines to its West Warwick, Rhode Island facility. Costs involved in closing the Nashville facility and starting production in West Warwick have been higher than anticipated due to unexpected retrofitting and reconditioning required for the relocated equipment, damage to equipment during shipment, and delays in preparing the Nashville building for sale. During the second quarter of 1998, the Company recorded charges relating to the incremental costs associated with the Nashville closure and production relocation approximating $6.0 million (including $1.5 million of production inefficiencies included in cost of goods sold). In addition, the Company recorded management restructuring charges of $3.5 million in connection with

AMTROL INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-CONT.
                                   (UNAUDITED)



         the discontinuation and reduction of certain product lines and a reorganization of its management group.

         The Company has been experiencing an unusually high level of product returns for a particular product relating to a 1995-1996 manufacturing design problem. Actions taken by the Company to mitigate the level of returns have not reduced the return rate to the extent expected. Accordingly, the Company recorded an additional loss provision of $4.5 million for abnormal warranty costs relating to this product.

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

9.       COMPREHENSIVE INCOME

         As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income. Statement 130 establishes new rules for the reporting and display of comprehensive income and its components. The adoption of this Statement had no impact on the Company's net loss or shareholders' equity. Statement 130 requires certain items which previously had been reported separately in shareholders' equity to be included in other comprehensive income. For the Company, the only such item was the foreign currency cumulative translation adjustment. Prior year financial statements have been reclassified to conform to the requirements of Statement 130. The total comprehensive loss, which is comprised of the net loss and the foreign currency translation adjustment, was as follows:



                                        QUARTER ENDED           SIX MONTHS ENDED
                                      -----------------         -----------------
                                      JULY 4,   JULY 5,         JULY 4,    JULY 5,
                                       1998      1997            1998       1997
                                      ------    -------         ------     ------

Total Comprehensive Loss              $9,635      $903         $10,782     $1,243




10.      SALE OF ASSETS

         In May 1997, the Company sold all of the assets, subject to substantially all liabilities, of its American Granby Inc. subsidiary. Accordingly, the results of American Granby are included in the accompanying consolidated statements of operations for the first five months of 1997. Net sales of $2.9 million and $7.6 million are included in the quarter and six month periods ended July 5, 1997, respectively. American Granby did not

AMTROL INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-CONT.
                                   (UNAUDITED)


         generate operating income during these periods. Also in May 1997, the Company sold its Peru, Indiana production facility and the related pump business. AMTROL transferred certain production activities performed in Peru to the Company's West Warwick, RI facility.

11.      ACQUISITIONS

         On June 9, 1998, the Company acquired NOVA Wassererwarmer GmbH ("NOVA") located in Donaueschingen, Germany for approximately $6.0 million (United States Dollars) plus assumed debt of $2.0 million. NOVA, which has annual sales of approximately $15 million, manufactures high-end residential and commercial water heaters which are marketed primarily in Germany, Switzerland and Austria. This acquisition provides AMTROL with expanded manufacturing and distribution capabilities in central Europe, in addition to the opportunity to offer many of AMTROL's complementary hydronic heating and water systems products in the European market. AMTROL assumed immediate management control of NOVA and, accordingly, the operating results and financial position of NOVA are included in the consolidated results of operations and consolidated balance sheets of AMTROL from the acquisition date. The net sales and operating income of NOVA included in second quarter and year-to-date 1998 operating results amounted to $1.4 million and $0.1 million, respectively.

         On June 30, 1997, the Company acquired all the outstanding capital shares of Petroleo Mecanica Alfa, S.A. ("Alfa"), a corporation organized under the laws of Portugal, for $25.5 million (United States Dollars) plus assumed debt of $8.7 million (the "Acquisition"). Alfa is a leading designer and manufacturer of reusable steel cylinders used for the storage and transportation of heating and refrigerant gases and maintains a production facility in Guimaraes, Portugal. Alfa provides AMTROL with a significant low cost manufacturing base from which to serve Europe and the Far East. AMTROL assumed immediate management control of Alfa and, accordingly, the operating results and financial position of Alfa are included in the consolidated results of operations and consolidated balance sheets of AMTROL from July 1, 1997. The operating results of Alfa included in second quarter and year-to-date 1998 net sales and operating loss in the accompanying consolidated statement of operations are as follows:


                                                NET          OPERATING
                                               SALES          INCOME
                                               -----         ---------

Quarter ended July 4, 1998                     $12.8           $1.5
Six months ended July 4, 1998                  $24.0           $3.0


AMTROL INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

ITEM 2.


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


OVERVIEW

The following discussion should be read in conjunction with the consolidated Financial Statements and Notes thereto appearing elsewhere in this report. This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements involve risks and uncertainties that could cause actual results to differ materially from those set forth in such forward-looking statements. Among other things, expectations for upcoming periods are based on assumptions which management believes to be reasonable at this time, including assumptions concerning the volume and product mix of sales. Moreover, there can be no assurances when initiatives undertaken by the Company to rationalize its manufacturing operations and improve plant productivity will be successful. Other significant potential risks and uncertainties include the following: risks associated with indebtedness; uncertainties of its acquisition strategy, including the successful integration of the NOVA and Alfa Acquisitions; high level of competition in the Company's markets; importance and costs of product innovation; risks associated with international operations; product liability exposure and the risk of adverse effects of economic and regulatory conditions on sales; and risks associated with environmental matters.


PLAN OF RESTRUCTURING AND REORGANIZATION

During the second quarter of 1998, the Company adopted a plan of restructuring and reorganization (the "Plan") to address several adverse developments in its North American operations. The Plan addresses necessary changes in the Company's West Warwick, Rhode Island facility to improve the productivity of the production lines transferred from its Nashville, Tennessee facility in 1997, discontinuance of certain product lines and recognition of the resulting decline in inventory value for the products impacted, and replacement of certain senior executives and others on the management team. The Company also determined that mitigating actions intended to reduce the level of warranty returns for a product defect associated with a 1995/1996 manufacturing design flaw have not reduced returns of this product to the extent expected and that an additional warranty provision is required. Costs associated with the Plan, manufacturing inefficiencies related to the relocated production lines, and the additional warranty provision aggregate $14.5 million and have been reflected in the accompanying financial statements. These costs are discussed in more detail in the remainder of this section.

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


                                               QUARTER ENDED        SIX MONTHS ENDED
                                             ----------------      -----------------
                                             JULY 4,   JULY 5,     JULY 4,    JULY 5,
                                              1998      1997        1998       1997
                                             ------    ------      ------     ------

Net Sales                                    100.0%     100.0%     100.0%     100.0%
Cost of Goods Sold                            78.9       74.8       77.4       74.4
Provision for Abnormal Warranty Costs          8.8         --        4.5         --
                                             -----      -----      -----      -----
Total Cost of Goods Sold                      87.7       74.8       81.9       74.4
Gross Profit                                  12.3       25.2       18.1       25.6
Selling, General and
     Administrative Expenses                  13.6       14.4       13.5       14.3
Plant Closing and Reorganization Costs         8.7         --        4.5         --
Management Restructuring                       6.9         --        3.5         --
Amortization of Goodwill                       2.4        2.1        2.3        2.1
                                             -----      -----      -----      -----
(Loss) Income from Operations                (19.3)       8.7       (5.7)       9.2
Interest Expense                             (10.3)     (10.0)     (10.6)     (10.1)
Interest Income                                0.1        0.1        0.1        0.1
Other Income, net                              0.7       (0.3)       0.6        0.1
                                             -----      -----      -----      -----
Loss before (Benefit) Provision
     for Income Taxes                        (28.8)      (1.5)     (15.6)      (0.7)
(Benefit) Provision for Income
     Taxes                                   (10.0)       0.5       (5.0)       0.9
                                             =====      =====      =====      =====
Net Loss                                     (18.8)%     (2.0)%    (10.6)%     (1.6)%
                                             =====      =====      =====      =====



Results for the quarter and year-to-date periods were impacted by: (i) the recognition of various charges (see Plan of Restructuring and Reorganization above); (ii) the acquisition of Alfa on June 30, 1997 (see Note 11) as operating results from this subsidiary are included in the quarter and six months ended July 4, 1998, but are not included in the comparable periods in 1997; (iii) the acquisition of NOVA on June 9, 1998 (see Note 11) as operating results of this subsidiary are included in the quarter and six months ended July 4, 1998, but are not included in the comparable periods in 1997; and (iv) the divestiture of the American Granby accessory business in May 1997 (see Note 10) as 1998 does not include the accessory business operating results which are included in the comparable periods in 1997.

AMTROL INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION



SECOND QUARTER ENDED JULY 4, 1998

Net sales for the second quarter increased $7.4 million or 17.1% compared to the same period in 1997. The quarter-to-quarter comparison is favorably impacted by the acquisitions of Alfa and NOVA. The impact of these acquisitions was partially offset by the sale of American Granby, as well as the sale of the Company's pump business in Peru, Indiana. Excluding the impact of these transactions, second quarter 1998 net sales would have declined approximately 9.3%. The unseasonably warm winter negatively impacted sales of products to the plumbing and heating industry while the wet weather delayed the installation of new water wells. In addition, sales of certain products were adversely impacted by a manufacturing process problem, which has since been corrected, and by a supply problem resulting from the relocation of certain production lines from the Company's Nashville, Tennessee production facility to its West Warwick, R.I. facility.

The gross profit for the second quarter of 1998, excluding the provision for abnormal warranty costs, declined from the second quarter of 1997 by $0.2 million or 1.8% with the margin percentage declining to 21.1% from 25.2%. The decline in the gross margin percentage is mainly attributable to increased production costs of approximately $1.7 million resulting from difficulties in achieving efficient production levels on the production lines relocated to West Warwick from Nashville, the inclusion of Alfa sales in 1998 which generate lower average margins than other Company products, and competitive pressures in the gas container market. Increased production costs include higher labor, maintenance and scrap, as well as factory overhead. Significant efforts are underway to increase productivity and decrease costs on the relocated lines; however, the Company does not expect to completely eliminate these inefficiencies until early 1999.

During the second quarter of 1998, the Company recorded a provision for abnormal warranty costs of $4.5 million to reflect the incremental warranty costs associated with a 1995/1996 production problem. The problem has since been corrected but mitigating actions initiated by the Company have not reduced the rate of return for these products as expected. Accordingly, the Company reassessed its potential future liability associated with this product and determined that an additional warranty provision of $4.5 million was required.

As noted above, the Company transferred certain production lines from its Nashville facility to its West Warwick, Rhode Island facility in December 1997. In connection with the relocation, the Company incurred incremental plant closing costs in the 1998 second quarter of $4.5 million resulting from unexpected retrofitting and reconditioning required for the relocated equipment, damage to equipment during shipment, and delays in preparing the Nashville building for sale. This amount has been reflected in the accompanying financial statements.

Also as noted above, the Company, in connection with its Plan of Restructuring and Reorganization, has discontinued certain product lines and has taken actions to reduce the number of variations offered on many of its products, thereby

AMTROL INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


reducing inventory levels. Certain members of senior management have left the Company in connection with the Plan. The unrecoverable cost of discontinued inventory and the cost of programs to reduce the number of product offerings, combined with the cost of post employment benefits for departing executives, aggregates $3.5 million and has been reflected in the accompanying financial statements.

Selling, General and Administrative expenses for the 1998 second quarter increased approximately $0.7 million from 1997 mainly due to $0.4 million of expenses incurred in 1998 relating to an acquisition which was not completed; and the inclusion of Alfa and NOVA in 1998 but not 1997, offset by the inclusion of American Granby in 1997 but not 1998. As a percentage of net sales (excluding the cost of the abandoned acquisition), second quarter 1998 selling, general and administrative expenses declined to 12.8% from 14.4% in 1997.

Earnings before interest expense, taxes, depreciation and amortization (EBITDA) in the second quarter of 1998, before costs associated with the restructuring and reorganization plan, incremental production inefficiencies and the abnormal warranty provision, amounted to $8.1 million, compared to $6.0 million in the 1997 second quarter, an increase of $2.1 million or 35.0%.

Goodwill amortization expense of $1.2 million for the second quarter of 1998 increased approximately $0.3 million over the second quarter of 1997, and interest expense of $5.3 million for the second quarter increased $0.8 million over the comparable 1997 period. The increase in both amortization and interest expense primarily relates to the acquisition and financing of Alfa.

The pretax loss for the second quarter was $14.6 million, an increase of approximately $13.9 million over the second quarter 1997 pretax loss. The increase was largely the result of the costs of the restructuring and reorganization plan, abnormal warranty provision and manufacturing inefficiencies associated with the relocated production lines.

AMTROL INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION



SIX MONTHS ENDED JULY 4, 1998

Net sales for the six months ended July 4, 1998 increased $10.8 million or 12.2% compared to the same period in 1997. The year-to-year comparison is favorably impacted by the acquisitions of Alfa and NOVA which is partially offset by the sale of American Granby as well as the sale of the Company's pump business in Peru, Indiana. Excluding the impact of these transactions, net sales would have declined approximately 8.7%.

The gross profit and margin percentage for the six months ended July 4, 1998, excluding the provision for abnormal warranty costs, were impacted by the same factors as those affecting the second quarter. Gross profit declined by $0.2 million or 1.0% in comparison to the same period in 1997. The gross profit percentage decreased to 22.6% in 1998 from 25.6% in 1997, primarily due to the inclusion of sales by Alfa and the production inefficiencies associated with the relocated production lines.

Selling, General and Administrative expenses for the six months ended July 4, 1998 increased approximately $0.7 million from 1997 mainly due to $0.4 million of expenses incurred in 1998 relating to an acquisition which was not completed; and the inclusion of Alfa and NOVA in 1998 but not 1997 offset by the inclusion of American Granby in 1997 but not 1998. As a percentage of net sales (excluding the cost of the abandoned acquisition), selling, general and administrative expenses declined to 13.0% year-to-date July 4, 1998 from 14.3% for the same period in 1997.

Earnings before interest expense, taxes, depreciation and amortization (EBITDA) for the six months ended July 4, 1998, before costs associated with the restructuring and reorganization plan, incremental production inefficiencies and the abnormal warranty provision, amounted to $15.2 million, compared to $13.1 million for the six months ended July 5, 1997, an increase of $2.1 million or 16.4%.

For the six months ended July 4, 1998 goodwill amortization expense increased $0.4 million over the comparable period in 1997 to $2.3 million and interest expense increased $1.5 million over 1997 to $10.5 million. The increase in both amortization and interest expense primarily relates to the acquisition and financing of Alfa.

The year-to-date pretax loss is $15.5 million, an increase of approximately $15.0 million over the year-to-date 1997 pretax loss. The increase was largely the result of the costs of the restructuring and reorganization plan, abnormal warranty provision and manufacturing inefficiencies associated with the relocated production lines.

AMTROL INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION




LIQUIDITY AND CAPITAL RESOURCES

Working Capital at July 4, 1998 was $22.8 million and the ratio of current assets to current liabilities was 1.45 to 1.0. This compares with working capital of $24.4 million and a current ratio of 1.57 to 1.0 at December 31, 1997.

The Company's accounts receivable increased $7.6 million since December 31, 1997, reflecting seasonal demand and the inclusion of Nova, while inventory declined approximately $3.0 million. Inventory levels, particularly water systems, were temporarily increased at the end of 1997 in order to assure uninterrupted supply to customers during the relocation of the Company's Nashville production lines to its West Warwick, R.I. facility. Accounts payable and accrued expenses combined increased from the previous year-end by approximately $6.8 million primarily due to the accrual for the reorganization and restructuring charge, the addition of NOVA, and the timing of payments.

The Company's cash balance increased $0.2 million to $0.7 million as compared to the end of 1997. During the quarter ended July 4, 1998, operating activities used cash of $4.4 million. During this same period, the Company invested $7.3 million in capital assets and increased net borrowings by $17.1 million. In addition, the Company acquired NOVA on June 9 for approximately $6.0 million in cash, plus assumed debt of $2.0 million.

The Company's total capital expenditures for 1998 are projected to approximate $10.5 million. The projection reflects planned capital investments at the Alfa facility intended to improve productivity at that location.

On July 31, 1998, the Cypress Group L.L.C. and members of senior management contributed an additional $20.5 million of new equity into the Company. The additional capital contribution primarily was used to repay borrowings under the Company's Bank Credit Agreement.

The Bank Credit Agreement (the "Agreement") between the Company and a syndicate of lenders was amended on July 31, 1998 to allow for the early repayment of a portion of the principal outstanding and to modify certain loan agreement covenants to be more in line with the Company's business plans. The Agreement, as amended, provides for senior term loans (the "Term Loans") and a Revolving Credit Facility. In connection with the amendment to the Agreement, the company repaid $20.5 million on August 3, 1998. The term loans outstanding at July 4, 1998 (on a pro forma basis after giving effect to the August 3 repayment) amount to $54.7 million. A portion ($10.2 million) of the Term Loans (the "Tranche A Term Loans") will mature five and one-half years after the effective date, November 13, 1996, with quarterly amortization payments during the term of such loans. As a result of the August 3, 1998 repayment, no further amortization payments on Tranche A term loans will be required in 1998. The remainder ($44.5 million) of the Term Loans (the "Tranche B Term Loans") will mature seven and one-half years after the effective date, with nominal quarterly amortization prior to the

AMTROL INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION




maturity of the Tranche A Term Loans and with the remaining amounts amortizing on a quarterly basis thereafter. The Revolving Credit Facility of $30.0 million includes a sublimit providing for up to $20.0 million of availability on a revolving credit basis to finance permitted acquisitions. The commitments under the Revolving Credit Facility and the acquisition sublimit will reduce by $5.0 million in the fourth year and $10.0 million in the fifth year after the effective date. The Revolving Credit Facility will mature five and one-half years after the effective date. The Bank Credit Agreement is secured by substantially all assets of the Company and its domestic subsidiaries.

The Company issued $115.0 million of Senior Subordinated Notes due 2006 (the "Notes") under an Indenture dated as of November 13, 1996. The Notes are unsecured obligations of AMTROL. The Notes bear interest at a rate of 10.625% per annum which is payable semi-annually on each June 30 and December 31 commencing on June 30, 1997. In addition, on or prior to December 31, 1999, the Company may use the net cash proceeds of one or more public equity offerings to redeem up to 35% of the aggregate principal amount of the Notes originally issued at a redemption price of 110.625% of the principal amount thereof plus accrued interest to the date of redemption. Upon a "Change of Control" (as defined in the Indenture), each Note holder has the right to require the Company to repurchase such holder's Notes at a purchase price of 101% of the principal amount plus accrued interest.

The Company intends to fund its future working capital expenditures and debt service requirements through cash flows generated from operations, borrowings under the revolving credit facility (the "Revolving Credit Facility") provided under the Bank Credit Agreement and through the use of available cash balances ($0.7 million at July 4, 1998).

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

The Company is in the process of implementing a new Enterprise Resource Planning System which, in addition to providing the Company with a wide-range of operational and administrative efficiencies, will assure that virtually all of the Company's core business systems are year 2000 compliant. The Company anticipates the completion of significant portions of this project before the end of 1998.

The Company will begin to initiate formal communications with all of its significant suppliers and large customers by the end of 1998 to determine the extent to which the Company's interface systems are vulnerable to those third parties' failure to remediate their own Year 2000 Issues. While there can be no guarantee that the systems of other companies on which the Company's system rely will be timely converted and would not have an adverse effect on the Company's systems, the Company does not believe that its operations are materially vulnerable to the failure of any vendor or customer to properly address the Year 2000 Issue. The Company has determined it has no exposure to contingencies related to the Year 2000 issue for the products it has sold.

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

AMTROL INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------


                                     PART II




ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


On August 13, the Company filed a report on Form 8-K announcing a capital contribution by its majority shareholder, Cypress Group LLC, and management of $20.5 million, an amendment to its bank credit agreement, the appointment of Albert Indelicato as President, Chief Executive Officer and Director, the appointment of Mr. Andrew Massimilla as Director, and the Company's expectation of a second quarter charge.

AMTROL INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------



SIGNATURES
----------




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            AMTROL INC.


Date: August 17, 1998                       By: /s/ Albert D. Indelicato
      ---------------                           -------------------------------
                                                Albert D. Indelicato
                                                President,
                                                Chief Executive Officer and
                                                Director



Date: August 17, 1998                       By: /s/ Donald W. Reilly
      ---------------                           -------------------------------
                                                Donald W. Reilly,
                                                Vice President,
                                                Chief Financial Officer and
                                                Treasurer