Form 10-Q
period 1998-10-03
AMTROL INC /RI/
filed 1998-11-17
CIK 853547

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the quarterly period ended: October 3, 1998
                                ---------------

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


                    100 Shares of Common Stock $.01 Par Value
                    -----------------------------------------
                              as of October 3, 1998

AMTROL INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------


                 FORM 10-Q FOR THE QUARTER ENDED OCTOBER 3, 1998


                                      INDEX

                                                                            PAGE
                                                                            ----

PART I.         FINANCIAL INFORMATION

     Item 1.    Consolidated Balance Sheets -
                    October 3, 1998 and December 31, 1997                     2

                Consolidated Statements of Operations -
                    For the Quarter and Nine Months Ended
                    October 3, 1998 and October 4, 1997                       3

                Consolidated Statement of Shareholders' Equity -
                    For the Nine Months Ended October 3, 1998                 4

                Consolidated Statements of Cash Flows -
                    For the Nine Months Ended October 3, 1998
                    and October 4, 1997                                       5

                Notes to Consolidated Financial Statements                    6

     Item 2.    Management's Discussion and Analysis of Results of
                    Operations and Financial Condition                       11

PART II.        OTHER INFORMATION

     Item 6.    Exhibits and Reports  on Form 8-K                            20

                Signatures                                                   21

                          AMTROL INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                           (UNAUDITED - IN THOUSANDS)

                                     ASSETS

                                                                          OCTOBER 3,       DECEMBER 31,
                                                                             1998              1997
                                                                          ----------       ------------
CURRENT ASSETS:
        Cash and cash equivalents                                          $    506          $    544
        Accounts receivable, less allowance for doubtful accounts            39,425            30,180
        Inventories                                                          28,720            31,285
        Prepaid income taxes                                                  2,455             2,495
        Prepaid expenses and other                                            2,746             1,412
        Assets held for sale                                                    489             1,533
                                                                           --------          --------
           Total current assets                                              74,341            67,449
                                                                           --------          --------

PROPERTY, PLANT AND EQUIPMENT, NET                                           52,156            45,687

OTHER ASSETS:
        Goodwill                                                            174,863           169,784
        Financing costs                                                       7,025             7,762
        Deferred income taxes                                                 3,611               419
        Other                                                                   739             1,899
                                                                           --------          --------
                                                                            186,238           179,864
                                                                           --------          --------
                                                                           $312,735          $293,000
                                                                           ========          ========


                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
        Current maturities of long-term debt                               $  1,984          $  3,498
        Notes payable to banks                                                8,401             4,397
        Accounts payable                                                     25,912            15,718
        Accrued expenses                                                     15,489            15,779
        Accrued interest                                                      4,199               608
        Accrued income taxes                                                    879             3,073
                                                                           --------          --------
           Total current liabilities                                         56,864            43,073
                                                                           --------          --------

LONG TERM DEBT, LESS CURRENT MATURITIES                                     177,817           184,164

OTHER NONCURRENT LIABILITIES                                                  9,005             6,659

SHAREHOLDERS' EQUITY
        Capital stock $.01 par value - authorized 1,000 shares,
           100 shares issued                                                      -                 -
        Additional paid-in capital                                           89,823            69,326
        Retained deficit                                                    (21,837)           (9,937)
        Accumulated other comprehensive gain (loss)                           1,063              (285)
                                                                           --------          --------
           Total shareholders' equity                                        69,049            59,104
                                                                           --------          --------
                                                                           $312,735          $293,000
                                                                           ========          ========



  The accompanying notes are an integral part of these consolidated financial statements.

                          AMTROL INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                           (UNAUDITED - IN THOUSANDS)



                                                       QUARTER ENDED               NINE MONTHS ENDED
                                                 -------------------------     --------------------------
                                                 OCTOBER 3,     OCTOBER 4,     OCTOBER 3,      OCTOBER 4,
                                                   1998           1997           1998             1997
                                                  -------        -------        --------        --------

NET SALES                                         $55,573        $48,166        $154,924        $136,711

Cost of goods sold                                 43,820         35,905         120,849         101,788
Provision for abnormal warranty costs                   -              -           4,500               -
                                                  -------        -------        --------        --------
TOTAL COST OF GOODS SOLD                           43,820         35,905         125,349         101,788

          GROSS PROFIT                             11,753         12,261          29,575          34,923

OPERATING EXPENSES
Selling, general and
     administrative                                 6,442          6,648          19,806          19,323
Plant closing and
     reorganization costs                               -          2,500           4,450           2,500
Management restructuring                              671              -           4,171               -
Amortization of goodwill                            1,136          1,035           3,348           2,910
                                                  -------        -------        --------        --------
          Income (loss) from operations             3,504          2,078          (2,200)         10,190

OTHER INCOME (EXPENSE):
Interest expense                                   (5,289)        (4,949)        (15,755)        (13,896)
Interest income                                        43             55             117             345
License and distributorship fees                       72             80             170             190
Other, net                                            172            297             696             286
                                                  -------        -------        --------        --------
          Loss before (benefit)
            provision for income taxes             (1,498)        (2,439)        (16,972)         (2,885)

(BENEFIT) PROVISION FOR
     INCOME TAXES                                    (110)           456          (5,072)          1,253
                                                  -------        -------        --------        --------
          NET LOSS                                $(1,388)       $(2,895)       $(11,900)       $ (4,138)
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

                          AMTROL INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                           (UNAUDITED - IN THOUSANDS)


                                                                                         ACCUMULATED
                                                           ADDITIONAL                       OTHER
                                               CAPITAL      PAID - IN      RETAINED     COMPREHENSIVE
                                                STOCK        CAPITAL        DEFICIT      GAIN (LOSS)
                                               -------     ----------      --------     -------------
BALANCE, December 31, 1997                         -        $69,326        $ (9,937)        $ (285)
      Capital Contribution                                   20,497
      Net Loss                                     -              -         (11,900)             -
      Currency Translation Adjustment              -              -               -          1,348
                                                 ---        -------        --------         ------
BALANCE, October 3, 1998                           -        $89,823        $(21,837)        $1,063
                                                 ===        =======        ========         ======













   The accompanying notes are an integral part of these consolidated financial statements.

                          AMTROL INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED - IN THOUSANDS)

                                                                                 NINE MONTHS ENDED
                                                                             --------------------------
                                                                             OCTOBER 3,      OCTOBER 4,
                                                                                1998            1997
                                                                             ----------      ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Loss                                                                  $(11,900)       $ (4,138)
    Adjustments to reconcile net loss to net cash provided by
    operating activities -
        Depreciation and amortization                                            9,399           8,176
        Provision for losses on accounts receivable                                177             207
        Loss on sale of fixed assets                                                 -               2
        Non-cash charges                                                        11,600               -

    Changes in operating assets and liabilities                                 (9,069)          1,178
                                                                              --------        --------

            Net cash provided by operating activities                              207           5,425

CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisition of NOVA, net of cash acquired                                   (5,855)              -
    Acquisition of Alfa, net of cash acquired                                        -         (25,500)
    Proceeds from sale of assets held for sale                                   2,025             681
    Capital expenditures                                                        (9,358)         (6,061)
                                                                              --------        --------

            Net cash used in investing activities                              (13,188)        (30,880)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Repayment of debt                                                          (43,048)         (1,292)
    Issuance of debt                                                            35,486          20,000
    Capital Contribution                                                        20,497               -
    Deferred installment finance and acquisition costs                               -           7,000
                                                                              --------        --------

            Net cash provided by financing activities                           12,935          25,708
                                                                              --------        --------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                               (46)            253

Effect of exchange rate changes on cash and cash equivalents                         8               -

CASH AND CASH EQUIVALENTS, beginning of period                                     544           6,383
                                                                              --------        --------

CASH AND CASH EQUIVALENTS, end of period                                      $    506        $  6,636
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

3.       SIGNIFICANT ACCOUNTING POLICIES

         GOODWILL

         Goodwill represents the excess of purchase price over the fair value of net assets acquired in connection with the 1996 acquisition of the Company by affiliates of the Cypress Group L.L.C. (approximately $145 million), the 1997 acquisition of Petroleo Mecanica Alfa, S.A. ("Alfa") (approximately $23 million) and the 1998 acquisition of NOVA Wassererwarmer GmbH ("NOVA") (approximately $7 million) and is included in other assets. Goodwill is being amortized up to 40 years.

         DEFERRED FINANCING COSTS

         Deferred financing costs are stated at cost as a component of other assets and are amortized over the life of the related debt using the effective interest method. Amortization of deferred financing costs is included in interest expense.

AMTROL INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-CONT.
                                   (UNAUDITED)

4.       INVENTORIES

         Inventories are stated at the lower of cost or market and were as follows:

                                            OCTOBER 3, 1998    DECEMBER 31, 1997
                                            ---------------    -----------------
                                                       (in thousands)

         Raw Materials and Work in Process       $18,421            $13,670
         Finished Goods                           10,299             17,615
                                                 -------            -------
                                                 $28,720            $31,285
                                                 =======            =======

         Inventories valued under the last-in, first-out (LIFO) cost method comprised approximately 44.0% of the October 3, 1998 totals and 68.2% of the December 31, 1997 totals.

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

         Under the terms of the Agreement, as amended on July 31, AMTROL is required to comply, and is in compliance, with certain financial covenants and restrictions as of October 3, 1998.

6.       SHAREHOLDERS' EQUITY

         On July 31, 1998, the Cypress Group L.L.C. and members of senior management contributed an additional $20.5 million of new equity into the Company's parent, AMTROL Holdings Inc. In turn, AMTROL Holdings Inc. contributed a like amount to the Company. The additional capital contribution primarily was used to pay down Revolving Loans and outstanding Term A Loans under the Credit Agreement.

AMTROL INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-CONT.
                                   (UNAUDITED)


7.       PLANT CLOSINGS, REORGANIZATION AND RESTRUCTURING CHARGES

         The Company closed its Nashville, Tennessee production facility in December 1997 and transferred certain production lines to its West Warwick, Rhode Island facility. Costs involved in closing the Nashville facility and starting production in West Warwick have been higher than anticipated due to unexpected retrofitting and reconditioning required for the relocated equipment, damage to equipment during shipment, and delays in preparing the Nashville building for sale. During the second quarter of 1998, the Company recorded charges relating to the incremental costs associated with the Nashville closure and production relocation approximating $6.0 million (including $1.5 million of production inefficiencies included in cost of goods sold). An additional $1.1 million of production inefficiencies was included in cost of goods sold in the third quarter. In addition, the Company recorded management restructuring charges of $4.2 million, including $0.7 million recorded in the third quarter, in connection with the discontinuation and reduction of certain product lines and a reorganization of its management group.

         The Company has been experiencing an unusually high level of warranty claims for a particular product relating to a 1995-1996 manufacturing problem which has since been corrected. Actions taken by the Company to mitigate the level of returns for products manufactured during that time period have not reduced the return rate to the extent expected. Accordingly, the Company recorded an additional loss provision in the second quarter of $4.5 million for abnormal warranty costs relating to this product.

         In September 1997, the Company ceased operations at its Singapore facility. The Company relocated its production of non-returnable chemical containers to the Alfa facility in Guimaraes, Portugal. In connection with the closure, the Company recorded a pre-tax charge to operating expenses of $2.5 million in the third quarter.

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

AMTROL INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-CONT.
                                   (UNAUDITED)

9.       COMPREHENSIVE INCOME

         As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income. Statement 130 establishes new rules for the reporting and display of comprehensive income and its components. The adoption of this Statement had no impact on the Company's net loss or shareholders' equity. Statement 130 requires certain items which previously had been reported separately in shareholders' equity to be included in other comprehensive income. For the Company, the only such item was the foreign currency cumulative translation adjustment. Prior year financial statements have been reclassified to conform to the requirements of Statement 130. The total comprehensive gain (loss), which is comprised of the net loss and the foreign currency translation adjustment, was as follows:


                                              QUARTER ENDED           NINE MONTHS ENDED
                                           --------------------    -----------------------
                                           OCTOBER 3  OCTOBER 4    OCTOBER 3     OCTOBER 4
                                             1998       1997         1998          1997
                                           ---------  ---------    ---------     ---------

         Total Comprehensive Gain (Loss)     $230    $(2,895)      $(10,552)     $(4,138)


10.      SALE OF ASSETS

         In May 1997, the Company sold all of the assets of its American Granby Inc. subsidiary. Accordingly, the results of American Granby are included in the accompanying consolidated statements of operations for the first five months of 1997. For the nine month period ended October 4, 1997, American Granby generated net sales of $7.6 million but did not generate any operating income. Also in May 1997, the Company sold its Peru, Indiana production facility and the related pump business. AMTROL transferred certain production activities performed in Peru to the Company's West Warwick, RI facility.

11.      ACQUISITIONS

         On June 9, 1998, the Company acquired NOVA Wassererwarmer GmbH ("NOVA") located in Donaueschingen, Germany for approximately $6.0 million (United States Dollars) plus assumed debt of $2.0 million. NOVA manufactures high-end residential and commercial water heaters which are marketed primarily in Germany, Switzerland and Austria. This acquisition provides AMTROL with expanded manufacturing and distribution capabilities in central Europe, in addition to the opportunity to offer many of AMTROL's complementary hydronic heating and water systems products in the European market. AMTROL assumed immediate management control of NOVA and, accordingly, the operating results and financial position of NOVA are included in the consolidated results of operations and consolidated balance sheets of AMTROL from the acquisition date.

AMTROL INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-CONT.
                                   (UNAUDITED)


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

         The combined operating results of Alfa and NOVA included in third quarter and year-to-date 1998 operating results in the accompanying consolidated statement of operations are as follows in millions:

                                                        NET       OPERATING
                                                       SALES        INCOME
                                                       -----      ---------

               Quarter ended October 3, 1998           $16.6         $0.9
               Nine months ended October 3, 1998       $42.0         $4.0

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

PLAN OF RESTRUCTURING AND REORGANIZATION

During the second quarter of 1998, the Company adopted a plan of restructuring and reorganization (the "Plan") to address several adverse developments in its North American operations. The Plan addresses necessary changes in the Company's West Warwick, Rhode Island facility to improve the productivity of the production lines transferred from its Nashville, Tennessee facility in 1997, discontinuance of certain product lines and recognition of the resulting decline in inventory value for the products impacted, and replacement of certain senior executives and others on the management team. The Company also determined that mitigating actions intended to reduce the level of warranty returns associated with a 1995/1996 manufacturing problem have not reduced warranty claims relating to this product to the extent expected and that an additional warranty provision is required. Costs associated with the Plan, manufacturing inefficiencies related to the relocated production lines, and the additional warranty provision aggregate $16.3 million and have been reflected in the accompanying financial statements, including $1.8 million recorded in the third quarter.

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


                                                    QUARTER ENDED                NINE MONTHS ENDED
                                              ------------------------       -------------------------
                                              OCTOBER 3,    OCTOBER 4,       OCTOBER 3,     OCTOBER 4,
                                                1998          1997              1998           1997
                                              ----------    ----------       ----------     ----------
Net Sales                                        100.0%        100.0%           100.0%         100.0%
Cost of Goods Sold                               78.9           74.5             78.0           74.5
Provision for Abnormal Warranty Costs               -              -              2.9              -
                                                 -----         ------           ------         ------
Total Cost of Goods Sold                         78.9           74.5             80.9           74.5
Gross Profit                                     21.1           25.5             19.1           25.5
Selling, General and
     Administrative Expenses                     11.6           13.8             12.8           14.1
Plant Closing and Reorganization Costs              -            5.2              2.9            1.8
Management Restructuring                          1.2              -              2.7              -
Amortization of Goodwill                          2.0            2.1              2.1            2.1
                                                 -----         ------           ------         ------
(Loss) Income from Operations                     6.3            4.4             (1.4)           7.5
Interest Expense                                 (9.5)         (10.3)           (10.2)         (10.2)
Interest Income                                   0.1            0.1              0.1            0.3
Other Income, net                                 0.4            0.8              0.5            0.3
                                                 -----         ------           ------         ------
Loss before (Benefit) Provision

     for Income Taxes                            (2.7)          (5.0)           (11.0)          (2.1)
(Benefit) Provision for Income
     Taxes                                       (0.2)           1.0             (3.3)           0.9
                                                 -----         ------           ------         ------
Net Loss                                         (2.5)%         (6.0)%           (7.7)%         (3.0)%
                                                 =====         ======           ======         ======


Results for the quarter and year-to-date periods were impacted by: (i) the recognition of various charges (see Plan of Restructuring and Reorganization above); (ii) the acquisition of Alfa on June 30, 1997 (see Note 11) as operating results from this subsidiary are included in the nine months ended October 3, 1998, but are only included in 1997 from July 1; (iii) the acquisition of NOVA on June 9, 1998 (see Note 11) as operating results of this subsidiary are included in the quarter and nine months ended October 3, 1998, but are not included in the comparable periods in 1997; and (iv) the divestiture of the American Granby accessory business in May 1997 (see Note 10) as 1998 does not include the accessory business operating results which are included in the comparable nine month period in 1997.

AMTROL INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


THIRD QUARTER ENDED OCTOBER 3, 1998

Net sales for the third quarter increased $7.4 million or 15.4% compared to the same period in 1997. The quarter-to-quarter comparison is favorably impacted by the acquisition of NOVA in 1998. Excluding NOVA, third quarter 1998 net sales would have increased approximately $3.4 million or 7.0%. Net sales in North America, adjusted for certain markets transferred to Alfa in 1998, increased 2.3% in the 1998 third quarter compared to 1997, while Alfa sales increased 31.5% in 1998 compared to 1997.

The gross margin percentage for the third quarter of 1998 declined to 21.1% from 25.5% in the third quarter of 1997. The decline in the gross margin percentage is mainly attributable to increased production costs of approximately $1.1 million resulting from difficulties in achieving efficient production levels on the production lines relocated to West Warwick from Nashville. Increased production costs include higher labor, maintenance and scrap, as well as factory overhead. Significant efforts are underway to increase productivity and decrease costs on the relocated lines; however, the Company does not expect to completely eliminate these inefficiencies until the second quarter of 1999.

Selling, General and Administrative expenses for the 1998 third quarter declined approximately $0.2 million from 1997 mainly due to cost reductions initiated in the quarter, off-set by the inclusion of NOVA in 1998 but not 1997. As a percentage of net sales, excluding the NOVA acquisition, third quarter 1998 selling, general and administrative expenses declined to 12.0% from 13.8% in 1997.

Earnings before interest expense, taxes, depreciation and amortization (EBITDA) in the third quarter of 1998, adjusted for costs associated with the restructuring and reorganization plan and incremental production inefficiencies, amounted to $8.4 million, compared to $7.7 million in the 1997 third quarter, an increase of $0.7 million or 9.1%.

Goodwill amortization expense of $1.1 million for the third quarter of 1998 increased from $1.0 million in 1997 due to the acquisition of Nova in 1998.

The pretax loss for the third quarter was $1.5 million, a decrease of approximately $0.9 million from the third quarter 1997 pretax loss. The decrease was largely the result of the inclusion in 1997 of the $2.5 million pre-tax charge relating to the closure of the Singapore facility, off-set in 1998 by the lower gross profit and management restructuring charges as discussed above.

AMTROL INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


NINE MONTHS ENDED OCTOBER 3, 1998

Net sales for the nine months ended October 3, 1998 increased $18.2 million or 13.3% compared to the same period in 1997. The year-to-year comparison is favorably impacted by the acquisition of NOVA and the full year inclusion of Alfa. Excluding the impact of Alfa, NOVA, and American Granby (sold in May 1997) and the impact of certain markets transferred to Alfa from North America in 1998, net sales would have decreased approximately 3.6%. The unseasonably warm winter negatively impacted sales of products to the plumbing and heating industry while the wet weather delayed the installation of new water wells. In addition, sales of certain products were adversely impacted by a manufacturing process problem, which has since been corrected, and by a supply problem resulting from the relocation of certain production lines from the Company's Nashville, Tennessee production facility to its West Warwick, R.I. facility.

During the second quarter of 1998, the Company recorded a provision for abnormal warranty costs of $4.5 million to reflect the incremental warranty costs associated with a 1995/1996 production problem. The problem has since been corrected but the Company is still experiencing higher than normal warranty claims for some products manufactured during the 1995/1996 production period. Accordingly, the Company reassessed its potential future liability associated with this product and determined that an additional warranty provision of $4.5 million was required.

Excluding the provision for abnormal warranty costs, gross profit for the nine months ended October 3, 1998 declined by $0.8 million or 2.4% in comparison to the same period in 1997. The decline in the gross margin is mainly attributable to increased production costs of approximately $2.8 million resulting from difficulties in achieving efficient production levels on the production lines relocated to West Warwick from Nashville. Increased production costs include higher labor, maintenance and scrap, as well as factory overhead. The gross profit percentage decreased to 22.0% in 1998 from 25.5% in 1997 primarily due to the inclusion of sales by Alfa and NOVA which generate lower average margins than other Company products and the production inefficiencies associated with the relocated production lines.

As previously noted, the Company transferred certain production lines from its Nashville facility to its West Warwick, Rhode Island facility in December 1997. In connection with the relocation, the Company incurred incremental plant closing costs in the 1998 second quarter of $4.5 million resulting from unexpected retrofitting and reconditioning required for the relocated equipment, damage to equipment during shipment, and delays in preparing the Nashville building for sale. This amount has been reflected in the accompanying financial statements.

AMTROL INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


Also as noted above, the Company, in connection with its Plan of Restructuring and Reorganization, has discontinued certain product lines and has taken actions to reduce the number of variations offered on many of its products, thereby reducing inventory levels. Certain members of senior management have left the Company in connection with the Plan. The unrecoverable cost of discontinued inventory and the cost of programs to reduce the number of product offerings, combined with the cost of post employment benefits for departing executives, aggregates approximately $4.6 million and has been reflected in the accompanying financial statements.

Selling, General and Administrative expenses for the nine months ended October 3, 1998 increased approximately $0.5 million from 1997 mainly due to $0.4 million of expenses incurred in 1998 relating to an acquisition which was not completed; and the inclusion of NOVA in 1998 but not 1997. As a percentage of net sales (excluding the cost of the abandoned acquisition), selling, general and administrative expenses declined to 12.5% in 1998 from 14.1% for the same period in 1997.

Earnings before interest expense, taxes, depreciation and amortization (EBITDA) for the nine months ended October 3, 1998, before costs associated with the restructuring and reorganization plan, incremental production inefficiencies and the abnormal warranty provision, amounted to $23.6 million, compared to $20.8 million for the nine months ended October 4, 1997, an increase of $2.8 million or 13.6%.

For the nine months ended October 3, 1998, goodwill amortization expense increased $0.4 million over the comparable period in 1997 to $3.3 million and interest expense increased $1.9 million over 1997 to $15.8 million. The increase in both amortization and interest expense primarily relates to the acquisition and financing of Alfa and NOVA and short-term working capital needs earlier in 1998.

The year-to-date pretax loss is $17.0 million, an increase of approximately $14.1 million over the year-to-date 1997 pretax loss. The increase was largely the result of the costs of the restructuring and reorganization plan, abnormal warranty provision and manufacturing inefficiencies associated with the relocated production lines.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital at October 3, 1998 was $17.5 million and the ratio of current assets to current liabilities was 1.31 to 1.0. This compares with working capital of $24.4 million and a current ratio of 1.57 to 1.0 at December 31, 1997.

AMTROL INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


The Company's accounts receivable increased $9.2 million since December 31, 1997, reflecting seasonal demand, the inclusion of Nova, and increases at Alfa due to higher sales and the weaker dollar compared to the Portuguese Escudo. Inventory declined approximately $2.6 million. North American inventories decreased $10.9 million, offset by combined Alfa and Nova inventory increases of $8.3 million. Inventory levels in North America, particularly water systems, were temporarily increased at the end of 1997 in order to assure uninterrupted supply to customers during the relocation of the Company's Nashville production lines to its West Warwick, R.I. facility. In addition, inventory in North America decreased in connection with an inventory reduction program initiated in the third quarter. The inventory increase at Alfa relates to the higher level of production at that facility. Accounts payable and accrued expenses combined increased from the previous year-end by approximately $9.9 million primarily due to the addition of NOVA, increases at Alfa associated with higher inventory at that location, and the weaker dollar compared to the Portuguese Escudo.

The Company's cash balance remained unchanged at $0.5 million as compared to the end of 1997. During this same period, the Company invested approximately $9.4 million in capital assets and decreased net borrowings by $3.9 million.

The Company's total capital expenditures for 1998 are projected to approximate $10.5 million. The projection reflects planned capital investments at the Alfa facility intended to improve productivity at that location and expenditures at the Company's West Warwick, Rhode Island facility to improve productivity on relocated production lines.

On July 31, 1998, the Cypress Group L.L.C. and members of senior management contributed an additional $20.5 million of new equity into the Company's parent, AMTROL Holdings Inc. In turn, AMTROL Holdings Inc. contributed a like amount to the Company. The additional capital contribution primarily was used to repay borrowings under the Company's Bank Credit Agreement.

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

The Company intends to fund its future working capital expenditures and debt service requirements through cash flows generated from operations, borrowings under the revolving credit facility (the "Revolving Credit Facility") provided under the Bank Credit Agreement and through the use of available cash balances ($0.5 million at October 3, 1998).

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

YEAR 2000 COMPLIANCE

The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have time-sensitive software may recognize a date using "00" as the Year 1900 rather than the Year 2000. The Company is in the process of implementing a new Enterprise Resource Planning System ("ERP") which, in addition to providing the Company with a wide-range of operational and administrative efficiencies, should ensure that virtually all of the Company's core business systems are year 2000 compliant. A portion of this system was implemented during the third quarter of 1998. The Company anticipates completion of the project before the end of the 1999 first quarter. The date on which the Company believes it will complete the ERP Project is based on management's best estimate. However, there can be no guarantee that this estimate will be achieved and actual results could differ materially from those anticipated. The Company will develop a contingency plan in the first quarter of 1999 if it appears that the ERP will not be completed as planned. The cost of Year 2000 compliance cannot be separated from the overall cost of the ERP, but the company believes that such incremental costs are not material. All remaining business software programs are expected to be made Year 2000 compliant by mid-1999, including those supplied by vendors, or they will be retired.

The Company has begun to initiate formal communications with its most significant suppliers to determine the extent to which the Company's interface systems are vulnerable to those third parties' failure to remediate their own Year 2000 issues. The Company will initiate formal communications with its large customers by the end of 1998 to assess the same issue. While there can be no guarantee that the systems of other companies on which the Company's system rely will be timely converted and will not have an adverse effect on the Company's systems, the Company does not believe that its operations are materially vulnerable to the failure of any vendor or customer to properly address the Year 2000 issue. The Company has determined it has no exposure to contingencies related to the Year 2000 issue for the products it has sold.

The Company has also begun to initiate formal communications with the vendors supplying manufacturing equipment utilizing hardware, software and associated embedded computer chips. It estimates that this portion of its Year 2000 compliance program will be completed by the end of 1998.

AMTROL INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


The failure to correct a material Year 2000 problem could result in an interruption in, or failure of, certain normal business activities or operations. Such failures could materially and adversely affect the Company's results of operations, liquidity and financial condition. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third-party suppliers and customers, the Company is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on the Company's results of operations, liquidity or financial condition. The aforementioned steps being undertaken by the Company are expected to significantly reduce the Company's level of uncertainty about the Year 2000 problem and, in particular, about the Year 2000 compliance and readiness of its material suppliers and customers. The Company believes that, with the implementation of ERP and the other steps being taken, the possibility of significant interruptions of normal operations should be reduced.

AMTROL INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

                                     PART II



ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            EXHIBITS

            10.1.4 Fourth Amendment to the Credit Agreement dated July 13, 1998.

            REPORTS ON FORM 8-K

            No reports on form 8-K were filed during the period covered by this report.

AMTROL INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------


SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    AMTROL INC.


Date: November 16, 1998             By: /s/ Albert D. Indelicato
      -----------------                 ----------------------------------------
                                        Albert D. Indelicato
                                        President,
                                        Chief Executive Officer and Director



Date: NOVEMBER 16, 1998             By: /s/ Donald W. Reilly
      -----------------                 ----------------------------------------
                                        Donald W. Reilly,
                                        Vice President,
                                        Chief Financial Officer and Treasurer