Form 10-K405
period 1998-12-31
AMTROL INC /RI/
filed 1999-03-31
CIK 853547

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1998
                                       or

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

       Registrant's telephone number, including area code: (401) 884-6300 Securities registered pursuant to Section 12(b) of the Act: NONE. Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 30, 1999, the aggregate market value of the Registrant's voting stock held by non-affiliates was none.

As of March 30, 1999, 100 shares of Common Stock $0.01 par value, of the Registrant were outstanding.

Documents Incorporated by Reference:  NONE

The Exhibit Index for this document appears on page 59 hereof.

                                     PART I

--------------------------------------------------------------------------------

ITEM 1. BUSINESS

OVERVIEW
--------------------------------------------------------------------------------

      AMTROL Inc ("AMTROL" or the "Company"), is a leading designer, manufacturer and marketer of expansion and pressure control products used in the water systems markets and selected sectors of the HVAC market. The Company's principal products include well water accumulators, hot water expansion controls, water treatment products, indirect-fired water heaters, returnable and non-returnable pressure-rated cylinders used primarily to store, transport and dispense refrigerant, heating and cooking gases. Many of these products are based on a technology originated and developed by the Company, which uses a pre-pressurized vessel with an internal diaphragm to handle fluids under pressure.

      The Company believes that its leading market positions in its key product categories are attributable to the strength of AMTROL's brand names and product breadth, quality and innovation, as well as its marketing, distribution and manufacturing expertise. In addition, AMTROL's principal markets are highly replacement-oriented, with 60% to 70% of the Company's core business coming from replacement sales. These factors, combined with the Company's large installed base of products, have enabled AMTROL to demonstrate sales and earnings stability, even during periods of weak domestic economic activity.

      AMTROL's brand names are among the most widely known in its markets. For example, the Company's EXTROL is widely recognized by customers as the leading hot water expansion control tank. Other well-known brand names of the Company include Well-X-Trol, Therm-X-Trol, Hot Water Maker and CHAMPION. The Company also believes that it is the recognized technology leader in virtually all of its core product lines. In many of the Company's major product lines, AMTROL's products are considered the industry standard, a key marketing advantage.

      The Company's strong reputation and brand recognition ensure that nearly every significant plumbing, pump specialty and HVAC wholesaler carries at least one AMTROL product. This facilitates new product introduction, effectively "pulling" the Company's new products through its distribution system. AMTROL also offers a broad range of products. This broad product offering allows AMTROL's customers to consolidate their suppliers and to purchase and manage inventory more efficiently. These factors have established the Company's products as a preferred brand and allow the Company to realize premium pricing on most of its branded products. During its 50-year history, the Company has built a strong partnership with wholesalers and OEMs, resulting in a broad distribution network serving approximately 2,000 customers throughout North America. In addition, the Company continues to increase its sales to the Do-it-Yourself (DIY) market, a rapidly growing channel of distribution, primarily through private label arrangements with Lowe's Companies, Menards, Tru*Serv Corporation and Ace Hardware.

      The Company's subsidiary, AMTROL-ALFA Metalomecanica S.A. ("ALFA"), located in Guimaraes, Portugal, is Europe's largest manufacturer of reusable steel gas cylinders and supplies Europe, the Middle East and Africa, as well as the Far East, with containers for storing cooking, heating and refrigerant gases. ALFA provides the Company with a low-cost international manufacturing base for all of AMTROL's products and is an important source of supply for the Company's international customers. In 1998, in order to take advantage of lower production costs in Portugal, the Company completed the relocation of its non-returnable gas cylinder production line from Singapore to ALFA. The Company's European and Asian non-returnable gas cylinder customers, who had previously been supplied from the United States, are now supplied from Alfa.

      In June 1998, the Company acquired NOVA Wassererwarmer GmbH ("NOVA") located in Donaueschingen, Germany. NOVA manufactures high-end residential and commercial water heaters which are marketed primarily in Germany, Switzerland and Austria. This acquisition provides AMTROL with expanded manufacturing and distribution capabilities in central Europe, in addition to the opportunity to offer many of AMTROL's complementary hydronic heating and water systems products in the European market. Furthermore, the acquisition of NOVA provides the Company with greater product diversification and the ability to penetrate certain markets in the United States in which it currently has a limited presence.

      With the acquisition of ALFA and NOVA, approximately 36.2% of the Company's net sales in 1998 were derived from international markets, compared to 22.3% in 1997.

MERGER AND ACQUISITION
--------------------------------------------------------------------------------

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

BUSINESS STRATEGY
--------------------------------------------------------------------------------

      Since the Merger, the Company's strategic focus has been on reducing costs and capitalizing on AMTROL's position as a technological and market leader. This strategy consists of the following key elements: (i) reduce operating expenses, (ii) enhance sales and profitability of core product offerings, and (iii) grow internationally and introduce new products.

      REDUCE OPERATING EXPENSES
      --------------------------------------------------------------------------

      Since the merger, the Company initiated a series of actions designed to reduce operating expenses and to establish new managerial and organizational accountability. These actions are expected to continue to generate significant cost savings. The cost savings estimates described herein are forward-looking statements based on management budgets. Realization of these savings depends upon the effectiveness and timing of the planned actions and there can be no assurance that such cost savings can be achieved.

      Reduce Corporate Overhead Expenses. Selling, general and administrative expenses as a percentage of sales have decreased from 17.8% in 1996 to 13.8% in 1998. The reduction in SG&A is largely attributable to the elimination of redundant and unnecessary functions, particularly at the Company's corporate headquarters. Headcount reductions undertaken since the merger have decreased the number of persons employed at corporate headquarters by approximately 25% since January 1, 1996.

      Continue To Rationalize Manufacturing Facilities. Since 1996, the Company has closed four manufacturing facilities, integrating production into other facilities, and has sold two non-core business units. These plant closures and divestitures have resulted in both cost savings and improved asset utilization. Most recently, in December 1997, the Company closed its production facility in Nashville, Tennessee and relocated most of the Nashville production to the Company's West Warwick, R.I. facility. Much of the production in Nashville represented excess capacity which, due to improvements in manufacturing efficiency and productivity, the West Warwick plant was able to absorb. Costs involved in closing the Nashville facility and starting production in West Warwick were higher than anticipated due to unexpected retrofitting and reconditioning required for the relocated equipment, damage to equipment during shipment, and delays in preparing the Nashville building for sale.

      In connection with the plant closures, the Company recorded a $5.5 million pre-tax charge in 1997 and a $4.5 million pre-tax charge in 1998, and incurred incremental costs due to manufacturing inefficiencies of $3.3 million in 1998. By the end of 1998, incremental manufacturing inefficiencies were substantially eliminated and production levels had returned to normal.

      Reduce Manufacturing Costs. The Company will continue to reduce labor costs through automating certain labor-intensive manufacturing processes, redesigning existing product lines and outsourcing certain operations where appropriate. In 1999, the Company expects to begin realizing the benefits anticipated in connection with the relocation of the Nashville production lines. The Company has identified and intends to implement several other manufacturing improvement projects in its North American and European plants which are expected to yield additional annual savings in 1999.

      ENHANCE SALES AND PROFITABILITY OF CORE PRODUCT OFFERINGS
      --------------------------------------------------------------------------

      The Company continues to look at initiatives to grow sales and increase profitability of its core product offerings. To accomplish this, the Company seeks agreements with major OEMs to incorporate AMTROL products into complete systems solutions and modifies current products to enhance appearance, facilitate installation or meet the requirements of specific domestic and international markets. The Company's marketing programs are aimed at informing customers about the benefits of AMTROL products. These actions increase demand for AMTROL's products and allow AMTROL to realize premium pricing.

      EXPAND INTERNATIONALLY AND INTRODUCE NEW PRODUCTS
      --------------------------------------------------------------------------

      By establishing an international presence through acquisitions and strategic alliances, management believes the Company's strong brand names, broad product offerings and core water systems expertise will allow it to capitalize on growing global demand for enhanced water pressure control and improved water quality and refrigerant systems. The 1998 acquisition of NOVA and the 1997 acquisition of ALFA increased the Company's presence overseas significantly: international net sales were 36.2% of total net sales in 1998, compared to 22.3% in 1997 and 12.6% in 1996. ALFA presents the Company with a low-cost platform from which it can expand distribution of its wide variety of products in Europe, the Middle East/Africa and the Far East. NOVA provides the Company with expanded manufacturing and distribution capabilities in central Europe, in addition to the opportunity to offer many of AMTROL's complementary hydronic heating and water systems products in the European market. Through a strategic alliance with an existing large, international oil company, the Company will begin operating a cylinder refurbishing plant in Poznan, Poland in the second quarter of 1999. This represents the Company's first entry into the fast growing Eastern European market.

      The Company will continue to selectively pursue OEM alliances and strategic acquisitions, such as the acquisitions of ALFA and NOVA. The Company believes that establishing local manufacturing and distribution facilities in international markets significantly enhances the Company's ability to build strong customer relationships, understand local product preferences and be price competitive while maintaining appropriate profit margins. Strategic acquisitions, both domestic and international, provide the Company with an effective means of identifying and introducing new products and technologies in markets where it already has a strong presence. The Company will focus its international expansion on the target markets of Western Europe, Latin America, and to a lesser extent, the regions of Asia Pacific and Eastern Europe.

      EUROPE. In Europe, the large hydronic heating market (believed by the Company to be ten times the size of the U.S. market) and the general lack of adequate water pressure in municipal systems represent excellent opportunities for the Company in light of its core products expertise. The Company's brand names are already well recognized in Europe. The Company plans to apply its technical expertise to the special needs of the European market and to build on ALFA's product and distribution presence in the market for returnable pressure-rated cylinders for heating and cooking gases and on NOVA's reputation for quality, innovation and engineering expertise in the water heater market.

      The new cylinder refurbishing plant in Poland provides the Company with a manufacturing platform in Eastern Europe and the potential to supply cost effectively that region with its water system and hydronic heating products. The Company plans to accelerate European growth through selective acquisitions, strategic joint ventures and distribution agreements.

      LATIN AMERICA, Latin America was the Company's fastest growing sales region in 1997 and 1998. The Company will build on its local sales, distribution and service capability to better serve its customers in this region and to achieve continued growth.

      ASIA/PACIFIC. The economic instability in this region decreased demand for the Company's products in the past two years, and the Company's 1999 plans do not anticipate a significant rebound in demand. The Company continues to maintain its sales presence in the region, and is prepared to pursue opportunities in the Asia Pacific region when economic conditions improve.

PRODUCTS AND MARKETS
--------------------------------------------------------------------------------

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

      HVAC PRODUCTS
      --------------------------------------------------------------------------

      AMTROL's sales to selected sectors of the HVAC market, which include sales of products such as expansion accumulators, water heaters and pressure-rated cylinders for heating and refrigerant gases, accounted for approximately 60% of the Company's total sales in 1998. AMTROL's residential HVAC products include expansion vessels for heated water, potable water heaters and other accessories used in residential HVAC systems. AMTROL's commercial HVAC products are substantially identical in function to those used in residential applications, with the most significant difference being variations required by design codes to meet the higher operating pressures of larger systems. AMTROL's pressure-rated cylinders for refrigerant gases are used in the storage, transport and dispensing of gases used in air conditioning and refrigeration systems. In addition, with the acquisition of ALFA, the Company's products include returnable pressure-rated cylinders for storing gas used in residential and commercial heating and cooking applications.

      EXTROLS. EXTROL expansion accumulators, the first AMTROL product line to incorporate the Company's diaphragm technology for handling fluid under pressure, are used in conjunction with hydronic heating systems, which provide heat by circulating hot water through baseboard piping and radiators. The EXTROL product controls pressure in the heating system and eliminates problems related to hot water expansion by allowing the volume of water to increase as the temperature of the water increases within a closed system, preventing operating problems.

      THERM-X-TROLS. Therm-X-Trols accumulate expanded hot water escaping from potable water heaters that has been prevented from flowing back into the public water supply by backflow prevention devices. In response to the Clean Water Act of 1984, certain jurisdictions established local codes to require owners of commercial and residential buildings to install backflow prevention devices in order to prevent the contamination of the public water supply. Local codes adopted by organizations that set standards for approximately 90% of the United States also require a separate device to handle the expanded water prevented from flowing back into the public water supply. The principal alternatives are relief valves, which permit water to drain inside the building, and thermal expansion accumulators, such as the Therm-X-Trol, which capture the water. Therm-X-Trol satisfies these code requirements, as well as the codes of cities that specifically require a thermal expansion accumulator. Additionally, the two largest domestic water heater manufacturers will void their warranties if thermal expansion accumulators are not used in conjunction with their products where backflow prevention devices are installed.

      INDIRECT-FIRED WATER HEATERS. In response to market demands for an abundant supply of hot water and energy conservation, AMTROL has developed a line of indirect-fired residential and commercial water heaters, which it manufactures and distributes under the brand name Hot Water Maker. Used in conjunction with a new or existing boiler installed to heat living and work areas, these water heaters offer an alternative to conventional gas and electric potable water heaters and tankless coils. Hot water is generated through the use of heat exchangers and circulators which circulate heated water from the boiler through a coil in the core of the water heater's reservoir. Hot Water Makers are sold for use in both commercial and residential applications. The recent acquisition of NOVA, which specializes in water heating products for a wide range of applications from very small residential units up to 10,000 liter commercial units, provides the Company with greater product diversification and the ability to penetrate certain markets in which it currently has a limited presence. The Company has recently introduced a new line of large capacity stainless steel Hot Water Makers designed for light commercial and residential customers who require large amounts of hot water and rapid recovery time.

      PRESSURE-RATED CYLINDERS. The Company's ALFA subsidiary, located in Portugal, produces and distributes reusable liquid propane gas ("LPG") and reusable and non-returnable refrigerant cylinders. It is the largest producer of reusable steel gas cylinders in Europe. Reusable LPG cylinders are typically purchased by major gas companies or their distributors who fill the cylinders for customers who use the gas for heating and cooking in residential and commercial applications. In 1998, the Company transferred to ALFA the non-returnable cylinder production line previously located in Singapore and began supplying its European and Asian non-returnable gas cylinder customers from ALFA. AMTROL, together with ALFA, is one of two of the world's most significant manufacturers of non-returnable pressure-rated cylinders used in the storage, transport and dispensing of refrigerant gases for air conditioning and refrigeration systems.

      WATER SYSTEMS PRODUCTS
      --------------------------------------------------------------------------

      AMTROL's sales of its water systems products accounted for approximately 40% of the Company's total net sales in 1998. These products consist primarily of water accumulators for residential and commercial well water systems and systems and components for residential water softening and purification.

      WELL WATER SYSTEMS. AMTROL produces and sells well water accumulators for both residential and commercial applications under the brand names Well-X-Trol and CHAMPION, as well as under several private label programs. Virtually all of the water accumulators sold by the Company incorporate an internally mounted rubber diaphragm that seals an air charge and allows pressure to increase as water fills the plastic lined vessel. This design serves to control pressure while maintaining the separation of air and water in the vessel, thereby eliminating water logging (absorption of air into water) as well as reducing wear on switches, pump motors and other system components caused by unnecessary on/off cycling. A typical well water system consists of a submersible or jet pump located in the well that pumps water to an AMTROL pre-pressurized vessel.

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

DISTRIBUTION AND MARKETING
--------------------------------------------------------------------------------

      AMTROL's principal channel of distribution is plumbing, heating and pump specialty wholesalers. The Company maintains its presence in the United States and Canadian wholesale markets through a network of approximately 45 independent firms that represent multiple manufacturers, arranging sales on a commission basis, as well as approximately 10 salaried direct sales professionals. To service its customers with greater efficiency, the Company has streamlined its representative network and, through consolidation of multiple lines of business, has brought a broader range of products to its wholesalers. The Company also provides certain of its products to the rapidly growing DIY market segment through a separate sales force. AMTROL has private label arrangements with Lowe's Companies, Menards, Tru*Serv Corporation and Ace Hardware.

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

      With the exception of one customer to whom sales were approximately 7.2%, no individual customer represented more than 5% of the Company's net sales in 1998.

INTERNATIONAL SALES
--------------------------------------------------------------------------------

      Sales in geographic regions outside of the United States and Canada, primarily Mexico, Asia and Western Europe, accounted for 12.6%, 22.3% and 36.2% of the Company's total net sales in fiscal years 1996, 1997 and 1998 respectively. The significant increase in foreign sales was driven largely by the 1997 acquisition of Alfa and the 1998 acquisition of NOVA. In addition, over the last three years AMTROL has opened international sales offices in Asia and Europe and has built distribution networks in the Asia/Pacific region and Latin America/Mexico.

MANUFACTURING, RAW MATERIALS AND SUPPLIERS
--------------------------------------------------------------------------------

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

      In September 1997, the Company ceased production operations in Singapore and transferred production equipment to its production facility in Portugal. The unanticipated high cost structure in Singapore and the flexibility provided by the ALFA acquisition were the prime factors leading to this decision. In addition, as a result of productivity gains achieved at its West Warwick, Rhode Island production facility and as part of the Company's strategic initiative to reduce manufacturing costs and optimize the utilization of its worldwide manufacturing capacity, the Company decided in December 1997 to close its Nashville, Tennessee production facility and relocate production to the Rhode Island facility.

      In addition to its ongoing facilities rationalization program, AMTROL has implemented a significant capital improvement program with the intention of further reducing manufacturing costs. During 1998 and 1997, the Company spent approximately $9.9 million and $8.5 million, respectively on capital expenditures.

      AMTROL's three principal North American manufacturing facilities and its Guimaraes, Portugal facility hold ISO 9001 Certification, the most complete certification in the ISO 9000 Series from the International Organization for Standardization ("ISO"). ISO certification requires periodic audits of AMTROL's systems for product design, development, production, installation and servicing, and has become the international standard of quality required for manufacturers serving the European Economic Community, Southeast Asia, the Middle East and Latin America.

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

SEASONALITY; BACKLOG
--------------------------------------------------------------------------------

      Although AMTROL's sales are related to general economic activity and sales of certain of its products are seasonal, its overall business is not seasonal to any significant extent. Due to the generally short lead time in orders, the Company historically has not carried any material backlog.

PATENTS, TRADEMARKS AND LICENSES
--------------------------------------------------------------------------------

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

      The Company also has a number of registered and unregistered trademarks for its products. The Company believes the following registered trademarks, which appear on its products and are widely recognized in its markets, are material to its business: Well-X-Trol(R), Therm-X-Trol(R), EXTROL(R), Hot Water Maker(R) and CHAMPION(R).

COMPETITION
--------------------------------------------------------------------------------

      The Company experiences substantial competition from a number of competitors in each of its markets. The Company believes that it is a market leader in its core products. The principal means of competition in the water systems products and HVAC markets are technology, quality, service and price. AMTROL brand name products generally compete on the basis of technology, quality, service and product line breadth and generally do not compete on the basis of price. No single company competes with AMTROL over a significant number of its product lines. As the Company expands into international markets, it may experience competition from local companies.

EMPLOYEES
--------------------------------------------------------------------------------

      As of December 31, 1998, the Company had approximately 1,875 employees, none of whom were represented by collective bargaining units. AMTROL considers relations with its employees to be good.

ENVIRONMENTAL MATTERS
--------------------------------------------------------------------------------

      Some of the Company's operations generate waste materials that may give rise to liability under environmental laws. Some risk of environmental and other damage is inherent in these operations, and in the past, certain of the Company's operations have been named a party in private actions associated with hazardous waste sites. Based upon the Company's experience in matters that have been resolved and the amount of hazardous waste shipped to off-site disposal facilities by the Company, the Company believes that any share of costs attributable to it will not be material. There can be no assurance that any liability arising from, for example, contamination at facilities the Company (or an entity or business the Company has acquired or disposed of) owns or operates or formerly owned or operated, or locations at which waste or contaminants generated by the Company (or an entity or business the Company has acquired or disposed of) have been disposed of, will not arise or be asserted against the Company or entities for which the Company may be responsible in a manner that could materially and adversely affect the Company.

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

ITEM 2.     PROPERTIES

The following table sets forth information regarding the Company's principal properties each of which is owned by the Company unless otherwise indicated:

LOCATION              SQUARE FOOTAGE                       PRINCIPAL USE
--------              --------------                       -------------
                      (approximate)
West Warwick, RI          270,000      Corporate Headquarters, Manufacturing
                                          All AMTROL Product Lines, Education Center
Guimaraes, Portugal       196,000      Manufacturing Pressure-rated Cylinders
North Kingstown, RI (a)   126,000      Distribution Center for all AMTROL Products
North Kingstown, RI (a)    80,000      Warehouse for Raw Materials And Finished Goods
Donaueschingen, Germany    70,000      Manufacturing Water Heaters
Paducah, KY                46,300      Manufacturing Pressure-rated Cylinders
Mansfield, OH (a)          45,000      Manufacturing and Distribution Center
Baltimore, MD              37,000      Manufacturing Metal Stampings
Kitchener, Ontario(a)      18,400      Distribution
Singapore (a)                 600      Sales Office for Southeastern Asia
England (a)                   400      Administrative Office for Europe and Middle East
Plano, TX                  40,000      Held for Sale
                       ----------
     TOTAL                929,700

(a) Leased facilities

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

ITEM 3.     LEGAL PROCEEDINGS

            From time to time, the Company is named as a defendant in legal actions. These include commercial disputes, agency proceedings and product liability and other claims. Recently, a group of customer plaintiffs commenced a suit on their own behalf and a class of others "similarly situated," captioned KEN'S OIL & BURNER SERVICE, INC., B.F. MURPHY PLUMBING AND HEATING, INC., EARL ALLISON, JOHN WHALEN AND ALL OTHERS SIMILARLY SITUATED VS. AMTROL, INC., filed February 17, 1999 in Essex Superior Court in Massachusetts seeking injunctive relief and unspecified monetary damages alleging breach of warranty, product defects and related claims arising from the sale of certain of the Company's products. The court has not yet determined whether the case may proceed as a class action, and management believes that there is a significant likelihood that the case will not be certified as a class action. In addition, management believes that none of the pending legal actions will have a material adverse effect on the Company's results of operations or its financial condition.

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

ITEM 6.     SELECTED CONSOLIDATED FINANCIAL DATA

The selected consolidated financial data presented below for and as of each of the years and periods in the five-calendar-year period ended December 31, 1998 have been derived from the Consolidated Financial Statements of the Company, including the related notes thereto, which have been audited by Arthur Andersen LLP, independent certified public accountants. The selected consolidated balance sheet data for November 12, 1996 have been derived from unaudited consolidated financial statements of the Company which, in the opinion of management, include all adjustments (consisting only of normal recurring items) necessary for a fair and consistent presentation of such data. The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Results of Operations and of Financial Condition" and with the Consolidated Financial Statements of the Company, including the related notes thereto, appearing elsewhere in this Annual Report.

                                                         PREDECESSOR COMPANY                         SUCCESSOR COMPANY
                                            ----------------------------------------      ---------------------------------------
                                              YEAR ENDED     YEAR ENDED   PERIOD ENDED   PERIOD ENDED    YEAR ENDED     YEAR ENDED
                                             DECEMBER 31,   DECEMBER 31,  NOVEMBER 12,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                 1994           1995          1996         1996(B)          1997           1998
                                              ---------      ---------     ---------      ---------      ---------      ---------
                                                                                (In thousands)
Statement of Operations Data:
  Net sales                                   $ 173,472      $ 172,454     $ 152,193      $  18,628      $ 176,432      $ 202,142
  Cost of goods sold                            123,184        124,303       110,582         16,809(c)     131,180        158,607
  Provision for abnormal warranty costs              --             --            --             --             --          4,500
                                              ---------      ---------     ---------      ---------      ---------      ---------
  Total cost of goods sold                      123,184        124,303       110,582         16,809        131,180        163,107
    Gross profit                                 50,288         48,151        41,611          1,819         45,252         39,035
  Selling, general and
    administrative expenses                      30,402         29,943        25,796          3,508         25,723         27,827
  Plant closing and reorganization costs             --          3,825            --             --          5,500          4,450
  Management restructuring                           --             --            --             --             --          3,693
  Amortization of goodwill                           --             --            --            313          3,995          4,446
  Other operating expenses                           --             --            --          1,000             --             --
                                              ---------      ---------     ---------      ---------      ---------      ---------
  Income (loss) from operations                  19,886         14,383        15,815         (3,002)        10,034         (1,381)
  Interest (expense) income, net                     (7)            60            53         (2,224)       (18,256)       (20,344)
  License and distributorship fees                  254            258           181             25            245            242
  Other income (expense), net                      (179)            65          (175)           (99)           299          1,384
                                              ---------      ---------     ---------      ---------      ---------      ---------
      Income (loss) before provision
     (benefit) for income taxes                  19,954         14,766        15,874         (5,300)        (7,678)       (20,099)
  Provision (benefit) for income taxes            7,683          5,681         6,152         (1,956)           (30)        (6,728)
                                              ---------      ---------     ---------      ---------      ---------      ---------
  Net income (loss)                           $  12,271      $   9,085     $   9,722      $  (3,344)     $  (7,648)     $ (13,371)
                                              =========      =========     =========      =========      =========      =========

Other Data:
  Depreciation and amortization               $   4,330      $   4,673     $   4,586      $     598      $  11,541      $  13,147
  Capital expenditures                            4,902          5,492         9,260          1,662          8,489          9,858
  EBITDA (a)                                     24,470         23,139        20,582         (2,379)        26,886         29,804

Balance sheet data (at period end):
  Working capital                             $  37,293      $  43,303     $  41,778      $  33,346      $  22,675      $   6,642
  Total assets                                   91,634         93,909        96,280        253,828        291,945        300,667
  Long-term debt, less current maturities         2,381             --            --        159,175        184,164        173,023
  Shareholders' equity                           64,174         70,206        75,783         65,982         58,049         65,948

(a) EBITDA represents income (loss) from operations before plant closing charges, plus depreciation and amortization and license and distributorship fees. EBITDA shown in 1998 excludes costs associated with the restructuring and reorganization plan, incremental production inefficiencies and the abnormal warranty provision. EBITDA is presented because it is a widely accepted indicator of a company's ability to incur and service indebtedness. EBITDA (subject to certain adjustments) will be used to determine compliance with certain covenants in the Indenture. EBITDA, however, should not be considered as an alternative to net income, as a measure of the Company's operating results, or as an alternative to cash flow as a measure of liquidity.

(b) Adjusted to reflect a change in the method of determining inventory cost from the LIFO method to the FIFO method.

(c) Reflects a $1.0 million charge related to the upward revision of the Company's Workers' Compensation reserve estimate.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

      The discussion in this section should be read in conjunction with the Consolidated Financial Statements of the Company included elsewhere herein.

      This Annual Report includes "forward-looking statements" within the meaning of the securities laws. All statements other than statements of historical facts included in this Annual Report regarding the Company's financial position and cost cutting and strategic plans are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from such expectations include, but are not limited to, the Company's ability to successfully implement its new business strategy and to achieve the estimated cost savings, the availability and cost of raw materials, changes in government regulation or enforcement policies, particularly related to refrigerant gases, development of competing technologies, acceptance of the Company's existing and planned new products in international markets, competition in the Company's markets, the rate of growth of developing economies and demand for the Company's products, the ability of the Company and its vendors to successfully implement their year 2000 compliance initiatives, the ultimate cost of future warranties and claims and general economic, financial and business conditions, both domestically and internationally.

SIGNIFICANT DEVELOPMENTS
--------------------------------------------------------------------------------

      Following the acquisition of the Company by affiliates of Cypress in 1996, management began the execution of a new strategic plan to reduce costs and capitalize on AMTROL's position as a technological and market leader. Consistent with this strategy, in 1997 the Company sold its less profitable American Granby accessory business and its Peru, Indiana production facility and the related pump business. In addition, the Company closed manufacturing facilities in Singapore and Nashville, Tennessee and consolidated manufacturing activities at those plants into other AMTROL facilities.

      In July 1997, AMTROL acquired Petroleo Mecanica ALFA, S.A. ("ALFA") based in Guimaraes, Portugal. ALFA is Europe's largest manufacturer of reusable steel gas cylinders used to store cooking, heating and refrigerant gases. The acquisition of ALFA provides the Company with a significant low-cost manufacturing base for AMTROL products for distribution in Europe and the Far East.

      In June 1998, the Company acquired NOVA Wassererwarmer GmbH ("NOVA") located in Donaueschingen, Germany. NOVA manufactures high-end residential and commercial water heaters which are marketed primarily in Germany, Switzerland and Austria. This acquisition provides AMTROL with expanded manufacturing and distribution capabilities in central Europe, in addition to the opportunity to offer many of AMTROL's complementary hydronic heating and water systems products in the European market.

      The Company expects to integrate its international water and HVAC systems business with the manufacturing and distribution operations of ALFA and NOVA. For example, in 1998, the Company transferred to ALFA the non-returnable gas cylinder production line previously located in Singapore and began supplying from ALFA certain European and Asian gas cylinder customers previously supplied from the United States. The Company is exploring opportunities for NOVA to manufacture new lines of water heaters designed specifically for certain markets in North America.

      During the second quarter of 1998, the Company adopted a plan of restructuring and reorganization (the "Plan") to address several adverse developments in its North American operations. The Plan addresses necessary changes in the Company's West Warwick, Rhode Island facility to improve the productivity of the production lines transferred from its Nashville, Tennessee facility in 1997, discontinuance of certain product lines and recognition of the resulting decline in inventory value for the products impacted, and replacement of certain senior executives and others on the management team. The Company also determined that mitigating actions intended to reduce the level of warranty returns associated with a product manufactured in 1995/1996 had not reduced warranty claims relating to this product to the extent expected and that an additional warranty provision was required. Costs associated with the Plan, manufacturing inefficiencies related to the relocated production lines, and the additional warranty provision aggregated $17.4 million and have been reflected in the accompanying financial statements.

      The Company recently completed the implementation of an Enterprise Resource Planning ("ERP") system, based on an Oracle database platform, to support its North American operations. This new system will provide the Company with a wide range of operational and administrative efficiencies, will enable the Company to deliver world class service to its customers, and will provide much improved daily, weekly and monthly operational and financial information to help the Company monitor and react to developments in its business.

OVERVIEW
--------------------------------------------------------------------------------

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

      SALES. Sales of the Company's HVAC products accounted for approximately 60% of the Company's total sales in 1998, with the balance represented by sales of water systems products. While the percentage of North American HVAC sales to total North American sales has been fairly constant, the acquisition of ALFA and NOVA, which supply the HVAC market, and the disposition of American Granby, which supplied the water systems market, caused a decrease in the percentage of the Company's business represented by water systems sales starting in 1997.

      The Company's HVAC products include indirect-fired water heaters and water expansion accumulators for hydronic heating systems, non-returnable pressure-rated cylinders for refrigerant gas and returnable cylinders for cooking, heating and refrigeration gases. AMTROL believes it has opportunities to increase its sales in Europe, currently the world's largest hydronic heating market, through a combination of new products and strategic acquisitions, such as the 1997 acquisition of ALFA and the 1998 acquisition of NOVA. ALFA, based in Guimaraes, Portugal, provides the Company with a low-cost manufacturing base conveniently situated for distribution of AMTROL's products in Europe, the Middle East and Africa. NOVA provides the Company with the opportunity to distribute its hydronic heating and water systems products in the European market.

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

      The Company has significantly reduced its manufacturing cost base in recent years by closing less efficient plants or plants with redundant, excess capacity. Production at the closed facilities has been transferred to other existing production plants with the anticipated effect of lowering the Company's total cost structure and increasing the absorption of fixed manufacturing overhead through higher production volume at the remaining plants. The Company closed plants in Singapore and Nashville, Tennessee in 1997. Production of water systems products at the Nashville facility has been transferred to the Company's West Warwick, Rhode Island facility, and production of disposable gas containers at the Singapore facility has been transferred to the Company's ALFA facility in Portugal. In the past, and particularly in 1998, the Company has experienced certain inefficiencies and additional costs as it assimilates the transferred production into other facilities, and such costs have often delayed the realization of expected savings associated with the transfer. The costs involved in closing the Nashville facility and starting production in West Warwick were higher than anticipated due to unexpected retrofitting and reconditioning required for the relocated equipment, damage to equipment during shipment, and delays in preparing the Nashville building for sale. The Company recorded charges in 1998 relating to the incremental costs associated with the Nashville closure and production relocation approximating $7.8 million (including $3.3 million of production inefficiencies included in cost of goods sold). The additional costs and inefficiencies associated with relocating the Nashville production to the West Warwick facility were substantially eliminated by the end of 1998 and the Company expects significant improvement in efficiencies in 1999 and beyond as a result of the consolidation of these facilities.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Part of the Company's strategic focus has been to reduce operating costs. As a result, selling, general and administrative expenses as a percentage of sales have decreased from 17.8% in 1996 to 13.8% in 1998. A significant portion of the cost decrease has been achieved through personnel reductions associated with the elimination of redundant and unnecessary functions. Position eliminations at the Company's corporate headquarters have resulted in an approximate 25% headcount reduction since 1996. The Company will continue to rationalize operating costs to take advantage of improved information systems and technology.

RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

      The following table sets forth, for the periods indicated, the percentage relationship to net sales of certain items included in the Company's statement of operations:

                                                      YEAR ENDED DECEMBER 31,
                                                     ----- -------------------
                                                      1996      1997      1998
                                                     -----     -----     -----
Net Sales                                            100.0%    100.0%    100.0%
Cost of Goods Sold                                    74.6      74.4      78.5
Provision for Abnormal Warranty Costs                   --        --       2.2
                                                     -----     -----     -----
Total Cost of Goods Sold                              74.6      74.4      80.7
Gross Profit                                          25.4      25.6      19.3
Selling, General and Administrative Expenses          17.8      14.6      13.8
Plant Closing and Reorganization Costs                  --       3.1       2.2
Management Restructuring                                --        --       1.8
Amortization of Goodwill                               0.1       2.3       2.2
                                                     -----     -----     -----
Income (Loss) from Operations                          7.5       5.6      (0.7)
Interest Expense                                      (1.3)    (10.3)    (10.2)
Interest Income                                         --        --        --
Other Income, net                                       --       0.4       1.0
                                                     -----     -----     -----
Income (Loss) before Provision (Benefit)
     for Income Taxes                                  6.2      (4.3)     (9.9)
Provision (Benefit) for Income Taxes                   2.5        --      (3.3)
                                                     =====     =====     =====
Net Income (Loss)                                      3.7%     (4.3%)    (6.6%)
                                                     =====     =====     =====

      The comparability of results for the above years is impacted by certain acquisitions and disposals, plant closings and restructuring and reorganization in 1997 and 1998. Where possible, the impact of these items on particular areas of operating results has been explained in the remainder of this section.

      The percentage of sales, adjusted to exclude American Granby sales in all years, comprised by the Company's water systems and HVAC products for the periods indicated is listed below:

                                           1996          1997          1998
                                          -----         -----         -----
HVAC Total                                 49.7%         53.8%         60.5%
Water Systems                              50.3%         46.2%         39.5%
                                          -----         -----         -----
     Gross Sales                          100.0%        100.0%        100.0%
                                          =====         =====         =====

      The amounts and percentage relationships in the above tables for 1996 combine the results of the predecessor for the period ended November 12, 1996 and the results of the successor for the period ended December 31, 1996. The increase in the HVAC percentage of total sales in 1998 is due to the inclusion of NOVA sales since June 8, 1998 and a full year of ALFA sales.

      COMPARABILITY OF FINANCIAL STATEMENTS. The consolidated financial statements of the Company for the periods prior to November 13, 1996 have been prepared on the historical cost basis. The Merger was accounted for as a purchase transaction. Operating results subsequent to the Merger are comparable to prior periods, with the exception of cost of sales (due to a $ 1.0 million charge in 1996 related to the reserve estimate and a $2.7 million inventory charge), and purchase accounting related changes due to depreciation expense, amortization of intangible assets and capitalized in-process research and development.

FISCAL YEAR ENDED DECEMBER 31, 1998 COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 1997.

      NET SALES. Net sales increased $25.7 million or 14.6% in 1998 to $202.1 million from $176.4 million in 1997. This increase is mainly attributable to the full year inclusion of ALFA and the addition of NOVA in June 1998, both of which are partially offset by the sale in 1997 of American Granby. Net 1998 sales in North America, adjusted for certain markets transferred to ALFA in 1998 and the sale of American Granby in 1997, were essentially even with 1997. Water systems sales recovered in the last half of 1998 after being lower earlier in the year due to production disruptions caused by unanticipated delays in relocating water system production from Nashville to West Warwick, Rhode Island.

      GROSS PROFIT. Gross profit declined $6.2 million in 1998 to $39.0 million from $45.2 million in 1997. As noted earlier in this section, the comparison of gross profit from 1998 to 1997 is impacted by the recent acquisitions of ALFA and NOVA and the 1997 disposition of American Granby. Excluding these acquisitions and disposition, gross profit would have decreased $9.9 million primarily due to: (i) special warranty charges recorded in 1998 and (ii) manufacturing inefficiencies associated with relocating production of large water systems. The Company recorded abnormal warranty costs of $4.5 million relating primarily to a product manufactured in 1995/1996. The circumstances creating the abnormal warranty costs have since been corrected but the Company is still experiencing higher than normal warranty claims for these products sold in previous periods. Furthermore, the Company incurred increased production costs of approximately $3.3 million resulting from difficulties in achieving efficient production levels on the production lines relocated to West Warwick from Nashville. Increased production costs include higher labor, maintenance and scrap, as well as factory overhead. The Company believes that incremental manufacturing inefficiencies associated with the relocation of the Nashville production were essentially eliminated by the end of 1998.

      As a percentage of sales, gross profit in 1998 decreased to 19.3% from 25.6% in 1997. Without the acquisitions and disposition, warranty charges and manufacturing inefficiencies, the 1998 gross profit percentage would have been approximately even with 1997.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $2.1 million or 8.2% in 1998 to $27.8 million from $25.7 million in 1997. As a percentage of sales, SG&A expenses were 13.8% in 1998 compared to 14.6% in 1997. As noted earlier in this section, the comparison of 1998 to 1997 is impacted by the recent acquisitions of ALFA and NOVA and the 1997 disposition of American Granby. Also, SG&A includes $0.4 million of expenses incurred in 1998 relating to an acquisition which was not completed and consulting costs of $0.9 million relating to outside consultants engaged to help facilitate and execute the Plan of Restructuring and Reorganization. Without ALFA and NOVA, the cost of the failed acquisition and additional consulting charges, SG&A would have decreased $2.4 million or 9.8%.

      PLANT CLOSING AND REORGANIZATION COSTS. The Company transferred certain production lines from its Nashville facility to its West Warwick, Rhode Island facility in December 1997. In connection with the relocation, the Company incurred incremental plant closing costs in 1998 of $4.5 million resulting from unexpected retrofitting and reconditioning required for the relocated equipment, damage to equipment during shipment, and delays in preparing the Nashville building for sale. This amount has been reflected in the accompanying financial statements.

      MANAGEMENT RESTRUCTURING. The Company, in connection with its Plan of Restructuring and Reorganization, has discontinued certain product lines and has taken actions to reduce the number of variations offered on many of its products, thereby reducing inventory levels. Certain members of senior management have left the Company in connection with the Plan. The unrecoverable cost of discontinued inventory and the cost of programs to reduce the number of product offerings, combined with the cost of post employment benefits for departing executives, aggregates $3.7 million and has been reflected in the accompanying financial statements. Included in selling, general and administrative costs are $0.9 million relating to outside consultants engaged to assist with the execution of the Plan.

      INCOME (LOSS) FROM OPERATIONS. For the reasons set forth above, income/(loss) from operations decreased $11.4 million to ($1.4) million in 1998 from $10.0 million in 1997. As noted earlier in this section, the comparison of 1998 to 1997 is impacted by the recent acquisitions of ALFA and NOVA and the 1997 disposition of American Granby, as well as the plant closing and reorganization costs, management restructuring and abnormal warranty costs. Excluding the effects of these items, income from operations would have increased approximately $4.5 million.

      EARNINGS BEFORE INTEREST EXPENSE, TAXES, DEPRECIATION AND AMORTIZATION (EBITDA). EBITDA in 1998, before costs associated with the restructuring and reorganization plan, incremental production inefficiencies and the abnormal warranty provision, amounted to $29.8 million, compared to $26.9 million in 1997, an increase of $2.9 million or 10.8%.

      EBITDA represents income (loss) from operations plus depreciation and amortization, license and distributorship fees, and other income related to operations. EBITDA is presented because it is a widely accepted indicator of a company's ability to incur and service indebtedness. EBITDA (subject to certain adjustments) will be used to determine compliance with certain covenants in the Indenture governing the Company's Senior Subordinated Notes. (See "Liquidity and Capital Resources"). EBITDA, however, should not be considered as an alternative to net income, as a measure of the Company's operating results or as an alternative to cash flow as a measure of liquidity.

      INTEREST INCOME (EXPENSE), NET. Net interest expense increased $2.1 million in 1998 from 1997 due to higher debt levels earlier in 1998, the inclusion of a full year of ALFA in 1998 and the inclusion of NOVA for seven months in 1998.

      INCOME TAXES. Income tax benefit increased $6.7 million in 1998 as compared to 1997.

      NET INCOME. The net loss in 1998 of $13.4 million compares to a net loss of $7.6 million in 1997.

FISCAL YEAR ENDED DECEMBER 31, 1997 COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 1996.

      NET SALES. Net sales in 1997 increased $5.6 million or 3.3% to $176.4 million from $170.8 million in 1996. This increase was primarily due to $17.8 million of sales attributable to ALFA, partially offset by the absence of American Granby's sales for eight months in 1997. Excluding the impact of the sale of American Granby, net comparable sales attributable to the Company's water systems products were virtually flat in 1997. Net sales of HVAC products, with ALFA included in 1997, increased $17.3 million compared to 1996. Without ALFA, HVAC sales would have been essentially the same in both years. Container product sales for the year increased approximately $1.2 million, resulting from higher volumes, while net sales of other HVAC products decreased $1.7 million. The decrease was partly caused by a high level of hot water maker product returns resulting from an abnormal warranty problem, the causes of which have since been corrected. In addition, the sale of the Company's Peru, Indiana production facility and the related pump business in May 1997 resulted in the discontinuation of a number of products, further contributing to the decline HVAC net sales.

      GROSS PROFIT. Excluding the impact of the retroactive LIFO adjustment of $1.7 million (see Note 8 to the Financial Statements), gross profit increased $0.1 million or 0.2% in 1997 to $45.2 million from $45.1 million in 1996. As a percentage of sales, gross profit in 1997 decreased to 25.6% from 26.4% in 1996. The inclusion of the operating results of ALFA deflated the gross margin percentage in 1997 as the margins on reusable steel gas cylinders produced at this facility are lower than many other AMTROL products. Excluding ALFA and American Granby, gross profit in 1997 decreased $1.3 million (or 3.2%) to $41.2 million from $42.5 million in 1996, and as a percentage of sales decreased to 27.3% from 28.1% in 1996. The lower margin percentage this year was the result of: (i) unusually high warranty returns associated with an abnormal warranty problem that has since been corrected; (ii) unanticipated higher costs associated with the Singapore production facility through the end of August (when the facility was closed); and (iii) inefficiencies associated with the disruption of the manufacturing process during installation of certain major upgrades to manufacturing equipment and processes in 1997.

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

      INCOME FROM OPERATIONS. For the reasons set forth above, income from operations decreased $2.8 million in 1997 ($4.5 million excluding the retroactive LIFO adjustment) to $10.0 million (after plant closing charges of $5.5 million) from $12.8 million in 1996. The inclusion of ALFA in the results for 1997 increased operating income by $1.9 million. Excluding the effects of goodwill amortization, plant closing charges and the acquisition of ALFA on 1997 results, and the retroactive LIFO adjustment, the effect of the write-off of capitalized in-process research and development and goodwill on 1996 results, operating income in 1997 would have increased $1.8 million (or 11.4%) to $17.6 million from $15.8 million in 1996.

      EARNINGS BEFORE INTEREST EXPENSE, TAXES, DEPRECIATION AND AMORTIZATION (EBITDA) EBITDA in 1997 was $26.9 million compared to $19.9 million in 1996 (excluding the $1.7 million retroactive LIFO adjustment), an increase of $7.0 million.

      INTEREST INCOME (EXPENSE), NET. Net interest expense increased $16.1 million in 1997 from 1996 due to borrowing costs related to the financing of the Merger.

      INCOME TAXES. Income tax expense decreased $4.2 million in 1997 ($4.9 million excluding the retroactive LIFO adjustment) as compared to 1996.

      NET INCOME (LOSS). The net loss in 1997 of $7.6 million compares to net income in 1996 of $6.4 million, an absolute change of $14.0 million ($15.1 million excluding the retroactive LIFO adjustment).

LIQUIDITY AND CAPITAL RESOURCES
--------------------------------------------------------------------------------

      The Company's cash flows from operating activities were approximately $14.7 million, $3.7 million and $1.5 million for the years ended December 31, 1996, 1997 and 1998, respectively.

      The Company's cash balance increased $0.6 million at December 31, 1998 to $1.1 million from $0.5 million in 1997. Although the Company has available up to $30 million from its revolving credit facility to meet short-term working capital needs, it uses its excess cash to keep borrowing under the revolver to a minimum. Amounts available under the revolver approximated $27.0 million at December 31, 1998.

      Working capital at December 31, 1998 was $6.6 million and the ratio of current assets to current liabilities was 1.1 to 1.0. This compares with working capital of $22.7 million in 1997 and a current ratio of 1.5 to
      1.0. The decrease in working capital was the result of a working capital optimization program implemented in 1998 which focused on, in the area of inventory, eliminating redundant, low volume products and maintaining optimum levels of high volume products and, in the area of accounts receivable, increasing the collection effort on customers who exceed their payment terms and eliminating non-standard terms offered to a number of customers. The decrease in working capital was primarily comprised of lower accounts receivable of $1.2 million, a decrease in inventory of $5.3 million, an increase in accounts payable of $5.5 million and an increase in notes payable to banks of $6.3 million. The Company achieved lower inventory and accounts receivable in 1998 even with significantly higher operations at its ALFA facility and the addition of NOVA in 1998.

      Capital expenditures were $10.9 million, $8.5 million and $9.9 million in the years ended December 31, 1996, 1997 and 1998, respectively. These expenditures related primarily to ongoing maintenance and upgrading of the Company's manufacturing technology. Significant expenditures in 1998 included approximately $2.0 million at ALFA to improve productivity and approximately $3.0 million to improve the productivity of the production lines relocated to West Warwick, Rhode Island from Nashville. Total capital expenditures are expected to be approximately $8.5 million in 1999 and $8.0 million in 2000.

      Upon consummation of the Merger on November 13, 1996, the Company became party to the Bank Credit Facility. The Bank Credit Facility was amended in June and December 1997, primarily to permit the acquisition of ALFA, to convert borrowings under the Company's revolving credit facility in connection with the ALFA acquisition to additional Tranche B Term Loans and to permit the closure of the Nashville, Tennessee production facility. It was amended again in July 1998 to allow for the early repayment of a portion of the principal outstanding and to modify certain covenants to be more in line with the Company's business plans. In connection with the amendment to the bank Credit Facility, the company repaid $20.5 million on August 3, 1998. The Bank Credit Facility, as amended, (the "Facility") consists of $54.4 million of senior term loans (the "Term Loans") and a $30.0 million revolving credit facility (the "Revolving Credit Facility"). A portion ($10.2 million) of the Term Loans (the "Tranche A Term Loans") will mature on May 13, 2002, with quarterly amortization payments during the term of such loans. The remainder ($44.2 million) of the Term Loans (the "Tranche B Term Loans") will mature on May 13, 2004, with nominal quarterly amortization prior to the maturity of the Tranche A Term Loans and with the remaining amounts amortizing on a quarterly basis thereafter. The Revolving Credit Facility includes a sublimit providing for up to $20.0 million of availability on a revolving credit basis to finance permitted acquisitions. The commitments under the Revolving Credit Facility and the acquisition sublimit will each reduce by $5.0 million on November 13, 2000 and $10.0 million on November 13, 2001. The Revolving Credit Facility will mature on May 13, 2002. The Bank Credit Facility is secured by substantially all assets of the Company and its domestic subsidiaries.

      In connection with the Merger, AMTROL issued $115.0 million of Senior Subordinated Notes due 2006 (the "Notes") issued under an Indenture dated as of November 13, 1996. The Notes are unsecured obligations of AMTROL. The Notes bear interest at a rate of 10.625% per annum and are payable semi-annually on each June 30 and December 31 commencing on June 30, 1997. The Notes are redeemable at the option of AMTROL on or after December 31, 2001. From and after December 31, 2001, the Notes will be subject to redemption at the option of AMTROL, in whole or in part, at various redemption prices, declining from 105.313% of the principal amount to par on and after December 31, 2003. In addition, on or prior to December 31, 1999, the Company may use the net cash proceeds of one or more public equity offerings to redeem up to 35% of the aggregate principal amount of the Notes originally issued at a redemption price of 110.625% of the principal amount thereof plus accrued interest to the date of redemption. Upon a "Change of Control" (as defined in the Indenture), each Note holder has the right to require the Company to repurchase such holder's Notes at a purchase price of 101% of the principal amount plus accrued interest. The Indenture contains certain affirmative and negative covenants and restrictions. As of December 31, 1998, AMTROL is in compliance with the various covenants of the Indenture.

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

      On July 31, 1998, the Cypress Group L.L.C. and members of senior management contributed an additional $20.5 million of new equity into the Company's parent, AMTROL Holdings, Inc. In turn, AMTROL Holdings, Inc. contributed a like amount to the Company. The Company used the additional capital contribution primarily to repay borrowings under the Company's Bank Credit Agreement.

INFLATION
--------------------------------------------------------------------------------

      The Company believes that inflation does not have a material effect on its results of operations or financial condition. To insulate against fluctuating prices, the Company has negotiated annual contracts with suppliers of certain key raw materials (primarily steel) for a significant percentage of its expected usage through 1999.

RECENT ACCOUNTING PRONOUNCEMENTS
--------------------------------------------------------------------------------

      There are no recent accounting pronouncements not yet implemented by the Company which will materially impact the Company's financial position or results of operations.

YEAR 2000 COMPLIANCE
--------------------------------------------------------------------------------

      The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have time-sensitive software may recognize a date using "00" as the Year 1900 rather than the Year 2000. The Company has recently completed the implementation of a new Enterprise Resource Planning System ("ERP") in its West Warwick, Rhode Island corporate headquarters. The ERP, in addition to providing the Company with a wide-range of operational and administrative efficiencies, supports most of the Company's North American operations and ensures that virtually all of the Company's core business systems are Year 2000 compliant. All remaining business software programs are expected to be made Year 2000 compliant by mid-1999, including those supplied by vendors, or they will be retired. The cost to remediate possible exposures resulting from the Year 2000 problem cannot be distinguished from the overall cost of the ERP which approximated $3.0 million as of the end of 1998. Costs to remediate Year 2000 exposures other than costs incurred in connection with the ERP are not material.

      The Company communicated with its most significant suppliers to determine the extent to which the Company's interface systems are vulnerable to those third parties' failure to remediate their own Year 2000 issues. The Company has also communicated with its large customers to assess the same issue. While there can be no guarantee that the systems of other companies on which the Company's system rely will be timely converted and will not have an adverse effect on the Company's systems, the Company does not believe that its operations are materially vulnerable to the failure of any vendor or customer to properly address the Year 2000 issue. The Company believes it has no exposure to contingencies related to the Year 2000 issue for the products it has sold.

      The Company has also initiated formal communications with the vendors supplying manufacturing equipment utilizing hardware, software and associated embedded computer chips. It estimates that this portion of its Year 2000 compliance program will be completed by the third quarter of 1999.

      The failure to correct a material Year 2000 problem could result in an interruption in, or failure of, certain normal business activities or operations. Such failures could materially and adversely affect the Company's results of operations, liquidity and financial condition. The Company believes that the successful implementation of the ERP supporting the Company's North American operations in 1998 has substantially mitigated the most pervasive risks to the Company resulting from Year 2000 related computer failures. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third-party suppliers and customers, the Company is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on the Company's results of operations, liquidity or financial condition. The aforementioned steps being undertaken by the Company are expected to significantly reduce the Company's level of uncertainty about the Year 2000 problem and, in particular, about the Year 2000 compliance and readiness of its material suppliers and customers.

      The Company has developed a contingency plan to address exposures to its business resulting from possible Year 2000 problems. Because its core systems have been made Year 2000 compliant already, the Company's contingency plan primarily addresses identifying alternate sources for key materials and supplies in the event that the Company's primary vendors are not able to supply the Company in a timely fashion. For most such materials and supplies, alternate sources have already been identified. The Company believes that, with the recent implementation of the ERP and the other steps being taken, the possibility of significant interruptions of normal operations should be reduced.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

      The Company is exposed to market risk related to foreign currency exchange rates and changes in interest rates, but the impact on 1998 and the expected impact on 1999 operating results is not material. The Company currently does not use financial or other derivative instruments to hedge its foreign currency exposures, which relate primarily to its operations in Portugal and Germany. Because a significant portion of its Portuguese revenues are denominated in U.S. dollars, the Company's net earnings from its Portuguese operation, when translated into U.S. dollars, are not significantly exposed to currency fluctuations. While its German operations are primarily denominated in German Marks which, when translated into U.S. Dollars, can result in higher or lower earnings due to currency fluctuations, a 10% fluctuation in the exchange rate between Marks and Dollars would have less than a .5% impact on expected 1999 EBITDA. The Company believes that its cash flow exposure resulting from its net foreign currency denominated asset positions in both Portugal and Germany is not material.

      The rate of interest on borrowings under the Company's Bank Credit Agreement is variable and ranges from: (i) a base rate which is equal to the higher of the federal funds rate plus .5% or the bank's prime lending rate plus an applicable spread of .75% to 2.0% to (ii) a Eurodollar rate plus an applicable spread of from 1.75% to 3.0% (in both cases based on the type of loan and the Company's leverage ratio at the time). The Company has the option of selecting the interest period (one, two, three, six, nine or twelve months) for Eurodollar based loans. The following table summarizes the interest rates in effect for the various facilities under the Company's Bank Credit Agreement as of December 31, 1998 (in thousands):

                                                               1999
                                                  ------------------------------
                                                  1st Qtr.   2nd Qtr.   3rd Qtr.
Tranche A                                         $10,200    $ 9,896    $ 9,594
Applicable interest rate                             7.44%      7.44%      7.44%

Tranche B                                         $44,238    $44,123    $44,008
Applicable interest rate                             7.94%      7.94%      7.94%

Revolver                                          $ 3,000
Applicable interest rate                             7.44%

      The interest rate has not been determined for any amounts due under the Bank Credit Agreement beyond the third quarter of 1999. The Company has entered into an interest rate swap agreement to limit a portion of its exposure to fluctuating interest rates. Under the agreement, the Company will pay or receive the difference between the floating three month LIBOR rate and a fixed LIBOR rate, applied to a notional amount of $15 million. The fixed LIBOR rate is 5.65% in 1999, 5.75% in 2000 and 5.85% thereafter until maturity of the agreement on June 30, 2004. The Company's $115 million of Senior Subordinated Debentures are not subject to market risk since the rate of interest on these securities is fixed until maturity in 2006.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

            The index to financial statements is included on page 35 of this report.

ITEM 9.     CHANGES IN THE DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE

            None.

                                    PART III

--------------------------------------------------------------------------------

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

The following table sets forth certain information regarding each of the directors and executive officers of the Company:

               NAME              AGE                   POSITION
               ----              ---                   --------
         John P. Cashman         58        Chairman of the Board

         Albert D. Indelicato    48        President, Chief Executive Officer
                                           and Director

         Edward J. Cooney        51        Executive Vice President, Sales and
                                           Marketing

         Thomas Sturiale         62        Executive Vice President,
                                           Operations and Technology

         Larry T. Guillemette    43        Executive Vice President, Marketing
                                           and Business Development

         Christopher A. Laus     40        Vice President, Quality and
                                           Reengineering

         Donald W. Reilly        40        Vice President, Chief Financial
                                           Officer and Treasurer

         Andrew M. Massimilla    57        Director

         David P. Spalding       44        Director

         James A. Stern          48        Director

         Anthony D. Tutrone      34        Director

John P. ("Jack") Cashman became Chairman of the Board upon the Merger and served also as Chief Executive Officer and President until Mr. Indelicato joined the Company in July 1998. From 1989 until March 1996, Mr. Cashman served as Chairman and Co-Chief Executive Officer of R. P. Scherer Corporation ("R. P. Scherer"). Mr. Cashman joined R. P. Scherer concurrent with that company's leveraged buyout in 1989.

Albert D. Indelicato, President and Chief Executive Officer, joined the Company in July 1998. From 1996 to 1998, he was President of Litorale Holdings, Inc., a consulting firm specializing in acquisitions. From 1970 to 1996, Mr. Indelicato served in various managerial capacities of Power Control Technologies and its predecessor companies, including most recently as Chief Executive Officer and Director.

Edward J. Cooney, Executive Vice President-Sales and Marketing, joined the Company in 1978. Mr. Cooney served as Chief Financial Officer from 1991 to 1998 and as Treasurer from 1982 to 1998, as Senior Vice President-Operations from 1988 to 1991, and as Vice President from 1985 to 1988.

Thomas Sturiale, Executive Vice President-Operations and Technology, joined the company in 1998. From 1992-1998, he was President of Neles-Jamesbury, Inc.

Donald W. Reilly, Vice President, Chief Financial Officer, and Treasurer, joined the Company in 1997 serving as Vice President-Finance from 1997 to 1998. From May 1992 to October 1997, he was Director of Finance and Corporate Controller of the A. T. Cross Company.

Larry T. Guillemette, Executive Vice President-Marketing and Business Development, joined the Company in 1998. From 1991 to 1998, Mr. Guillemette was President and Chief Executive Officer of Balcrank Products, Inc.

Andrew M. Massimilla became a director of the Company in June 1998. Mr. Massimilla has been the sole proprietor of a consulting firm providing management consulting services to various businesses since 1991. He also serves as a director of Standard Motor Products Company, a New York Stock Exchange Company.

David P. Spalding became a director of the Company upon the Merger. Mr. Spalding has been Vice Chairman of Cypress since its formation in April 1994. Prior to joining Cypress, he was Managing Director in the Merchant Banking Group of Lehman Brothers Inc. since February 1991. Mr. Spalding is also a director of Lear Corporation, William Scotsman, Inc., and Frank's Nursery & Craft, Inc.

James A. Stern became a director of the Company upon the Merger. Mr. Stern has been Chairman of Cypress since its formation in April 1994. Prior to joining Cypress, Mr. Stern spent his entire career with Lehman Brothers Inc., most recently as head of the Merchant Banking Group. Mr. Stern is a director of Noel Group, Inc., Lear Corporation, Cinemark USA, Inc., R.P. Scherer, Genesis ElderCare Corp., Wesco International Inc. and Frank's Nursery & Craft, Inc.

Anthony D. Tutrone became a director of the Company upon the Merger. Mr. Tutrone is a managing director of Cypress and has been a member of the firm since its formation in April 1994. Prior to joining Cypress, he was a member of the Merchant Banking Group of Lehman Brothers, Inc. Mr. Tutrone is also a director of Wesco International Inc.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934.
--------------------------------------------------------------------------------

Not applicable

ITEM 11.    EXECUTIVE COMPENSATION

The following table summarizes the compensation paid or accrued by the Company to its Chief Executive Officer and the four other most highly compensated executive officers who earned more than $100,000 in salary and bonus in 1998 in each case for services rendered in all capacities to the Company during the three year period ended December 31, 1998:

                            SUMMARY COMPENSATION TABLE
                            --------------------------
                                                      LONG TERM
                                       ANNUAL        COMPENSATION
                                  COMPENSATION (a)      AWARDS
                                  ----------------      ------
                                                      SECURITIES      ALL OTHER
   NAME AND PRINCIPAL             SALARY              UNDERLYING    COMPENSATION
        POSITION           YEAR     (b)     BONUS    OPTIONS/SARS        (c)
        --------           ----     ---     -----    ------------        ---
John P. Cashman            1998  $453,200     --          --          $15,215
Chairman (d)               1997   440,000   49,720    44,796 (e)       17,000
                           1996     --        --          --             --

Albert D. Indelicato (h)   1998   132,692  130,000        --            1,406
President and Chief        1997     --        --          --             --
Executive Officer          1996     --        --          --             --

Edward J. Cooney           1998   185,400   10,000        --            3,940
Executive Vice President-  1997   180,000   20,340     6,838 (f)        8,862
Sales and Marketing        1996   169,329   44,010    12,000 (g)        8,795

Thomas Sturiale (h)        1998   113,336   25,000        --             --
Executive Vice             1997     --        --          --             --
President-Operations and   1996     --        --          --             --
Technology

Donald W. Reilly (h)       1998   134,615  25,000         --            1,483
Vice President-            1997    22,500   20,000        --               47
Chief Financial Officer    1996     --        --          --             --

(a) Any prequisites or other personal benefits received from the Company by any of the named executives were substantially less than the reporting thresholds established by the Securities and Exchange Commission (the lesser of $50,000 or 10% of the individual's cash compensation).

(b)   Includes portion of salary deferred under the Company's 401(k) Plan.

(c) Amounts paid in 1998 include the Company's contributions under the Company's 401(k) Plan in the amount of $15,215, $1,038, $2,500 and $1,194 for Messrs. Cashman, Indelicato, Cooney, and Reilly, respectively, and premiums paid by the Company with respect to term life insurance purchased for such executive officers in the amount of $368, $1,440 and $289 for Messrs. Indelicato, Cooney and Reilly, respectively.

(d) Mr. Cashman joined the Company on November 13, 1996, upon consummation of the Merger, but received no compensation until 1997.

(e) These are non-qualified options to purchase common stock of Holdings, the parent corporation of AMTROL. These options are immediately exercisable. Shares purchased under the options are subject to repurchase by Holdings at the exercise price upon certain circumstances. Options for 22,398 shares are released from restrictions based upon continued employment, with 7,454 shares released immediately and 14,944 shares released in 32 equal monthly installments through August 2000. As of December 31, 1998, share options released from restrictions amounted to 13,058. As of December 31, 1998, vested incentive stock options amounted to 1,999. Options for 22,398 shares are released from restrictions based upon relative achievement of management's business plan for fiscal years 1997 through 2001. One-half of such performance-based options are released from restriction based upon annual performance and one-half based upon cumulative performance. Restrictions lapse upon a public offering or sale of Holdings, AMTROL or substantially all of the assets of AMTROL (a "Triggering Event").

(f) These represent options to purchase common stock of Holdings. One-half (3,419 shares) of these options are incentive stock options which vest 1,000 shares in December 1997, 218 shares in January 1998 and the balance in 31 equal monthly installments of 71 shares through August 2000. One-half (3,419 shares) of these options are non qualified stock options which are immediately exercisable, provided that purchased shares are subject to repurchase by Holdings at the exercise price until such shares vest based upon relative achievement of management's business plan for fiscal years 1997 through 2001. One-half of such performance based options vest based upon annual performance and one-half based upon cumulative performance. Options vest and restrictions lapse upon a Triggering Event.

(g) These represent options to purchase common stock of AMTROL, which, in connection with the Merger, were either canceled in exchange for cash equal to the spread between the option exercise price and $28.25 per share (the per share Merger consideration) or exchanged for options exercisable for Holdings' common stock based on a conversion ratio of .2825 per share of Holdings' common stock for each share of AMTROL common stock.

(h) Mr. Indelicato joined the Company in July 1998, Mr. Sturiale in April 1998 and Mr. Reilly in October 1997.

OPTION PLANS
--------------------------------------------------------------------------------

The following table sets forth certain information regarding currently outstanding options held by the named executive officers as of December 31, 1998. No options were granted to or exercised by the named executives in 1998:

             AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND
                           YEAR-END OPTION/SAR VALUES
             -------------------------------------------------------
                                                   NUMBER OF
                                                  SECURITIES
                                                  UNDERLYING
                                                  UNEXERCISED
                                                  OPTION/SARS
                       NUMBER OF                   AT FISCAL
                       SECURITIES                  YEAR END         VALUE OF
                       UNDERLYING                  1998 (a)        UNEXERCISED
                      OPTIONS/SARS     VALUE     EXERCISABLE/     IN-THE-MONEY
NAME                   EXERCISED    REALIZED($)  UNEXERCISABLE  OPTIONS/SAR($)(b)
----                   ---------    -----------  -------------  -----------------
John P. Cashman              0          0         44,796/0                0/0
Edward J. Cooney             0          0          8,257/1,420      100,003/0

(a) Immediately prior to the Merger, Mr. Cooney exchanged options exercisable for AMTROL common stock for options exercisable for Holdings common stock ("Amended Options") based on a conversion ratio of .2825 share of Holdings common stock for each share of AMTROL common stock subject to the option. Includes 2,839 shares of Holdings common stock subject to Amended Options received by Mr. Cooney in the exchange. The Amended Options are fully exercisable.

(b) Based on the market value of $100 per share (determined by the Holdings Board of Directors to be the purchase price of Holdings common stock issued in connection with the Merger) less the exercise price of the options.

SUPPLEMENTAL RETIREMENT PLANS
--------------------------------------------------------------------------------

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

EMPLOYMENT AGREEMENTS AND OTHER TRANSACTIONS
--------------------------------------------------------------------------------

      The Company, either directly or through its subsidiaries, has entered into employment agreements (each referred to individually as an "Agreement" and collectively as the "Agreements"), with Messrs. Cashman, Cooney, Indelicato and Reilly to secure their continued employment with the Company. The Agreements provide for an annual base salary, subject to annual adjustments, of $440,000, $180,000, $300,000 and $130,000 for
      Messrs. Cashman, Cooney, Indelicato and Reilly, respectively. In addition, the executives are entitled to participate in incentive compensation plans and all employee benefit arrangements generally appropriate to such executive's responsibilities. In the event the executive's employment is terminated without cause by the Company or, for Messrs. Cashman and Cooney, with Good Reason by the executive, such executive after termination is entitled to: continuation of monthly salary, including the pro rata portion of any bonus or other incentive compensation otherwise payable for the fiscal period in which such termination occurs, and maintenance of all life, disability, medical and health insurance benefits to which the executive was entitled immediately prior to termination. The duration of such benefits is 24 months, 24 months, 18 months and 15 months for Messrs. Cashman, Cooney, Indelicato and Reilly, respectively. In the case of Mr. Cashman, the Agreement provides that in the event of his death, his estate is entitled to receive an amount equal to the monthly termination benefit for 24 months, reduced by any amounts payable under any insurance or other plan providing a death benefit which is maintained by the Company. In the case of Messrs. Cashman and Cooney, the Agreements also prohibit the executive, for a period of two years after the termination of his employment, from directly or indirectly, advising, assisting or being connected with any enterprise which competes with the Company.

      In addition, under separate Management Stockholder's Agreements between Holdings and Messrs. Cashman and Cooney if, prior to a public offering of the common stock of Holdings, the executive dies or becomes disabled while employed by the Company or following normal retirement or the executive's employment is terminated without Cause by the Company or with Good Reason by the executive (as such terms are defined in the agreements), the executive has the right to require Holdings to purchase all or any portion of Holdings common stock then held by the executive at the repurchase price specified in the agreement and to pay the executive the amount by which the repurchase price exceeds the exercise price of any options then held by the executive. If there exists and is continuing an event of default on the part of the Company under any loan guarantee or other agreement under which the Company has borrowed money or such repurchase would result in an event of default, the Company shall not be obligated to repurchase any of the common stock. The repurchase price is $100 if the repurchase occurs prior to November 13, 1999, and the market price of the Holdings common stock thereafter. If an executive's employment is terminated for Cause by the Company or without Good Reason by the executive, Holdings has the right to purchase all, but not less than all, Holdings common stock then held by the executive at a price equal to the lesser of $100 or the market price of the Holdings common stock, provided that if the executive's employment is terminated by the executive without Good Reason following a public offering, the repurchase price is the market price of the Holdings common stock. If Holdings exercises its repurchase right it must also pay the executive an amount equal to the excess of the repurchase price over the exercise price of any options held by the executive in cancellation of such options. Good Reason includes certain significant changes in the nature of the executive's employment including certain reductions in compensation and changes in responsibilities and powers.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT

            The Company is a direct, wholly owned subsidiary of Holdings. The following table sets forth information with respect to the beneficial ownership of Holdings common stock or preferred stock as of March 15 by (i) each person known to the Company to beneficially own more than 5% of Holdings' outstanding common stock, (ii) each of the Company's directors and named executive officers and (iii) all directors and executive officers of the Company as a group. Each share of Holdings preferred stock is convertible at any time into one share of Holdings common stock. Unless otherwise indicated below, the persons and entities named in the table have sole voting and investment power with respect to all shares beneficially owned.

                                                    COMMON STOCK             PREFERRED STOCK
                                                    ------------             ---------------

                                                NUMBER OF   PERCENTAGE    NUMBER OF    PERCENTAGE
NAME AND ADDRESS OF BENEFICIAL OWNER             SHARES      OF TOTAL       SHARES      OF TOTAL
------------------------------------             ------      --------       ------      --------
Cypress Merchant Banking Partners L.P. (a)
c/o The Cypress Group L.L.C
65 East 55th Street, 19th Floor
New York, NY 10022                               733,033       93.0%        95,076       92.8%

Cypress Offshore Partners L.P. (a)
c/o The Cypress Group L.L.C
65 East 55th Street, 19th Floor
New York, NY 10022                                37,967        4.8%         4,924        4.8%

John P. Cashman(c)                                62,032        7.4%         2,235        2.2%
Edward J. Cooney(b)(c)                             8,771        1.1%           250        0.2%
Albert D. Indelicato                                  --         --             --         --
Andrew Massimilla                                     --         --             --         --
David P. Spalding(a)                                  --         --             --         --
James A. Stern(a)                                     --         --             --         --
Thomas Sturiale                                       --         --             --         --
Anthony D. Tutrone                                    --         --             --         --
Donald W. Reilly                                      --         --             --         --
All directors and executive officers as a
group (consisting of 12 persons)                  70,823        8.4%         4,924        4.8%

            (a) Cypress Merchant Banking Partners L.P. and Cypress Offshore Partners L.P. are affiliates of The Cypress Group L.L.C. Messrs. Spalding and Stern are executives of The Cypress Group L.L.C. and may be deemed to share beneficial ownership of the shares shown as beneficially owned by such Cypress entities. Each of such individuals disclaims beneficial ownership of such shares. See Item 10, "Directors and Executive Officers of the Registrant."

            (b) Immediately prior to the Merger, Mr. Cooney exchanged options exercisable for AMTROL Common Stock for options exercisable for Holdings common stock. Includes 2,839 shares of common stock issuable upon exercise of such options by Mr. Cooney, respectively. See Item 11, "Executive Compensation".

            (c) Includes 44,796 and 8,541 shares of Common Stock issuable upon exercise of options granted to Messrs. Cashman and Cooney, respectively, which will become exercisable within 60 days. See Item 11, "Executive Compensation".

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      A director of the Company, Mr. Massimilla, provides management consulting services to the Company for which he is paid by the Cypress Group L.L.C. The Company reimburses Cypress for its payments to Mr. Masimilla. During 1998, the amount of such payments was $439,000.

PART IV

--------------------------------------------------------------------------------

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULE & REPORTS ON FORM 8-K

(A)(1) FINANCIAL STATEMENTS

      The following financial statements are included in a separate section of this Report commencing on the page numbers specified below:

                                                                           PAGE
                                                                           ----
      Report of Independent Public Accountants                              37

      Consolidated Balance Sheets as of December 31, 1997 and 1998          39

      Consolidated Statements of Operations for the Period Ended
      November 12, 1996 (Predecessor), Period Ended December 31, 1996 and
      Fiscal Years Ended December 31, 1997 and 1998 (Successor)             40

      Consolidated Statements of Shareholders' Equity for the Period Ended
      November 12, 1996 (Predecessor), Period Ended  December 31, 1996 and
      Fiscal Years Ended December 31, 1997 and 1998 (Successor)             41

      Consolidated Statements of Cash Flows for the Period Ended
      November 12, 1996 (Predecessor), Period Ended December 31, 1996 and
      Fiscal Years ended December 31, 1997 and 1998 (Successor)             42

      Notes to Consolidated Financial Statements                            43

(A)(2) FINANCIAL STATEMENT SCHEDULE

      Schedule II - Valuation and Qualifying Accounts and Reserves for the
      Period Ended November 12, 1996 (Predecessor), Period Ended December
      31, 1996 and Fiscal Years Ended December 31, 1997 and 1998
      (Successor)                                                           57

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

(A)(3) EXHIBITS

      See List of Exhibits

(B) REPORTS FILED ON FORM 8-K

      None

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

TO AMTROL INC.:

We have audited the accompanying consolidated balance sheets of AMTROL Inc. (the Successor), (a Rhode Island corporation and wholly-owned subsidiary of AMTROL Holdings Inc.), and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, shareholders' equity and cash flows for the years ended December 31, 1998 and 1997 and for the period from November 13, 1996 to December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AMTROL Inc. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1998 and the period from November 13, 1996 to December 31, 1996 in conformity with generally accepted accounting principles.

As explained in Note 8 to the financial statements, the Company has given retroactive effect to the change in accounting for the cost of inventories from the LIFO method to the FIFO method.

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


                                                /s/ Arthur Andersen LLP


Boston, Massachusetts
March 19, 1999

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

TO AMTROL INC.:

We have audited the accompanying consolidated statement of operations, shareholders' equity and cash flows of AMTROL Inc. (the Predecessor), (a Rhode Island corporation), and subsidiaries for the period from January 1, 1996 to November 12, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of AMTROL Inc. and subsidiaries' operations and their cash flows for the period from January 1, 1996 to November 12, 1996, in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The financial statement schedule listed in item 14(a)(2) is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects, the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.


                                                /s/ Arthur Andersen LLP


Boston, Massachusetts
March 6, 1997

                          AMTROL INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets
                                 (In thousands)
                                     Assets

                                                                      DECEMBER 31,
                                                                    1997         1998
                                                                 ---------    ---------
Current Assets:
  Cash and cash equivalents                                      $     544    $   1,088
  Accounts receivable, less allowance for doubtful accounts of
    $1,088 and $1,594 in 1997 and 1998, respectively                30,180       28,938
  Inventories                                                       29,584       24,319
  Income tax refund receivable                                         323          930
  Prepaid income taxes                                               2,495        2,271
  Prepaid expenses and other                                         1,089        2,311
  Assets held for sale                                               1,533          572
                                                                 ---------    ---------
    Total current assets                                            65,748       60,429
                                                                 ---------    ---------

Property, Plant and Equipment, at cost
  Land                                                               5,000        6,186
  Buildings and improvements                                         9,799       13,530
  Machinery and equipment                                           34,875       40,537
  Furniture and fixtures                                             1,192        1,098
  Construction-in-progress and other                                 1,818        4,817
                                                                 ---------    ---------
                                                                    52,684       66,168
  Less: accumulated depreciation and amortization                    6,997       14,385
                                                                 ---------    ---------
                                                                    45,687       51,783
                                                                 ---------    ---------
Other Assets:
  Goodwill                                                         169,784      171,166
  Deferred financing costs                                           7,762        6,770
  Deferred income taxes                                              1,065        8,205
  Other                                                              1,899        2,314
                                                                 ---------    ---------
                                                                   180,510      188,455
                                                                 ---------    ---------
                                                                 $ 291,945    $ 300,667
                                                                 =========    =========

                      Liabilities and Shareholders' Equity
Current Liabilities:
  Current maturities of long-term debt                           $   3,498    $   4,043
  Notes payable to banks                                             4,397       10,660
  Accounts payable                                                  15,718       21,193
  Accrued expenses                                                  15,779       14,242
  Accrued interest                                                     608          777
  Accrued income taxes                                               3,073        2,872
                                                                 ---------    ---------
    Total current liabilities                                       43,073       53,787
                                                                 ---------    ---------

Other Noncurrent Liabilities                                         6,659        7,909
Long-Term Debt, less current maturities                            184,164      173,023

Commitments and Contingencies                                           --           --

Shareholders' Equity
  Capital stock $.01 par value - authorized 1,000 shares,
    100 shares issued                                                   --           --
  Additional paid-in capital                                        69,326       89,823
  Retained deficit                                                 (10,992)     (24,363)
  Accumulated other comprehensive (loss) income                       (285)         488
                                                                 ---------    ---------
    Total shareholders' equity                                      58,049       65,948
                                                                 ---------    ---------
                                                                 $ 291,945    $ 300,667
                                                                 =========    =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                    AMTROL INC. AND SUBSIDIARIES

                               Consolidated Statements of Operations
                                           (In thousands)

                                              PREDECESSOR
                                                COMPANY                      SUCCESSOR COMPANY
                                               ---------        -------------------------------------------
                                              PERIOD ENDED     PERIOD ENDED      YEAR ENDED       YEAR ENDED
                                              NOVEMBER 12,     DECEMBER 31,     DECEMBER 31,     DECEMBER 31,
                                                  1996             1996             1997             1998
                                               ---------        ---------        ---------        ---------
Net Sales                                      $ 152,193        $  18,628        $ 176,432        $ 202,142

Cost of goods sold                               110,582           16,809          131,180          158,607
Provision for abnormal warranty costs                 --               --               --            4,500
                                               ---------        ---------        ---------        ---------
Total Cost of Goods Sold                         110,582           16,809          131,180          163,107

  Gross Profit                                    41,611            1,819           45,252           39,035

Operating Expenses:
  Selling                                         14,236            1,997           13,175           11,951
  General and administrative                      11,560            1,511           12,548           15,876
  Plant closing and reorganization costs              --               --            5,500            4,450
  Management restructuring                            --               --               --            3,693
  Amortization of goodwill                            --              313            3,995            4,446
  Other operating expenses                            --            1,000               --               --
                                               ---------        ---------        ---------        ---------
  Income (loss) from operations                   15,815           (3,002)          10,034           (1,381)

Other Income (Expense):
  Interest expense                                  (151)          (2,263)         (18,684)         (20,554)
  Interest income                                    204               39              428              210
  License and distributorship fees                   181               25              245              242
  Other, net                                        (175)             (99)             299            1,384
                                               ---------        ---------        ---------        ---------
    Income (loss) before provision
    (benefit) for income taxes                    15,874           (5,300)          (7,678)         (20,099)

Provision (Benefit) for Income Taxes               6,152           (1,956)             (30)          (6,728)
                                               ---------        ---------        ---------        ---------
Net Income (Loss)                              $   9,722        $  (3,344)       $  (7,648)       $ (13,371)
                                               =========        =========        =========        =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          AMTROL INC. AND SUBSIDIARIES

                 Consolidated Statements of Shareholders' Equity
                                 (In thousands)

                                                                                       ACCUMULATED          TREASURY STOCK
                                                           ADDITIONAL    RETAINED         OTHER          ---------------------
                                               COMMON        PAID-IN     EARNINGS     COMPREHENSIVE     NUMBER OF
                                                STOCK        CAPITAL     (DEFICIT)    (LOSS) INCOME       SHARES        COST
                                              --------      --------     --------        --------        --------     --------
PREDECESSOR COMPANY

Balance, December 31, 1995                    $     76      $ 29,083     $ 44,313        $     --             213     $  3,266

  Net income                                        --            --        9,722              --              --           --
  Dividend                                          --            --       (6,694)             --              --           --
  Exercise of stock options                                      191           --              --              --           --
  Repurchase of common stock                        --            --           --              --               1           15
                                              --------      --------     --------        --------        --------     --------

Balance, November 12, 1996                          76        29,274       47,341              --             214        3,281
                                              ========      ========     ========        ========        ========     ========

SUCCCESSOR COMPANY

  Net loss as previously reported                   --            --       (2,289)             --              --           --
  Issuance of common stock in
    connection with Merger, net                     --        69,326           --              --              --           --

                                              --------      --------     --------        --------        --------     --------
Balance, December 31, 1996 as
  previously reported                               --        69,326       (2,289)             --              --           --

  Adjustment for applying retroactively
    the new method of valuing inventories
    net of tax benefit (Note 8)                                            (1,055)

                                              --------      --------     --------        --------        --------     --------
Balance, December 31, 1996 as adjusted              --        69,326       (3,344)             --              --           --


  Net loss                                          --            --       (7,648)             --              --           --
  Currency translation adjustment                   --            --           --            (285)             --           --

                                              --------      --------     --------        --------        --------     --------
Balance, December 31, 1997                          --        69,326      (10,992)           (285)             --           --

  Capital contribution                              --        20,497           --              --              --           --
  Net loss                                          --            --      (13,371)             --              --           --
  Currency translation adjustment                   --            --           --             773              --           --

                                              --------      --------     --------        --------        --------     --------
Balance, December 31, 1998                          --        89,823      (24,363)            488              --           --
                                              ========      ========     ========        ========        ========     ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          AMTROL INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                 (In thousands)

                                                                  PREDECESSOR
                                                                    COMPANY                      SUCCESSOR COMPANY
                                                                   ---------        -------------------------------------------
                                                                  PERIOD ENDED     PERIOD ENDED      YEAR ENDED       YEAR ENDED
                                                                  NOVEMBER 12,     DECEMBER 31,     DECEMBER 31,     DECEMBER 31,
                                                                      1996             1996             1997             1998
                                                                   ---------        ---------        ---------        ---------
Cash Flows Provided by Operating Activities:
  Net income (loss)                                                $   9,722        $  (3,344)       $  (7,648)       $ (13,371)
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities -
      Depreciation and amortization                                    4,586              598           11,541           13,147
      Provision for losses on accounts receivable                        172               91              370              526
      Loss (gain) on sale of fixed assets                                 92             (106)               2               --
      Capitalized in-process research and development                     --            1,000               --               --
      Non-cash reorganization and other charges                           --               --               --           10,077
  Changes in operating assets and liabilities:
      Accounts receivable, net                                        (1,215)           3,199           (2,376)           2,753
      Income tax refund receivable                                        --           (2,000)           2,581             (566)
      Inventory                                                       (3,573)           4,334           (1,474)           4,696
      Prepaid income taxes                                             1,090              (31)            (761)             224
      Prepaid expenses and other current assets                          577              736             (331)            (135)
      Other assets                                                      (520)             (93)            (838)          (3,963)
      Accounts payable                                                 2,443           (3,175)           4,547            3,661
      Accrued expenses and other current liabilities                  (1,990)           3,085           (1,152)          (5,838)
      Other noncurrent liabilities                                      (283)            (287)             (71)          (2,575)
      Deferred income taxes                                             (389)              --             (641)          (7,140)
                                                                   ---------        ---------        ---------        ---------
        Net cash provided by operating activities                     10,712            4,007            3,749            1,496
                                                                   ---------        ---------        ---------        ---------

Cash Flows Used in Investing Activities:
  Acquisition of Alfa, net of cash acquired                               --               --          (25,500)              --
  Cash paid for Merger                                                    --         (218,200)              --               --
  Proceeds from sale of property, plant and equipment                  1,991                9              681            2,025
  Acquisition of NOVA, net of cash acquired                               --               --               --           (5,855)
  Capital expenditures                                                (9,260)          (1,662)          (8,489)          (9,858)
                                                                   ---------        ---------        ---------        ---------
        Net cash used in investing activities                         (7,269)        (219,853)         (33,308)         (13,688)
                                                                   ---------        ---------        ---------        ---------

Cash Flows (Used in) Provided by Financing Activities:
  Cash dividends                                                      (6,694)              --               --               --
  Repayment of long-term debt                                         (3,500)              --           (5,367)         (52,872)
  Issuance of long-term debt                                           3,500               --           29,150           40,600
  Repayment of short-term debt                                            --               --               --          (16,476)
  Issuance of short-term debt                                             --               --               --           20,959
  Proceeds from sale of notes                                             --          115,000               --               --
  Proceeds from term loan                                                 --           45,000               --               --
  Payment of transaction financing costs                                  --          (13,100)              --               --
  Issuance of common stock in connection with Merger                      --           69,326               --               --
  Issuance of common stock - exercise of stock options                   191               --               --               --
  Repurchase of treasury stock                                           (15)              --               --               --
  Capital contribution                                                    --               --               --           20,497
                                                                   ---------        ---------        ---------        ---------
        Net cash (used in) provided by financing activities           (6,518)         216,226           23,783           12,708
                                                                   ---------        ---------        ---------        ---------

Net (Decrease) Increase in Cash and Cash Equivalents                  (3,075)             380           (5,776)             516

Effect of exchange rate changes on cash and cash equivalents              --               --              (63)              28

Cash and Cash Equivalents, beginning of period                         9,078            6,003            6,383              544

                                                                   ---------        ---------        ---------        ---------
Cash and Cash Equivalents, end of period                           $   6,003        $   6,383        $     544        $   1,088
                                                                   =========        =========        =========        =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

(1)   BASIS OF PRESENTATION

      For the period prior to November 13, 1996, the accompanying financial statements represent the consolidated results and financial position of AMTROL Inc. and Subsidiaries (the Predecessor). On November 13, 1996, the Predecessor merged with AMTROL Acquisition, Inc., a wholly-owned subsidiary of AMTROL Holdings, Inc., a Delaware corporation organized by The Cypress Group L.L.C. as more fully described in Note 3 (the Merger). Financial statements for periods subsequent to November 12, 1996 represent the consolidated financial statements of AMTROL Inc. and Subsidiaries (the Successor) after giving effect to the Merger. References to the Company refer to the Predecessor prior to the Merger and the Successor post-Merger.

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

      DEPRECIABLE PROPERTY AND EQUIPMENT

      The Company provides for depreciation by charges to income (computed on the straight-line method) in amounts estimated to depreciate the cost of properties over their estimated useful lives which generally fall within the following ranges:

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

      GOODWILL

      The excess of purchase price over the fair value of net assets acquired is allocated to goodwill and is included in other assets. Goodwill is being amortized over 40 years. The Company accounts for long-lived and intangible assets in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. The Company continually reviews its intangible assets for events or changes in circumstances which might indicate the carrying amount of the assets may not be recoverable. The Company assesses the recoverability of the assets by determining whether the amortization of such intangibles over their remaining lives can be recovered through projected undiscounted future cash flows. The amount of impairment, if any, is measured based on the fair value of the impaired asset. At December 31, 1998, no such impairment of assets was indicated.

      FAIR VALUE OF FINANCIAL INSTRUMENTS

      In accordance with the requirements of Statement of Financial Accounting Standards (SFAS) No. 107, Disclosures About Fair Value of Financial Instruments, the Company has determined the estimated fair value of its financial instruments using appropriate market information and valuation methodologies. Considerable judgment is required to develop the estimates of fair value; thus, the estimates are not necessarily indicative of the amounts that could be realized in a current market exchange. The Company's financial instruments consist of cash, accounts receivable, accounts payable, senior subordinated notes and bank debt. The carrying value of these assets and liabilities is a reasonable estimate of their fair market value at December 31, 1998.

      RESEARCH AND DEVELOPMENT EXPENSES

      All costs for research and development, which amounted to approximately $0.8 million, $0.1 million, $1.3 million and $0.9 million for the periods ended November 12 and December 31, 1996, and fiscal years ended December 31, 1997 and 1998, respectively, are charged to general and administrative expenses as incurred.

      INTEREST RATE SWAP AGREEMENTS

      The Company uses interest rate swap agreements to manage interest rate cost and the risks associated with changing interest rates. The differential to be paid or received is accrued as interest rates change and is recognized in interest expense over the life of the contract. The counter-party to the interest rate swap agreements is a major financial institution. Credit loss from counter-party non-performance is not anticipated.

      DEFERRED FINANCING COSTS

      Deferred financing costs are stated at cost as a component of other assets and amortized over the life of the related debt using the effective interest method. Amortization of deferred financing costs is included in interest expense.

      ACCRUED EXPENSES

      Certain customers are allowed a rebate if agreed upon sales targets are achieved for a given year. At December 31, 1997 and 1998, the Company has accrued $3.3 million and $3.2 million, respectively, for such volume allowances. These amounts are included in accrued expenses in the accompanying consolidated balance sheets.

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

      INTERNATIONAL SALES

      For the periods ended November 12 and December 31, 1996, and in fiscal 1997 and 1998, net sales to customers in various geographic areas outside the United States and Canada, primarily Mexico, Western Europe and Asia, amounted to $19.7 million, $1.9 million, $39.4 million and $73.2 million, respectively.

      FOREIGN CURRENCY TRANSLATION

      The accounts of AMTROL-ALFA, Metalomecanica S.A. and NOVA Wassererwarmer GmbH (see Note 5) have been translated into United States Dollars. Assets and liabilities have been translated at the year-end rate of exchange, shareholders' equity at historical rates and income statement accounts at the average exchange rates prevailing during the year. The cumulative effect of the resulting translation is reflected as a separate component of shareholders' equity.

      STOCK OPTIONS

      The Company accounts for employee stock options in accordance with SFAS No. 123, Accounting for Stock Based Compensation. As permitted under SFAS No. 123, the Company applies Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees to account for its stock option plans.

      RECLASSIFICATION

      Certain prior year balances have been reclassified to conform with the current year presentation.

(5)   ACQUISITIONS

      On June 30, 1997, the Company entered into a Promissory Agreement and a Complementary Document to the Promissory Agreement (collectively, the "Purchase Agreements") to acquire all the outstanding capital shares of Petroleo Mecanica ALFA, S.A., a corporation organized under the laws of Portugal ("ALFA"), for $25.5 million (United States Dollars) plus assumed debt of $8.7 million. The Company assumed immediate management control of ALFA and, accordingly, the operating results and financial position of ALFA are included in the Company's consolidated results of operations and consolidated balance sheets from July 1, 1997. The Company paid $20 million of the purchase price on June 30, 1997 from borrowings available under its revolving credit facility and paid the remaining $5.5 million upon final closure of the transaction in December 1997. The Company's 1997 income from operations includes $1.9 million relating to the operations of ALFA subsequent to July 1, 1997. The following represents proforma net sales and net loss as though the acquisition of ALFA occurred as of January 1, 1997 (in thousands): Net sales $192,068, net loss $8,600. ALFA's name was changed to AMTROL-ALFA, Metalomecanica S.A. following the acquisition.

      On June 9, 1998, the Company acquired NOVA Wassererwarmer GmbH ("NOVA") located in Donaueschingen, Germany for approximately $6.0 million (United States Dollars) plus assumed debt of $2.0 million. NOVA manufactures high-end residential and commercial water heaters which are marketed primarily in Germany, Switzerland and Austria. This acquisition provides AMTROL with expanded manufacturing and distribution capabilities in central Europe, in addition to the opportunity to offer many of AMTROL's complementary hydronic heating and water systems products in the European market. AMTROL assumed immediate management control of NOVA and, accordingly, the operating results and financial position of NOVA are included in the consolidated results of operations and consolidated balance sheets of AMTROL from the acquisition date. The Company's 1998 income from operations include approximately $0.4 million relating to the operations of NOVA. The following represents proforma net sales and net income as though the acquisition of NOVA occurred as of January 1, 1998 (in thousands): Net sales $207,861, net loss $13,277.

(6)   DIVESTITURES

      In May 1997, the Company sold all of the assets, subject to substantially all liabilities, of its American Granby Inc. subsidiary. Accordingly, the results of American Granby included in the accompanying consolidated statements of operations are as follows (in thousands):

                        PREDECESSOR
                          COMPANY                      SUCCESSOR COMPANY
                         ---------        -------------------------------------------
                        PERIOD ENDED     PERIOD ENDED      YEAR ENDED       YEAR ENDED
                        NOVEMBER 12,     DECEMBER 31,     DECEMBER 31,     DECEMBER 31,
                            1996             1996             1997             1998
                         ---------        ---------        ---------        ---------
Net Sales                $ 17,980          $ 1,592          $ 7,576            $ -
Operating Income         $    130          $     1          $    23            $ -

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

(7)   PLANT CLOSINGS, REORGANIZATION AND RESTRUCTURING CHARGES

      In September 1997, the Company ceased operations of its Singapore production facility and transferred production of its non-returnable chemical containers to its ALFA facility in Guimaraes, Portugal. The Company closed its Nashville, Tennessee production facility in December 1997 and transferred certain production lines to its West Warwick, Rhode Island facility. The Company's 1997 results include a pretax charge to operating expense of $5.5 million in connection with these plant closures. Costs involved in closing the Nashville facility and starting production in West Warwick have been higher than anticipated due to unexpected retrofitting and reconditioning required for the relocated equipment, damage to equipment during shipment, and delays in preparing the Nashville building for sale. The Company recorded charges in 1998 relating to the incremental costs associated with the Nashville closure and production relocation approximating $7.8 million (including $3.3 million of production inefficiencies included in cost of goods sold). In addition, the Company recorded management restructuring charges of $3.7 million in connection with the discontinuation and reduction of certain product lines and a reorganization of its management group.

      The Company has been experiencing an unusually high level of warranty claims for a particular product manufactured in 1995-1996, the cause of which has since been corrected. Actions taken by the Company to mitigate the level of returns for products manufactured during that time period have not reduced the return rate to the extent expected. Accordingly, the Company recorded an additional loss provision in the second quarter of 1998 $4.5 million for abnormal warranty costs relating to this product.

(8)   INVENTORIES

      Inventories were as follows at December 31 (in thousands):

                                                           1997            1998
                                                         -------         -------
Raw materials and work in process                        $13,670         $14,548
Finished goods                                            15,914           9,771
                                                         -------         -------
                                                         $29,584         $24,319
                                                         =======         =======

      During the fourth quarter of 1998, the Company changed its method of determining the cost of inventories from the LIFO method to the FIFO method. Under the current environment of strict cost control combined with increased capacity utilization resulting from the consolidation of plants, the Company believes that the FIFO method will result in a better measurement of operating results. Also, the FIFO inventory valuation method is the more commonly used method among the other companies serving the markets in which AMTROL operates. This change has been applied by retroactively restating the accompanying consolidated financial statements. Although this change in method did not impact the 1998 or 1997 net loss, it increased the net loss for the period ended December 31, 1996 by approximately $1.1 million. The retained deficit balances for the years ended December 31, 1997 and 1998 have been adjusted for the effect, net of income tax benefit, of applying retroactively the new method of valuing inventories.

(9)   LONG-TERM DEBT AND NOTES PAYABLE TO BANKS

      Long-term debt consisted of the following at December 31 (in thousands):

                                                             1997         1998
                                                           --------     --------
Revolving credit facility                                  $  4,000     $  3,000
Tranche A Term Loan                                          19,425       10,200
Tranche B Term Loan                                          44,698       44,237
Senior subordinated notes, due 2006, 10.625%                115,000      115,000
Other                                                         4,539        4,629
                                                           --------     --------
                                                            187,662      177,066
Less: Current maturities of long-term debt                    3,498        4,043
                                                           --------     --------
                                                           $184,164     $173,023
                                                           ========     ========

      REVOLVING CREDIT AND TERM LOANS

      The Company is party to a Bank Credit Agreement (the "Agreement"), which provides for secured borrowings from a syndicate of lenders. The Agreement was amended on July 31, 1998 to allow for the early repayment of a portion of the principal outstanding and to modify certain covenants to be more in line with the Company's business plans. The Agreement, as amended, provides for senior term loans (the "Term Loans") and a Revolving Credit Facility. In connection with the amendment to the Agreement, the Company repaid $20.5 million on August 3, 1998. A portion ($10.2 million) of the Term Loans (the "Tranche A Term Loans") will mature on May 13, 2002, with quarterly amortization payments during the term of such loans. As a result of the August 3, 1998 repayment, no further amortization payments on Tranche A term loans were required in 1998. The remainder ($44.2 million) of the Term Loans (the "Tranche B Term Loans") will mature on May 13, 2004, with nominal quarterly amortization prior to the maturity of the Tranche A Term Loans and with the remaining amounts amortizing on a quarterly basis thereafter. The Revolving Credit Facility of $30.0 million includes a sublimit providing for up to $20.0 million of availability on a revolving credit basis to finance permitted acquisitions. The highest amount outstanding during 1998 was $22.7 million. The commitments under the Revolving Credit Facility and the acquisition sublimit will reduce by $5.0 million on November 13, 2000 and $10.0 million on November 13, 2001. The Revolving Credit Facility will mature on May 13, 2002. The Agreement is secured by substantially all of the assets of the Company and its domestic subsidiaries.

      The loans under the Agreement bear interest, at the Company's option, at either (A) a "base rate" equal to the higher of (i) the federal funds rate plus 0.5% or (ii) the bank's prime lending rate plus (x) in the case of Tranche A Term Loans and loans under the Revolving Credit Facility, an applicable spread ranging from 0.75% to 1.50% (determined based on the Company's leverage ratio) or (y) in the case of Tranche B Term Loans, 2.00%; or (B) a `Eurodollar rate" plus (x) in the case of Tranche A Term Loans and loans under the Revolving Credit Facility, an applicable spread ranging from 1.75% to 2.50% (determined based on the Company's leverage ratio), or (y) in the case of Tranche B Term Loans, 3.00%. Swingline Loans may only be "base rate" loans.

      The Revolving Credit Facility also requires the Company to pay a commitment fee on the average daily aggregate unutilized portion of the Revolving Credit Facility at a rate of 0.5% per annum, payable quarterly in arrears, as well as a commission on trade and standby letters of credit of 1.25% per annum of the amount to be drawn under the Agreement. Amounts outstanding under the Revolving Credit Facility are due on May 13, 2002.

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

      The company has entered into interest rate swap agreements which have effectively converted $15.0 million of floating rate borrowings to fixed borrowings through June 2004. The agreements are contracts to periodically exchange floating interest rate payments for fixed rate payments over the life of the agreements and are used to manage the Company's interest rate exposure.

      SENIOR SUBORDINATED NOTES

      In connection with the Merger, the Company issued $115.0 million of Senior Subordinated Notes due 2006 (the "Notes"). The Notes are unsecured obligations of AMTROL. The Notes bear interest at a rate of 10.625% per annum which is payable semi-annually on each June 30 and December 31 commencing on June 30, 1997.

      The Notes are redeemable at the option of the Company on or after December 31, 2001. The Notes will be subject to redemption, in whole or in part, at various redemption prices, declining from 105.313% of the principal amount to par on and after December 31, 2003. In addition, on or prior to December 31, 1999, the Company may use the net cash proceeds of one or more equity offerings to redeem up to 35% of the aggregate principal amount of the Notes originally issued at a redemption price of 110.625% of the principal amount thereof plus accrued interest to the date of redemption. Upon a "Change of Control" (as defined in the Indenture), each Note holder has the right to require the Company to repurchase such holder's Notes at a purchase price of 101% of the principal amount plus accrued interest.

      The Note Indenture contains certain affirmative and negative covenants and restrictions.

      As of December 31, 1998, the Company was in compliance with the various covenants of the Bank Credit Agreement and the Note Indenture.

      OTHER LONG-TERM DEBT

      Other long-term debt represents borrowings assumed by the Company in connection with the 1997 acquisition of ALFA and 1998 acquisition of NOVA. The debt includes the equivalent of approximately $3.5 million of loans payable to the Industrial Development Fund of Portugal as well as several local Portuguese banks. The loans amortize in roughly equal installments through 2000 and accrue interest at LIBOR plus a premium ranging from 1.25% to 1.5%, adjusted quarterly or semi-annually. The loans are secured by substantially all property and equipment owned by ALFA. ALFA also has available revolving credit facilities with local banks providing for short-term working capital loans of up to the equivalent of approximately $9.2 million. Borrowings under these agreements accrue interest at LIBOR plus a premium ranging from 0.375% to 1.375%. The balance outstanding at December 31, 1998 was approximately $9.2 million, the highest amount outstanding under these facilities in 1998. Other long-term debt also includes the equivalent of approximately $1.1 million of loans payable to two local German banks. These loans amortize in roughly equal installments through 2002 and accrue interest at rates ranging from 6.0% to 6.5%. The loans are secured by substantially all property and certain equipment owned by NOVA. NOVA also has available revolving credit facilities with a local bank providing for short-term working capital loans of up to the equivalent of approximately $1.5 million. Borrowings under the agreement accrue interest at prevailing market rates which averaged approximately 7.4% during the period ended December 31, 1998. The balance outstanding at December 31, 1998 was approximately $1.5 million, the highest amount outstanding under the facility in 1998.

      Cash paid for interest amounted to approximately $0.1 million, $0, $19.2 million and $19.0 million for the periods ended November 12, 1996 and December 31, 1996, and fiscal years ended December 31, 1997 and 1998, respectively.

(10)  INCOME TAXES

      The components of the provision (benefit) for income taxes are as follows (in thousands):

                        PREDECESSOR
                          COMPANY                      SUCCESSOR COMPANY
                         ---------        -------------------------------------------
                        PERIOD ENDED     PERIOD ENDED      YEAR ENDED       YEAR ENDED
                        NOVEMBER 12,     DECEMBER 31,     DECEMBER 31,     DECEMBER 31,
                            1996             1996             1997             1998
                         ---------        ---------        ---------        ---------
Current:
     Federal              $ 5,233          $(1,376)         $    --          $    --
     State                    258              (23)              --               --
     Foreign                   --               --              714              188
                          -------          -------          -------          -------
                            5,491           (1,399)             714              188

Deferred:
     Federal                  622             (564)            (625)          (5,854)
     State                     39                7             (119)          (1,062)
                          -------          -------          -------          -------
                              661             (557)            (744)          (6,916)
                          -------          -------          -------          -------
                          $ 6,152          $(1,956)         $   (30)         $(6,728)
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

      The difference between a provision computed using the respective statutory U.S. federal income tax rate and the provision for income taxes in the accompanying consolidated financial statements is primarily the result of state taxes, net of federal benefit.

      Significant items giving rise to deferred tax assets and deferred tax liabilities at December 31, 1997 and 1998 are as follows (in thousands):

                                                             1997         1998
                                                           -------      -------
Prepaid Income Taxes:
  Warranty reserves - current                              $   239      $    96
  Allowance for doubtful accounts                              354          411
  Plant closing reserve                                        744          302
  Accrued vacation                                             187          122
  UNICAP adjustment                                            365          285
  Accrued management restructuring                              --          405
  Other                                                        606          650
                                                           -------      -------
                                                           $ 2,495      $ 2,271
                                                           =======      =======

                                                             1997         1998
                                                           -------      -------
Deferred Income Taxes:
  Net operating loss carryforward                          $ 1,617     $  7,533
  Accelerated depreciation                                  (2,553)      (2,847)
  Safe harbor leases                                          (163)         (65)
  Warranty reserves - long-term                                780        1,683
  Deferred compensation and restricted stock plan              676          700
  LIFO revaluation                                             646          646
  Other                                                         62          555
                                                           -------      -------
                                                           $ 1,065      $ 8,205
                                                           =======      =======

      The difference between the Company's effective income tax rate and the federal statutory income tax rate primarily results from state income tax, net of federal tax benefit, and non-deductible goodwill amortization.

      Cash paid for income taxes amounted to $4.3 million, $0, $0, and $0.3 million for the periods ended November 12, 1996 and December 31, 1996, and fiscal years ended December 31, 1997 and 1998, respectively.

(11)  PENSION AND PROFIT SHARING PLANS

      The Company has a defined contribution 401(k) plan covering substantially all of its domestic employees. Under the Plan, eligible employees are permitted to contribute up to 15% of gross pay, not to exceed the maximum allowed under the Internal Revenue Code. The Company matches each employee contribution up to 6% of gross pay at a rate of $0.25 per $1 of employee contribution. The Company also contributes 3% of each employee's gross pay up to the Social Security taxable wage base and 4% of amounts in excess of that level up to approximately $0.2 million of wages. Company contributions to the 401(k) plan totaled approximately $0.9 million and $0.1 million for the periods ending November 12 and December 31, 1996, respectively, and $1.1 million and $1.0 million for the years ended December 31, 1997 and 1998, respectively.

(12)  LEASE COMMITMENTS

      The Company leases certain plant facilities and equipment. Total rental expenses charged to operations approximated $1.0 million and $0.2 million for the periods ended November 12 and December 31, 1996, and $1.5 million and $1.9 million for the years ended December 31, 1997 and 1998, respectively. Minimum rental commitments under all non-cancelable operating leases are as follows (in thousands):

                           1999                   $  980
                           2000                      866
                           2001                      637
                           2002                      372
                           2003                       --
                                                  ------
                                                  $2,855

      Certain of the leases provide for renewal options.

(13)  COMMITMENTS AND CONTINGENCIES

      At December 31, 1998, the Revolving Credit Facility contains a sublimit to support the issuance of letters of credit in the amount of $5.0 million with approximately $1.1 million outstanding.

      The Company is involved in various legal proceedings which, in the opinion of management, will not result in a material adverse effect on its financial condition or results of operations.

(14)  STOCK PLANS

      On December 16, 1997, the board of directors of the Company's parent, AMTROL Holdings, Inc., approved the Holdings 1997 Incentive Stock Plan and immediately granted to certain key employees options to purchase 65,310 shares of the common stock of Holdings for $100 per share. As of December 31, 1998, options to purchase 51,634 shares were outstanding. The outstanding options include 25,817 non-qualified options which are exercisable immediately provided that purchased shares are subject to repurchase by Holdings at the exercise price until such shares vest based on relative achievement of management's business plan for fiscal years 1997 through 2001. An additional 22,398 non-qualified options are also immediately exercisable but are subject to repurchase by Holdings, in monthly diminishing amounts, if the holder terminates employment before August 2000. The remaining 3,419 options are incentive stock options of which 1,999 are vested at December 31, 1998 and the remainder are released from restrictions ratably through August 2000. There were no options issued under these plans in 1998.

      The Company applies APB opinion No. 25 to account for its stock option plans. Accordingly, pursuant to the terms of the 1997 Holdings Incentive Stock Plan, no compensation cost related to the issuance of stock options has been recognized in the Company's financial statements. However, if the Company had determined compensation cost for options issued in 1997 under the provisions of SFAS No. 123, the Company's net loss in 1997 would have increased by approximately $0.6 million. In 1998, adjustments to compensation expense associated with the options issued in 1997 would have approximated $.1 million as a result of forfeitures by certain individuals who left the Company. The fair value of the options granted in 1997 were estimated using the Black-Scholes option pricing model. The following key assumptions were used to value the options granted in 1997: volatility, 0; weighted average risk free rate, 5.00%; average expected life, 3 years. The weighted average fair value per share of the stock options granted in 1997 amounted to $13.62. It should be noted that the option pricing model used was designed to value readily tradeable stock options with relatively short lives. The options granted are not tradeable. However, management believes that the assumptions used and the model applied to value the awards yield a reasonable estimate of the fair value of the options grants under the circumstances.

      In connection with the Merger, certain holders of options to purchase shares of the common stock of the predecessor exchanged such options for Amended Options to purchase an aggregate of 17,041 shares of Holdings common stock with weighted average exercise price of $57.38 per share. All such options are immediately exercisable. No options from any source were exercised in 1997 or 1998.

(15)  BUSINESS SEGMENT INFORMATION

      The Company adopted SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information, in 1998. AMTROL's reportable segments are delineated geographically. The segments are managed separately because of their different product offerings, markets served, manufacturing processes and cost structures. As the Company rationalizes its manufacturing capacity and manages its markets, the frequency of overlap of products and markets between segments has increased.

      The Company's North American segment operates manufacturing facilities in Rhode Island, Kentucky, Maryland and Ohio, and operates a distribution facility in Ontario, Canada. This segment manufactures and markets products used principally in flow control, storage, heating, and other treatment of fluids in the water system and HVAC markets. These products are marketed throughout the world but primarily in North America, Western Europe, Asia and Mexico.

      The Company's European segment includes the Company's facilities in Guimaraes, Portugal and Donaueschingen, Germany. The Guimaraes facility manufactures returnable and non-returnable steel gas cylinders for storing cooking, heating and refrigerant gases which are marketed throughout Europe, the Middle East and Africa, as well as the Far East, with sales of $49.6 million. The Donaueschingen facility manufactures and distributes residential and commercial water heaters which are marketed primarily in Switzerland, Austria and Germany with sales of $8.7 million.

      The primary criteria by which financial performance is evaluated and resources are allocated include revenues and operating income. The following is a summary of key financial data by segment (prior to 1997, North America was the Company's only segment):

                                              1996          1997          1998
                                            --------      --------      --------
SALES TO EXTERNAL CUSTOMERS
   North America                            $170,821      $158,627      $143,817
   Europe                                         --        17,805        58,325
                                            --------      --------      --------
   Consolidated                             $170,821      $176,432      $202,142
                                            ========      ========      ========

INCOME FROM OPERATIONS
   North America                            $ 12,813      $  8,127      $  8,280
   Europe                                         --         1,907         3,382
                                            --------      --------      --------
   Consolidated                             $ 12,813      $ 10,034      $ 11,662
                                            ========      ========      ========

DEPRECIATION AND AMORTIZATION
   North America                            $  5,184      $ 10,396      $ 10,143
   Europe                                         --         1,145         3,004
                                            --------      --------      --------
   Consolidated                             $  5,184      $ 11,541      $ 13,147
                                            ========      ========      ========

CAPITAL EXENDITURES
   North America                            $ 10,922      $  6,437      $  7,807
   Europe                                         --         2,052         2,051
                                            --------      --------      --------
   Consolidated                             $ 10,922      $  8,489      $  9,858
                                            ========      ========      ========

IDENTIFIABLE ASSETS
   North America                            $184,645      $178,926      $176,639
   Europe                                         --        36,545        46,310
                                            --------      --------      --------
   Consolidated                             $184,645      $215,471      $222,949
                                            ========      ========      ========

      Operating income above is shown before the provision for abnormal warranty costs, plant closing and restructuring charges and management restructuring charges, all of which relate to the North American business segment. The following table summarizes sales by product classification:

                                             1996            1997            1998
                                            -----           -----           -----
HVAC                                         49.7%           53.8%           60.5%
Water Systems                                50.3%           46.2%           39.5%
                                            -----           -----           -----
Consolidated                                100.0%          100.0%          100.0%
                                            =====           =====           =====

      The percentages above exclude sales by the American Granby subsidiary which was sold by the Company in 1997.

ITEM 14(A)(2)  SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND
               RESERVES

                                 (IN THOUSANDS)

                                        BALANCE AT
                                       BEGINNING OF                 BALANCE AT
          CONSOLIDATED                    PERIOD      PROVISION     RECOVERIES      WRITE-OFFS      END OF PERIOD
---------------------------------      ------------   ---------     ----------      ----------      -------------
PREDECESSOR

Period ended November 12, 1996
  Allowance for doubtful accounts           990           172           21              (108)             1,075
  Inventory                                 174         1,792           --              (894)             1,072

SUCCESSOR

Period ended December 31, 1996
  Allowance for doubtful accounts         1,075            91            4              (115)             1,055
  Inventory                               1,072           238           --                --              1,310

Year ended December 31, 1997
  Allowance for doubtful accounts         1,055           370            3              (340)*            1,088
  Inventory                               1,310           516           --              (622)             1,204

Year ended December 31, 1998
  Allowance for doubtful accounts         1,088           526           42               (62)             1,594
  Inventory                               1,204         2,000           --            (1,033)             2,171

* Includes $135 related to the disposition of the Company's American Granby subsidiary in May 1997.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 5(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in West Warwick, Rhode Island, on the 30th day of March 1999.

                                          AMTROL Inc.

                                          By:   /s/ Donald W. Reilly
                                             -----------------------------------
                                                   Donald W. Reilly
                                                Chief Financial Officer

Pursuant to the requirements of the Securities Act of 1934, this registration statement has been signed by the following persons in the capacities and on the date indicated.

        SIGNATURE                      TITLE                                    DATE
        ---------                      -----                                    ----
  /s/  John P. Cashman        Chairman of the Board                        March 30, 1999
---------------------------
       John P. Cashman

  /s/  Albert D. Indelicato   President, Chief Executive Officer           March 30, 1999
---------------------------   and Director
       Albert D. Indelicato

  /s/  Donald W. Reilly       Vice President, Chief Financial Officer,     March 30, 1999
---------------------------   and Treasurer (principal
       Donald W. Reilly       financial officer)

  /s/  Paul Kawa              Controller, Director of Finance              March 30, 1999
---------------------------   (principal accounting officer)
       Paul Kawa

  /s/  Andrew M. Massimilla   Director                                     March 30, 1999
---------------------------
       Andrew M. Massimilla

  /s/  David P. Spalding      Director                                     March 30, 1999
---------------------------
       David P. Spalding

  /s/  James A. Stern         Director                                     March 30, 1999
---------------------------
       James A. Stern

  /s/  Anthony D. Tutrone     Director                                     March 30, 1999
---------------------------
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

10.1.3 Third amendment to the Credit Agreement dated as of June 24, 1998 (incorporated by reference to the Company's Quarterly report on Form 10-Q for the quarter ended July 4, 1998).

10.1.4 Fourth amendment to the Credit Agreement dated as of July 13, 1998 (incorporated by reference to the Company's Quarterly report on Form 10-Q for the third quarter ended October 3, 1998).

10.2 AMTROL Inc. Pension Plan and Trust (incorporated by reference from the Company's Registration Statement on Form S-1, Registration No. 33-48413, declared effective by the Commission on March 18, 1993).*

10.3 Amendments to AMTROL Inc. Pension Plan and Trust (incorporated by reference from the Company's Registration Statement on Form S-1, Registration No. 33-48413, declared effective by the Securities and Exchange Commission on March 18, 1993).*

10.4 AMTROL Inc. Executive Cash Bonus Plan (incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994).*

10.5 AMTROL Inc. Supplemental Retirement Plan II (incorporated by reference from the Company's Registration Statement on Form S-1, Registration No. 33-48413, declared effective by the Commission on March 18, 1993).*

10.6 First Amendment to AMTROL Inc. Supplemental Retirement Plan II (incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995).*

10.8        Employment Agreement dated June 22, 1998 by and between AMTROL Inc.
            and Donald W. Reilly.*

10.9 Employment Agreement dated January 19, 1997 by and between AMTROL Inc. and Edward J. Cooney. (incorporated by reference to the Company's Annual Report on Form 10-K for the period ended December 31, 1996).*

10.10 Employment Agreement dated June 24, 1998 by and between AMTROL Inc. and Albert D. Indelicato.*

10.11 AMTROL Holdings Inc. 1997 Incentive Stock Plan dated December 16, 1997.* (incorporated by reference to the Company's Annual Report on Form 10-K for the period ended December 31, 1997).

18 Preferability letter regarding change in accounting policy from LIFO to FIFO

21          Subsidiaries of AMTROL Inc.

27          Financial Data Schedule

* Management contract or compensatory plan arrangement.