Form 10-Q
period 1999-04-03
AMTROL INC /RI/
filed 1999-05-11
CIK 853547

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the quarterly period ended:   APRIL 3, 1999
                                  -------------

Commission file number:              0-20328
                                  -------------



                                   AMTROL INC.
                 (exact name of registrant as specified in its charter)


     Rhode Island                                              05-0246955
-----------------------                                 -----------------------



                 1400 Division Road, West Warwick, RI 02893-1008
                 -----------------------------------------------
                    (Address of principal executive offices)



Registrant's telephone number, including area code:             (401) 884-6300
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


                    100 shares of Common stock $.01 par value
                    -----------------------------------------
                               as of April 3, 1999

AMTROL INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------



                  FORM 10-Q FOR THE QUARTER ENDED APRIL 4, 1998



                                      INDEX






                                                                           PAGE

PART I. FINANCIAL INFORMATION

   Item 1. Consolidated Balance Sheets -
               April 3, 1999 and December 31, 1998                           1

           Consolidated Statements of Operations -
               For the Quarters Ended April 3, 1999
               and April 4, 1998                                             2

           Consolidated Statement of Shareholders' Equity -
               For the Quarter Ended April 3, 1999                           3

           Consolidated Statements of Cash Flows -
               For the Quarters Ended April 3, 1999
               and April 4, 1998                                             4

           Notes to Consolidated Financial Statements                        5

   Item 2. Management's Discussion and Analysis of Results
               of Operations and Financial Condition                         9

   Item 3. Quantitative and Qualitative Disclosures
               about Market Risk                                            14



PART II.   OTHER INFORMATION

           Signatures                                                       16

                          AMTROL INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                           (UNAUDITED - IN THOUSANDS)


                                     ASSETS
                                                                 APRIL 3,      DECEMBER 31,
                                                                   1999           1998
                                                                 --------      -----------

CURRENT ASSETS:
     Cash and cash equivalents                                   $    204        $  1,088
     Accounts receivable, less allowance for
        doubtful accounts                                          35,848          28,938
     Inventories                                                   23,078          24,319
     Prepaid income taxes                                           2,190           2,271
     Prepaid expenses and other                                     3,072           3,241
     Assets held for sale                                             579             572
                                                                 --------        --------
        Total current assets                                       64,971          60,429
                                                                 --------        --------

PROPERTY, PLANT AND EQUIPMENT, NET                                 49,604          51,783

OTHER ASSETS:
     Goodwill                                                     169,853         171,166
     Deferred financing costs                                       6,480           6,770
     Deferred income taxes                                          8,208           8,205
     Other                                                          2,259           2,314
                                                                 --------        --------
                                                                  186,800         188,455
                                                                 --------        --------
                                                                 $301,375        $300,667
                                                                 ========        ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
     Current maturities of long-term debt                        $  3,738        $  4,043
     Notes payable to banks                                         8,675          10,660
     Accounts payable                                              22,548          21,193
     Accrued expenses                                              13,744          14,242
     Accrued interest                                               4,046             777
     Accrued income taxes                                           3,263           2,872
                                                                 --------        --------
        Total current liabilities                                  56,014          53,787
                                                                 --------        --------

LONG TERM DEBT, LESS CURRENT MATURITIES                           174,422         173,023

OTHER NONCURRENT LIABILITIES                                        7,247           7,909

SHAREHOLDERS' EQUITY
     Capital stock $.01 par value - authorized
        1,000 shares, 100 shares issued                                --              --
     Additional paid-in capital                                    89,823          89,823
     Retained deficit                                             (25,103)        (24,363)
     Accumulated other comprehensive (loss) income                 (1,028)            488
                                                                 --------        --------
        Total shareholders' equity                                 63,692          65,948
                                                                 --------        --------
                                                                 $301,375        $300,667
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


                                                                             (1)

                          AMTROL INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                           (UNAUDITED - IN THOUSANDS)



                                                            QUARTER ENDED
                                                       ----------------------
                                                       APRIL 3,       APRIL 4,
                                                         1999          1998
                                                       -------        -------

NET SALES                                              $54,409        $48,416
COST OF GOODS SOLD                                      40,486         36,774
                                                       -------        -------
    GROSS PROFIT                                        13,923         11,642

OPERATING EXPENSES
Selling, general and administrative                      8,209          6,431
Amortization of goodwill                                 1,116          1,096
                                                       -------        -------
    Income from operations                               4,598          4,115

OTHER INCOME (EXPENSE):
Interest expense                                        (5,051)        (5,199)
Interest income                                             24             32
License and distributorship fees                            45             30
Other, net                                                  97            201
                                                       -------        -------
    Loss before provision for income taxes                (287)          (821)
PROVISION FOR INCOME TAXES                                 453            138
                                                       -------        -------
    NET LOSS                                           $  (740)       $  (959)
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


                                                                             (2)

                          AMTROL INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                           (UNAUDITED - IN THOUSANDS )



                                                                                Accumulated
                                                       Additional                  Other
                                              Common   Paid-in       Retained   Comprehensive
                                              Stock     Capital      Deficit    Income (Loss)
                                              ------   ----------    --------   -------------

BALANCE, December 31, 1998                      --       $89,823     $(24,363)        $488
      Net Loss                                  --            --         (740)          --
      Currency Translation Adjustment           --            --           --       (1,516)
                                              ----       -------     --------      -------
BALANCE, April 3, 1999                          --       $89,823     ($25,103)     ($1,028)
                                              ====       =======     ========      =======

































The accompanying notes are an integral part of these consolidated financial statements.


                                                                             (3)

                          AMTROL INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED - IN THOUSANDS)


                                                                         QUARTER ENDED
                                                                       -------------------
                                                                       APRIL 3,    APRIL 4,
                                                                         1999       1999
                                                                       -------     -------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                          $  (740)    $  (959)
     Adjustments to reconcile net loss to net cash
          provided by operating activities -
           Depreciation and amortization                                 3,627       2,991
           Provision for losses on accounts receivable                      69          56
     Changes in operating assets and liabilities                        (2,320)      1,968
                                                                       -------     -------
                Net cash provided by operating activities                  636       4,056

CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from sale of property, plant and equipment                   106          --
     Capital expenditures                                               (1,852)     (4,944)
                                                                       -------     -------
                Net cash used in investing activities                   (1,746)     (4,944)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Repayment of debt                                                  (8,105)     (3,805)
     Issuance of debt                                                    8,383       5,565
                                                                       -------     -------
                Net cash provided by financing activities                  278       1,760
                                                                       -------     -------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                      (832)        872

Effect of exchange rate changes on cash and cash equivalents               (52)         (4)

Cash and Cash Equivalents, beginning of period                           1,088         544
                                                                       -------     -------
Cash and Cash Equivalents, end of period                               $   204     $ 1,412
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

3.   SIGNIFICANT ACCOUNTING POLICIES

     GOODWILL

     Goodwill represents the excess of purchase price over the fair value of net assets acquired in connection with the 1996 acquisition of the Company by affiliates of the Cypress Group L.L.C., the 1997 acquisition of Petroleo Mecanica ALFA, S.A. ("ALFA") and the 1998 acquisition of NOVA Wassererwarmer GmbH ("NOVA") and is included in other assets. Goodwill is being amortized up to 40 years.

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










                                                                             (5)

AMTROL INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT'D.)
                                   (UNAUDITED)



4.   INVENTORIES

     Inventories are stated at the lower of cost or market and were as follows (in thousands):

                                                        APRIL 3,    DECEMBER 31,
                                                          1999        1998
                                                        -------     -----------

Raw materials and work in process                       $12,492       $14,548
Finished goods                                           10,586         9,771
                                                        -------       -------
                                                        $23,078       $24,319
                                                        =======       =======


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

     Under the terms of the Agreement, AMTROL is required to comply, and is in compliance, with certain financial covenants and restrictions as of April 3, 1999.

6.   PROVISION FOR INCOME TAXES

     The effective income tax rates used in the interim financial statements are estimates of the full year's rates. The difference for 1999 between the provision computed using the statutory U.S. federal income tax rate and the provision for income taxes in the accompanying consolidated financial statements is primarily the result of goodwill amortization.

7.   COMPREHENSIVE INCOME

     For the quarters ended April 3, 1999 and April 4, 1998, the total comprehensive loss, which was comprised of the net loss and the foreign currency translation adjustment, amounted to $2,256 and $1,147, respectively.



                                                                             (6)

AMTROL INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT'D.)
                                   (UNAUDITED)



8.   ACQUISITION

     On June 9, 1998, the Company acquired NOVA Wassererwarmer GmbH ("NOVA") located in Donaueschingen, Germany for approximately $6.0 million (United States Dollars) plus assumed debt of $2.0 million. NOVA manufactures high-end residential and commercial water heaters which are marketed primarily in Germany, Switzerland and Austria. This acquisition provides AMTROL with expanded manufacturing and distribution capabilities in central Europe, in addition to the opportunity to offer many of AMTROL's complementary hydronic heating and water systems products in the European market. AMTROL assumed immediate management control of NOVA and, accordingly, the operating results and financial position of NOVA are included in the consolidated results of operations and consolidated balance sheets of AMTROL from the acquisition date. The following represents proforma net sales and net income for the quarter ended April 4, 1998 as though the acquisition of NOVA occurred as of January 1, 1998 (in thousands): Net sales $51,305, net loss $1,291.

9.   BUSINESS SEGMENT INFORMATION

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

     The Company's European segment includes the Company's facilities in Guimaraes, Portugal and Donaueschingen, Germany. The Guimaraes facility manufactures returnable and non-returnable steel gas cylinders for storing cooking, heating and refrigerant gases which are marketed throughout Europe, the Middle East and Africa, as well as the Far East. The Donaueschingen facility, acquired during the second quarter of 1998, manufactures and distributes residential and commercial water heaters which are marketed primarily in Switzerland, Austria and Germany.





                                                                             (7)

AMTROL INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------


              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT'D.)
                                   (UNAUDITED)



The primary criteria by which financial performance is evaluated and resources are allocated include revenues and operating income. The following is a summary of key financial data by segment:


                                                       FOR THE QUARTER ENDED
                                                       ----------------------
                                                       APRIL 3,      APRIL 4,
                                                        1999          1998
                                                       -------       -------

Sales to external customers
   North America                                       $36,649       $37,167
   Europe                                               17,760        11,249
                                                       -------       -------
   Consolidated                                        $54,409       $48,416
                                                       =======       =======

INCOME FROM OPERATIONS
   North America                                       $ 3,475       $ 2,752
   Europe                                                1,123         1,363
                                                       -------       -------
   Consolidated                                        $ 4,598       $ 4,115
                                                       =======       =======























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


                                                          FOR THE QUARTER ENDED
                                                          ---------------------
                                                          APRIL 3,      APRIL 4,
                                                            1999          1998
                                                          -------       -------

Net Sales                                                  100.0 %       100.0 %
Cost of Goods Sold                                          74.4          76.0
                                                           -----         -----
Gross Profit                                                25.6          24.0
Selling, General and Administrative Expenses                15.1          13.3
Amortization of Goodwill                                     2.0           2.2
                                                           -----         -----
Income from Operations                                       8.5           8.5
Interest Expense                                            (9.3)        (10.7)
Interest Income                                               --           0.1
Other Income, net                                            0.2           0.4
                                                           -----         -----
Loss before Provision for Income Taxes                      (0.6)         (1.7)
Provision for Income Taxes                                   0.8           0.3
                                                           -----         -----
Net Loss                                                    (1.4)%        (2.0)%
                                                           =====         =====



Results for the quarter were impacted by the acquisition of NOVA Wassererwarmer GmbH ("NOVA") on June 9, 1998 (see Note 8) as operating results of this subsidiary are included in the quarter ended April 3, 1999 but are not included in the comparable period in 1998.

Net sales for the first quarter increased $6.0 million or 12.4% compared to the same period in 1998. First quarter 1999 sales were the highest in the Company's history. The quarter-to-quarter comparison was favorably impacted by the acquisition of NOVA. Excluding NOVA, first quarter 1999 sales would have increased approximately 6.2%. Sales in North America, adjusted for certain markets which were transferred to Alfa from North America starting in May 1998, increased by 6.4% in the 1999 first quarter compared to 1998. European sales, excluding the impact of NOVA and markets transferred from North America, increased 5.4% in 1999 compared to 1998. Including NOVA, first quarter 1999 sales in Europe increased 58% compared to 1998.





                                                                            (10)

AMTROL INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

RESULTS OF OPERATIONS (CONT'D.)


The gross profit for the first quarter of 1999 increased $2.3 million or 19.6% from the first quarter of 1998. The gross margin percentage increased to 25.6% in 1999 from 24.0% in 1998. Excluding the results of NOVA, the margin percentage for the first quarter would have been 26.6%. The higher margins in 1999 are due largely to improvements in productivity at the Company's West Warwick, Rhode Island manufacturing facility and to favorable product mix.

Selling, General and Administrative expenses for the first quarter of 1999 increased to $8.2 million from $6.4 million in the first quarter of 1998 and, as a percentage of net sales, increased to 15.1% in 1999 from 13.3% in 1998. The inclusion of NOVA in 1999 but not 1998 added approximately $0.4 million to first quarter 1999 expenses. Also, higher operating costs at Alfa, related to substantially higher revenues, added an additional $0.7 million to first quarter 1999 expenses.

Earnings before interest expense, taxes, depreciation and amortization (EBITDA) increased 14% to $8.1 million for the first quarter of 1999, from $7.1 million in the first quarter of 1998. First quarter EBITDA in 1999 was the highest in the Company's history.

The net loss for the first quarter was $0.7 million, a decrease of approximately $0.2 million from the first quarter 1998 net loss.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital at April 3, 1999 was $9.0 million and the ratio of current assets to current liabilities was 1.16 to 1.0. This compares with working capital of $6.6 million and a current ratio of 1.12 to 1.0 at December 31, 1998.

Since the previous year end, the Company's accounts receivable increased $6.9 million while inventory declined approximately $1.2 million, reflecting seasonal demand. Accounts payable and accrued expenses combined increased from the previous year-end by approximately $0.9 million primarily due to the timing of payments.

The Company's cash balance decreased $0.9 million to $0.2 million as compared to the end of 1998. The Company invested approximately $1.9 million in plant and equipment during the first quarter.

The Company is a party to a Bank Credit Facility (the "Facility") which consists of $54.0 million of senior term loans (the "Term Loans") and a $30.0 million revolving credit facility (the "Revolving Credit Facility"). A portion ($9.9 million) of the Term Loans (the "Tranche A Term Loans") will mature on May 13, 2002, with quarterly amortization payments during the term of such loans. The remainder ($44.1 million) of the Term Loans (the "Tranche B Term Loans") will mature on May 13, 2004, with nominal quarterly amortization prior to the maturity of the Tranche A Term Loans and with the remaining amounts amortizing on a quarterly basis thereafter.



                                                                            (11)

AMTROL INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES (CONT'D)

The Revolving Credit Facility includes a sublimit providing for up to $20.0 million of availability on a revolving credit basis to finance permitted acquisitions. The commitments under the Revolving Credit Facility and the acquisition sublimit will each reduce by $5.0 million on November 13, 2000 and $10.0 million on November 13, 2001. The Revolving Credit Facility will mature on May 13, 2002. At April 3, 1999, amounts available under the revolver approximated $24.3 million. The Bank Credit Facility is secured by substantially all assets of the Company and its domestic subsidiaries.

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

The Bank Credit Facility and the Indenture contain various affirmative and negative covenants and restrictions. The Company was in compliance with all such covenants at April 3, 1999.

The Company intends to fund its future working capital expenditures and debt service requirements through cash flows generated from operations, borrowings under the revolving credit facility (the "Revolving Credit Facility") provided under the Bank Credit Agreement and through the use of available cash balances.

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







                                                                            (12)

AMTROL INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------


YEAR 2000 COMPLIANCE

The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have time-sensitive software may recognize a date using "00" as the Year 1900 rather than the Year 2000. The Company has recently completed the implementation of a new Enterprise Resource Planning System ("ERP") in its West Warwick, Rhode Island corporate headquarters. The ERP, in addition to providing the Company with a wide-range of operational and administrative efficiencies, supports most of the Company's North American operations and ensures that virtually all of the Company's core business systems are Year 2000 compliant. All remaining business software programs are expected to be made Year 2000 compliant by the end of the 1999 third quarter, including those supplied by vendors, or they will be retired. The cost to remediate possible exposures resulting from the Year 2000 problem cannot be distinguished from the overall cost of the ERP which approximated $3.0 million as of the end of 1998. Costs to remediate Year 2000 exposures other than costs incurred in connection with the ERP are not material.

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




                                                                            (13)

AMTROL INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------


YEAR 2000 COMPLIANCE (CONT'D)

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



ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Refer to the Company's annual report on Form 10-K for the year ended December 31, 1998 for a complete discussion of the Company's market risk. There have been no material changes to the market risk information included in the Company's 1998 annual report on Form 10-K.































                                                                            (14)

AMTROL INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------


                                    PART II




ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


No exhibits or reports on Form 8-K were filed during the period covered by this report.








































                                                                            (15)

AMTROL INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------


SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             AMTROL INC.


Date: May 10, 1999                           By: /s/ Albert D. Indelicato
      ------------                               -----------------------------
                                                 Albert D. Indelicato
                                                 President,
                                                 Chief Executive Officer and
                                                 Director



Date: May 10, 1999                           By: /s/ Donald W. Reilly
      ------------                               -----------------------------
                                                 Donald W. Reilly,
                                                 Vice President,
                                                 Chief Financial Officer and
                                                 Treasurer






















                                                                            (16)