Form 10-Q
period 1999-07-03
AMTROL INC /RI/
filed 1999-08-16
CIK 853547

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the quarterly period ended:       July 3, 1999
                                      ------------

Commission file number:                 0-20328
                                      ------------


                                   AMTROL INC.
             (exact name of registrant as specified in its charter)


               Rhode Island                              05-0246955
   -----------------------------------        ---------------------------------


                 1400 Division Road, West Warwick, RI 02893-1008
                 -----------------------------------------------
                    (Address of principal executive offices)



Registrant's telephone number, including area code:       (401) 884-6300
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





                    100 shares of Common stock $.01 par value
                    -----------------------------------------
                               as of July 3, 1999

AMTROL INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------




                  FORM 10-Q FOR THE QUARTER ENDED JULY 3, 1999



                                      INDEX



                                                                          PAGE
                                                                          ----
PART I.      FINANCIAL INFORMATION

  Item 1.    Consolidated Balance Sheets -
                 July 3, 1999 and December 31, 1998                        2

             Consolidated Statements of Operations -
                 For the Quarter and Six Months Ended July 3, 1999
                 and July 4, 1998                                          3

             Consolidated Statement of Shareholders' Equity -
                 For the Six Months Ended July 3, 1999                     4

             Consolidated Statements of Cash Flows -
                 For the Six Months Ended July 3, 1999 and July 4, 1998    5

             Notes to Consolidated Financial Statements                    6

  Item 2.    Management's Discussion and Analysis of Results of
                 Operations and Financial Condition                        11


PART II.     OTHER INFORMATION

  Item 6.    Exhibits and Reports on Form 8-K                              18

                Signatures                                                 19

                                    AMTROL INC. AND SUBSIDIARIES

                                     CONSOLIDATED BALANCE SHEETS
                                     (UNAUDITED - IN THOUSANDS)

                                        ASSETS

                                                                       JULY 3,        DECEMBER 31,
                                                                        1999              1998
                                                                      ---------       ------------
CURRENT ASSETS:
      Cash and cash equivalents                                       $      53        $   1,088
      Accounts receivable, less allowance for doubtful accounts          36,435           28,938
      Inventories                                                        21,958           24,319
      Prepaid income taxes                                                2,104            2,271
      Prepaid expenses and other                                          2,901            3,241
      Assets held for sale                                                   --              572
                                                                      ---------        ---------
         Total current assets                                            63,451           60,429
                                                                      ---------        ---------

PROPERTY, PLANT AND EQUIPMENT, NET                                       47,369           51,783

OTHER ASSETS:
      Goodwill                                                          168,780          171,166
      Deferred financing costs                                            6,251            6,770
      Deferred income taxes                                               8,208            8,205
      Other                                                               2,389            2,314
                                                                      ---------        ---------
                                                                        185,628          188,455
                                                                      ---------        ---------
                                                                      $ 296,448        $ 300,667
                                                                      =========        =========
                         LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
      Current maturities of long-term debt                            $   3,880        $   4,043
      Notes payable to banks                                              4,203           10,660
      Accounts payable                                                   24,393           21,193
      Accrued expenses                                                   15,089           14,242
      Accrued interest                                                    1,058              777
      Accrued income taxes                                                4,626            2,872
                                                                      ---------        ---------
         Total current liabilities                                       53,249           53,787
                                                                      ---------        ---------

LONG TERM DEBT, LESS CURRENT MATURITIES                                 172,640          173,023

OTHER NONCURRENT LIABILITIES                                              6,843            7,909

SHAREHOLDERS' EQUITY
      Capital stock $.01 par value - authorized 1,000 shares,
         100 shares issued                                                   --               --
      Additional paid-in capital                                         90,073           89,823
      Retained deficit                                                  (24,169)         (24,363)
      Accumulated other comprehensive (loss) income                      (2,188)             488
                                                                      ---------        ---------
         Total shareholders' equity                                      63,716           65,948
                                                                      ---------        ---------
                                                                      $ 296,448        $ 300,667
                                                                      =========        =========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          AMTROL INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                           (UNAUDITED - IN THOUSANDS)


                                                          QUARTER ENDED                 SIX MONTHS ENDED
                                                   ------------------------        -------------------------
                                                    JULY 3,          JULY 4,         JULY 3,         JULY 4,
                                                     1999            1998             1999            1998
                                                   --------        --------        ---------        --------
NET SALES                                          $ 55,909        $ 50,935        $ 110,318        $ 99,351

COST OF GOODS SOLD-Note 6                            40,664          44,648           81,150          81,422
                                                   --------        --------        ---------        --------

          GROSS PROFIT                               15,245           6,287           29,168          17,929

OPERATING EXPENSES
Selling, general and administrative                   7,155           6,933           15,364          13,364
Plant closing and
     reorganization costs-Note 6                         --           4,450               --           4,450
Management restructuring-Note 6                          --           3,500               --           3,500
Amortization of goodwill                              1,115           1,223            2,231           2,319
                                                   --------        --------        ---------        --------
          Income (loss) from operations               6,975          (9,819)          11,573          (5,704)

OTHER INCOME (EXPENSE):
Interest expense                                     (4,871)         (5,267)          (9,922)        (10,466)
Interest income                                          32              42               56              74
License and distributorship fees                         45              68               90              98
Other, net                                               65             323              162             524
                                                   --------        --------        ---------        --------
          Income (loss) before provision for
             (benefit from) income taxes              2,246         (14,653)           1,959         (15,474)

PROVISION FOR (BENEFIT FROM)
     INCOME TAXES                                     1,312          (5,100)           1,765          (4,962)
                                                   ========        ========        =========        ========
          NET INCOME (LOSS)                        $    934        $ (9,553)       $     194        $(10,512)
                                                   ========        ========        =========        ========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          AMTROL INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                           (UNAUDITED - IN THOUSANDS )

                                                                                                   ACCUMULATED
                                                            ADDITIONAL                                OTHER
                                               COMMON        PAID - IN           RETAINED         COMPREHENSIVE
                                               STOCK          CAPITAL            DEFICIT           INCOME (LOSS)
                                             --------       ----------          ---------         --------------

BALANCE, December 31, 1998                       -            $89,823            ($24,363)            $   488
      Capital Contribution                       -                250                  --                  --
      Net Income                                 -                 --                 194                  --
      Currency Translation Adjustment            -                 --                  --              (2,676)
                                               -----          -------            --------             -------
BALANCE, July 3, 1999                            -            $90,073            ($24,169)            ($2,188)
                                               =====          =======            ========             =======





       The accompanying notes are an integral part of these consolidated financial statements.

                          AMTROL INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED - IN THOUSANDS)


                                                                                SIX MONTHS ENDED
                                                                           -------------------------
                                                                            JULY 3,          JULY 4,
                                                                             1999             1998
                                                                           --------         --------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                                     $    194         $(10,512)
     Adjustments to reconcile net income (loss) to net cash
          provided by (used in) operating activities -
           Depreciation and amortization                                      7,151            6,408
           Provision for losses on accounts receivable                          123               94
           Non-cash charges                                                      --           11,600
           Gain on sale of fixed assets                                          --             (142)
     Changes in operating assets and liabilities                             (1,608)         (11,872)
                                                                           --------         --------
                Net cash provided by (used in) operating activities           5,860           (4,424)

CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisition of NOVA, net of cash acquired                                   --           (5,855)
     Proceeds from sale of property, plant and equipment                        961              642
     Capital expenditures                                                    (2,665)          (7,342)
                                                                           --------         --------
                Net cash used in investing activities                        (1,704)         (12,555)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Repayment of debt                                                      (23,039)         (10,689)
     Issuance of debt                                                        17,691           27,829
     Capital contribution                                                       250               --
                                                                           --------         --------
                Net cash (used in) provided by financing activities          (5,098)          17,140
                                                                           --------         --------

NET (DECREASE) INCREASE IN CASH AND CASH
EQUIVALENTS                                                                    (942)             161

Effect of exchange rate changes on cash and cash equivalents                    (93)              (3)

Cash and Cash Equivalents, beginning of period                                1,088              544

                                                                           ========         ========
Cash and Cash Equivalents, end of period                                   $     53         $    702
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

     RECLASSIFICATIONS

     Certain amounts in prior periods have been reclassified to permit comparison to the current year presentation.

4.   INVENTORIES

     Inventories are stated at the lower of cost or market and were as follows (in thousands):


                                               JULY 3,             DECEMBER 31,
                                                1999                  1998
                                              ---------           ------------
    Raw materials and work in process         $ 11,906              $ 14,548
    Finished goods                              10,052                 9,771
                                              --------              --------
                                              $ 21,958              $ 24,319
                                              ========              ========



5.   LONG-TERM DEBT AND NOTES PAYABLE TO BANKS

     The Bank Credit Agreement (the "Agreement") between the Company and a syndicate of lenders provides for secured borrowings consisting of (i) a five and one-half year revolving credit facility providing for up to $30 million in revolving loans, $5.0 million of which may be used for letters of credit (the "Revolving Credit Facility") and (ii) a term loan facility consisting of a five and one-half year Tranche A Term Loan, $9.6 million at July 3, 1999, and a seven and one-half year Tranche B Term Loan, $44.0 million at July 3, 1999, (collectively, the Term Loans). In addition, the Company has issued $115.0 million of Senior Subordinated Notes due in 2006 (the "Notes"). The Notes are unsecured obligations of the Company. The Notes bear interest at a rate of 10.625% per annum, which is payable semi-annually on each June 30 and December 31.

     Under the terms of the Agreement, AMTROL is required to comply, and is in compliance, with certain financial covenants and restrictions as of July 3, 1999.

AMTROL INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------


                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-CONT.
                                   (UNAUDITED)


6.   1998 PLANT CLOSING, REORGANIZATION AND RESTRUCTURING CHARGES

     The Company recorded aggregate charges of $14.5 million in the 1998 second quarter primarily related to a management restructuring and reorganization, abnormal warranty costs associated with a production problem (since corrected) and relocating and consolidating certain production lines. The abnormal warranty charge and manufacturing inefficiencies associated with the relocation of production are included in cost of sales.


7.   PROVISION FOR INCOME TAXES

     The effective income tax rates used in the interim financial statements are estimates of the full year's rates. The difference for 1999 between the provision computed using the statutory U.S. federal income tax rate and the provision for income taxes in the accompanying consolidated financial statements is primarily the result of goodwill amortization.

8.   COMPREHENSIVE INCOME

     The total comprehensive loss, which is comprised of the net income (loss) and the foreign currency translation adjustment, was as follows:

                                    QUARTER ENDED         SIX MONTHS ENDED
                                 ------------------      -------------------
                                 JULY 3,    JULY 4,     JULY 3,     JULY 4,
                                  1999        1998        1999        1998
                                 -------    -------     -------     --------
      Total Comprehensive Loss    $226       $9,635      $2,482     $10,782


9.   ACQUISITION

     On June 9, 1998, the Company acquired NOVA Wassererwarmer GmbH ("NOVA") located in Donaueschingen, Germany for approximately $6.0 million (United States Dollars) plus assumed debt of $2.0 million. NOVA manufactures high-end residential and commercial water heaters which are marketed primarily in Germany, Switzerland and Austria. This acquisition provides AMTROL with expanded manufacturing and distribution capabilities in central Europe, in addition to the opportunity to offer many of AMTROL's complementary hydronic heating and water systems products in the European market. AMTROL assumed immediate management control of NOVA and, accordingly, the operating results and financial position of NOVA are included in the consolidated results of operations and consolidated balance sheets of AMTROL from the

AMTROL INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-CONT.
                ------------------------------------------------
                                  (UNAUDITED)
                                  -----------

     acquisition date. The following represents proforma net sales and net loss for the second quarter and year-to-date July 4, 1998, respectively, as though the acquisition of NOVA occurred as of January 1, 1998 (in thousands): Net sales $53,324 and $104,629, net loss $9,487 and $10,778.

10.  BUSINESS SEGMENT INFORMATION

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

     The primary criteria by which financial performance is evaluated and resources are allocated include revenues and operating income. The following is a summary of key financial data by segment:

AMTROL INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------


                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-CONT.
                                   (UNAUDITED)

                                          QUARTER ENDED                  SIX MONTHS ENDED
                                     -----------------------         ------------------------
                                     JULY 3,         JULY 4,          JULY 3,         JULY 4,
                                      1999            1998             1999            1998
                                     -------        --------         --------        --------
SALES TO EXTERNAL CUSTOMERS
   North America                     $38,443        $ 36,804         $ 75,092        $ 73,971
   Europe                             17,466          14,131           35,226          25,380
                                     -------        --------         --------        --------
   Consolidated                      $55,909        $ 50,935         $110,318        $ 99,351
                                     =======        ========         ========        ========

INCOME (LOSS) FROM OPERATIONS
   North America                     $ 5,056        $(11,135)        $  8,531        $ (8,383)
   Europe                              1,919           1,316            3,042           2,679
                                     -------        --------         --------        --------
   Consolidated                      $ 6,975        $ (9,819)        $ 11,573        $ (5,704)
                                     =======        ========         ========        ========

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

                                                   QUARTER ENDED                   SIX MONTHS ENDED
                                               ----------------------           -----------------------
                                               JULY 3,        JULY 4,           JULY 3,         JULY 4,
                                                1999           1998              1999            1998
                                               -------        -------           -------         -------
Net Sales                                      100.0%         100.0%            100.0%          100.0%
Cost of Goods Sold                              72.7           87.7              73.6            81.9
                                               -----          -----             -----           -----
Gross Profit                                    27.3           12.3              26.4            18.1
Selling, General and
     Administrative Expenses                    12.8           13.6              13.9            13.5
Plant Closing and Reorganization Costs             -            8.7                 -             4.5
Management Restructuring                           -            6.9                 -             3.5
Amortization of Goodwill                         2.0            2.4               2.0             2.3
                                               -----          -----             -----           -----
Income (Loss) from Operations                   12.5          (19.3)             10.5            (5.7)
Interest Expense                                (8.7)         (10.3)             (9.0)          (10.6)
Interest Income                                  0.1            0.1               0.1             0.1
Other Income, net                                0.2            0.7               0.2             0.6
                                               -----          -----             -----           -----
Income (loss) before Provision for
     (Benefit from) Income Taxes                 4.1          (28.8)              1.8           (15.6)
Provision for (Benefit from) Income
     Taxes                                       2.4          (10.0)              1.6            (5.0)
                                               =====          =====             =====           =====
Net Income (Loss)                                1.7%         (18.8)%             0.2%          (10.6)%
                                               =====          =====             =====           =====


Results for the quarter and year-to-date periods are impacted by the acquisition of NOVA Wassererwarmer GmbH ("NOVA") on June 9, 1998 (see Note 9) as operating results of this subsidiary are included in the quarter and six months ended July 3, 1999, but are only included in 1998 from the acquisition date.

SECOND QUARTER ENDED JULY 3, 1999

Net sales for the second quarter increased $5.0 million or 9.8% compared to the same period in 1998. Second quarter 1999 sales were the highest in the Company's history. The quarter-to-quarter comparison is favorably impacted by the acquisition of NOVA. Excluding the impact of this acquisition, second quarter 1999 net sales would have increased approximately 6.8%. Sales in North America, adjusted for certain markets which were transferred to ALFA from North America starting in May 1998, increased by 8.1% in the 1999 second quarter compared to 1998. European sales, excluding the impact of NOVA and markets transferred from North

AMTROL INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


America, increased 2.1% in the second quarter of 1999 compared to the same quarter in 1998. Including NOVA, second quarter 1999 sales in Europe increased 23.6% compared to 1998.

The gross profit for the second quarter of 1999 increased from the second quarter of 1998, excluding the 1998 provision for abnormal warranty costs, by $4.5 million or 41.3% with the margin percentage increasing to 27.3% from 21.1%. Excluding the results of NOVA, the margin percentage for the second quarter would have been 28.4%. The higher margins in 1999 are mainly attributable to productivity improvements at the Company's West Warwick, Rhode Island manufacturing facility and to favorable product mix.

Selling, General and Administrative expenses for the 1999 second quarter increased approximately $0.2 million from 1998, and as a percentage of sales, decreased to 12.8% in 1999 from 13.6% in 1998.

Earnings before interest expense, taxes, depreciation and amortization (EBITDA) in the second quarter of 1999 increased $16.8 million to $10.4 million, compared to $(6.4) million in the 1998 second quarter. The second quarter of 1998 included restructuring and reorganization costs, costs related to a plant relocation and abnormal warranty costs aggregating $14.5 million. Second quarter, 1999 EBITDA was the highest in the Company's history.

Goodwill amortization expense of $1.1 million for the second quarter of 1999 was relatively unchanged from the second quarter of 1998, and interest expense of $4.9 million for the second quarter decreased $0.4 million over the comparable 1998 period. The decrease in interest expense primarily relates to the reduction of debt offset by the acquisition and financing of NOVA.

Pretax income for the second quarter was $2.2 million, an increase of approximately $16.9 million over the second quarter 1998 pretax loss.


SIX MONTHS ENDED JULY 3, 1999

Net sales for the six months ended July 3, 1999 increased $11.0 million or 11.0% compared to the same period in 1998. The year-to-year comparison is favorably impacted by the acquisition of NOVA. Excluding the impact of this acquisition, year-to-date second quarter 1999 net sales would have increased approximately 6.5%. Sales in North America, adjusted for certain markets which were transferred to ALFA from North America starting in May 1998, increased by 7.3% for the six months ended July 3, 1999 compared to the same period in 1998. European sales, excluding the impact of NOVA and markets transferred from North America, increased 3.8% in 1999 compared to the same period in 1998. Including NOVA, year-to-date 1999 sales in Europe increased 38.8% compared to the comparable 1998 period.

The gross profit and margin percentage for the six months ended July 3, 1999 were impacted

AMTROL INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


by the same factors as those affecting the second quarter. Gross profit increased by $6.7 million or 30.1% in comparison to the same period in 1998 (excluding the provision for abnormal warranty costs). The gross profit percentage increased to 26.4% in 1999 from 22.6% in 1998, primarily due to productivity improvements at the Company's West Warwick, Rhode Island manufacturing facility and to favorable product mix. Excluding the results of NOVA, the margin percentage for the first six months of 1999 would have been 27.5%.

Selling, General and Administrative expenses for the six months ended July 3, 1999 increased approximately $2.0 million from 1998. The increase is mainly attributable to the inclusion of NOVA in all of 1999 but for only one month in 1998. As a percentage of net sales, selling, general and administrative expenses were approximately the same in 1999 as in 1998.

Earnings before interest expense, taxes, depreciation and amortization (EBITDA) for the six months ended July 3, 1999 increased $17.8 million to $18.5 million, compared to $0.7 million for the six months ended July 4, 1998. The six months ended July 4, 1998 included restructuring and reorganization costs, costs related to a plant relocation and abnormal warranty costs aggregating $14.5 million.

For the six months ended July 3, 1999, goodwill amortization expense of $2.2 million was relatively unchanged from the comparable period in 1998 and interest expense decreased $0.5 million from 1998 to $9.9 million. The decrease in interest expense primarily relates to the reduction of debt offset by the acquisition and financing of NOVA.

Year-to-date net income was $0.2 million, an increase of approximately $10.7 million over the year-to-date 1998 net loss.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital at July 3, 1999 was $10.2 million and the ratio of current assets to current liabilities was 1.19 to 1.0. This compares with working capital of $6.6 million and a current ratio of 1.12 to 1.0 at December 31, 1998. The increase in working capital resulted, in part, from an increase in accounts receivable of $7.5 million, offset by an inventory decline of approximately $2.4 million. The increase in receivables and the decrease in inventory are primarily the result of higher sales. Accounts payable and accrued expenses combined increased from the previous year-end by approximately $4.0 million, largely due to the timing of payments.

The Company's cash balance declined $1.0 million as compared to the end of 1998. During this same period, the Company invested approximately $2.7 million in plant and equipment and decreased net borrowings by $7.0 million.

The Company's total capital expenditures for 1999 are projected to approximate $8.5 million. The projection reflects planned capital investments at the Guimaraes, Portugal and West Warwick, Rhode Island facilities to improve productivity and additional investments in

AMTROL INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


information systems at all of the Company's locations.

The Company is a party to a Bank Credit Facility (the "Facility") which consists of $53.6 million of senior term loans (the "Term Loans") and a $30.0 million revolving credit facility (the "Revolving Credit Facility"). A portion ($9.6 million) of the Term Loans (the "Tranche A Term Loans") will mature on May 13, 2002, with quarterly amortization payments during the term of such loans. The remainder ($44.0 million) of the Term Loans (the "Tranche B Term Loans") will mature on May 13, 2004, with nominal quarterly amortization prior to the maturity of the Tranche A Term Loans and with the remaining amounts amortizing on a quarterly basis thereafter.

The Revolving Credit Facility includes a sublimit providing for up to $20.0 million of availability on a revolving credit basis to finance permitted acquisitions. The commitments under the Revolving Credit Facility and the acquisition sublimit will each reduce by $5.0 million on November 13, 2000 and $10.0 million on November 13, 2001. The Revolving Credit Facility will mature on May 13, 2002. At July 3, 1999, amounts available under the revolver approximated $25.4 million. The Bank Credit Facility is secured by substantially all assets of the Company and its domestic subsidiaries.

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

The Bank Credit Facility and the Indenture contain various affirmative and negative covenants and restrictions. The Company was in compliance with all such covenants at July 3, 1999.

In the second quarter, members of the Company's management contributed an additional $0.3 million of new equity into the Company's parent, AMTROL Holdings Inc. In turn, AMTROL Holdings Inc. contributed a like amount to the Company. The Company's management agreed to make additional capital contributions of $0.6 million to AMTROL Holdings Inc. over the next two years.

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

YEAR 2000 COMPLIANCE

The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have time-sensitive software may recognize a date using "00" as the Year 1900 rather than the Year 2000. The Company has recently completed the implementation of a new Enterprise Resource Planning System ("ERP") in its West Warwick, Rhode Island corporate headquarters. The ERP, in addition to providing the Company with a wide-range of operational and administrative efficiencies, supports most of the Company's North American operations and ensures that virtually all of the Company's core business systems are Year 2000 compliant. All remaining business software programs are expected to be made Year 2000 compliant by the end of 1999, including those supplied by vendors, or they will be retired. The cost to remediate possible exposures resulting from the Year 2000 problem cannot be distinguished from the overall cost of the ERP which approximated $3.0 million as of the end of 1998. Costs to remediate Year 2000 exposures other than costs incurred in connection with the ERP are not material.

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




The Company has also communicated with the vendors supplying manufacturing equipment utilizing hardware, software and associated embedded computer chips and has determined that the majority of its equipment is Year 2000 compliant. The remaining equipment not currently Year 2000 compliant will be compliant by January 1 or retired.

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



                                          AMTROL INC.


Date:    August 13, 1999                  By: /s/ Albert D. Indelicato
    ------------------------------           ----------------------------------
                                               Albert D. Indelicato
                                               President,
                                               Chief Executive Officer and
                                               Director



Date:    August 13, 1999                  By: /s/ Donald W. Reilly
    ------------------------------           ----------------------------------
                                               Donald W. Reilly,
                                               Vice President,
                                               Chief Financial Officer and
                                               Treasurer