Form 10-Q
period 1999-10-02
AMTROL INC /RI/
filed 1999-11-16
CIK 853547

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the quarterly period ended:           October 2, 1999
                                          ---------------

Commission file number:                       0-20328
                                          ---------------

                                   AMTROL INC.
             (exact name of registrant as specified in its charter)

      Rhode Island                                               05-0246955
-------------------------                                   --------------------



                 1400 Division Road, West Warwick, RI 02893-1008
                 -----------------------------------------------
                    (Address of principal executive offices)


Registrant's telephone number, including area code:    (401) 884-6300
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


                         Yes _X_                  No ___


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



                    100 shares of Common stock $.01 par value
                    -----------------------------------------
                              as of October 2, 1999

AMTROL INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------



                 FORM 10-Q FOR THE QUARTER ENDED OCTOBER 2, 1999

                                      INDEX

                                                                                                    PAGE
                                                                                                    ----
PART I.         FINANCIAL INFORMATION

     Item 1.    Consolidated Balance Sheets -
                    October 2, 1999 and December 31, 1998                                            2

                Consolidated Statements of Operations -
                    For the Quarter and Nine Months Ended October 2, 1999
                    and October 3, 1998                                                              3

                Consolidated Statement of Shareholders' Equity -
                    For the Nine Months Ended October 2, 1999                                        4

                Consolidated Statements of Cash Flows -
                    For the Nine Months Ended October 2, 1999 and October 3, 1998                    5

                Notes to Consolidated Financial Statements                                           6

     Item 2.    Management's Discussion and Analysis of Results of
                    Operations and Financial Condition                                               11

PART II.        OTHER INFORMATION

     Item 6.    Exhibits and Reports on Form 8-K                                                     17

                Signatures                                                                           18

                          AMTROL INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                           (UNAUDITED - IN THOUSANDS)

                                     ASSETS

                                                                       OCTOBER 2,        DECEMBER 31,
                                                                          1999               1998
                                                                       ----------        ------------
CURRENT ASSETS:
    Cash and cash equivalents                                          $     577           $   1,088
    Accounts receivable, less allowance for doubtful accounts             34,737              28,938
    Inventories                                                           23,650              24,319
    Prepaid income taxes                                                   2,419               2,271
    Prepaid expenses and other                                             2,100               3,241
    Assets held for sale                                                      --                 572
                                                                       ---------           ---------
       Total current assets                                               63,483              60,429
                                                                       ---------           ---------

PROPERTY, PLANT AND EQUIPMENT, NET                                        47,616              51,783

OTHER ASSETS:
    Goodwill                                                             167,815             171,166
    Deferred financing costs                                               5,970               6,770
    Deferred income taxes                                                  8,208               8,205
    Other                                                                  2,216               2,314
                                                                       ---------           ---------
                                                                         184,209             188,455
                                                                       ---------           ---------
                                                                       $ 295,308           $ 300,667
                                                                       =========           =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
    Current maturities of long-term debt                               $   3,676           $   4,043
    Notes payable to banks                                                 3,106              10,660
    Accounts payable                                                      22,052              21,193
    Accrued expenses                                                      15,020              14,242
    Accrued interest                                                       4,132                 777
    Accrued income taxes                                                   6,101               2,872
                                                                       ---------           ---------
       Total current liabilities                                          54,087              53,787
                                                                       ---------           ---------

LONG TERM DEBT, LESS CURRENT MATURITIES                                  168,112             173,023

OTHER NONCURRENT LIABILITIES                                               6,600               7,909

SHAREHOLDERS' EQUITY
    Capital stock $.01 par value - authorized 1,000 shares,
       100 shares issued                                                      --                  --
    Additional paid-in capital                                            90,156              89,823
    Retained deficit                                                     (22,604)            (24,363)
    Accumulated other comprehensive (loss) income                         (1,043)                488
                                                                       ---------           ---------
       Total shareholders' equity                                         66,509              65,948
                                                                       ---------           ---------
                                                                       $ 295,308           $ 300,667
                                                                       =========           =========


 The accompanying notes are an integral part of these consolidated financial statements.

                          AMTROL INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                           (UNAUDITED - IN THOUSANDS)


                                                              QUARTER ENDED                         NINE MONTHS ENDED
                                                      ------------------------------          ------------------------------

                                                      OCTOBER 2,          OCTOBER 3,          OCTOBER 2,          OCTOBER 3,
                                                         1999                1998                1999                1998
                                                      ----------          ----------          ----------          ----------
NET SALES                                             $  53,153           $  55,573           $ 163,471           $ 154,924

COST OF GOODS SOLD-Note 6                                37,348              43,820             118,498             125,349
                                                      ---------           ---------           ---------           ---------

          GROSS PROFIT                                   15,805              11,753              44,973              29,575

OPERATING EXPENSES
Selling, general and administrative                       6,858               7,113              22,222              20,477
Plant closing and  reorganization costs-Note 6               --                  --                  --               4,450
Management restructuring-Note 6                              --                  --                  --               3,500
Amortization of goodwill                                  1,116               1,136               3,347               3,348
                                                      ---------           ---------           ---------           ---------
          Income (loss) from operations                   7,831               3,504              19,404              (2,200)

OTHER INCOME (EXPENSE):
Interest expense                                         (4,841)             (5,289)            (14,763)            (15,755)
Interest income                                              39                  43                  95                 117
License and distributorship fees                             60                  72                 150                 170
Other, net                                                   76                 172                 238                 696
                                                      ---------           ---------           ---------           ---------
          Income (loss) before provision for
             (benefit from) income taxes                  3,165              (1,498)              5,124             (16,972)

PROVISION FOR (BENEFIT FROM)
     INCOME TAXES                                         1,600                (110)              3,365              (5,072)
                                                      ---------           ---------           ---------           ---------
          NET INCOME (LOSS)                           $   1,565           ($  1,388)          $   1,759           ($ 11,900)
                                                      =========           =========           =========           =========


 The accompanying notes are an integral part of these consolidated financial statements.

                          AMTROL INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                           (UNAUDITED - IN THOUSANDS )


                                                                                              ACCUMULATED
                                                         ADDITIONAL                              OTHER
                                           COMMON        PAID - IN           RETAINED        COMPREHENSIVE
                                           STOCK          CAPITAL            DEFICIT         INCOME (LOSS)
                                           ------        ----------          --------        -------------
BALANCE, December 31, 1998                     --          $ 89,823          $(24,363)          $    488
      Capital Contribution                     --               333                --                 --
      Net Income                               --                --             1,759                 --
      Currency Translation Adjustment                            --                --                 --
                                                                                                  (1,531)
                                         --------          --------          --------           --------
BALANCE, October 2, 1999                       --          $ 90,156          $(22,604)          $ (1,043)
                                         ========          ========          ========           ========


 The accompanying notes are an integral part of these consolidated financial statements.

                          AMTROL INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED - IN THOUSANDS)

                                                                                  NINE MONTHS ENDED
                                                                            -----------------------------
                                                                            OCTOBER 2,         OCTOBER 3,
                                                                               1999               1998
                                                                            ----------         ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                                       $  1,759           $(11,900)
     Adjustments to reconcile net income (loss) to net cash
          provided by operating activities -
           Depreciation and amortization                                       10,530              9,399
           Provision for losses on accounts receivable                            127                177
           Non-cash charges                                                        --             11,600
     Changes in operating assets and liabilities                                1,389             (9,069)
                                                                             --------           --------
                Net cash provided by operating activities                      13,805                207

CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisition of NOVA, net of cash acquired                                     --             (5,855)
     Proceeds from sale of property, plant and equipment                          961              2,025
     Capital expenditures                                                      (4,008)            (9,358)
                                                                             --------           --------
                Net cash used in investing activities                          (3,047)           (13,188)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Repayment of debt                                                        (32,203)           (43,048)
     Issuance of debt                                                          20,685             35,486
     Capital contribution                                                         333             20,497
                                                                             --------           --------
                Net cash (used in) provided by financing activities           (11,185)            12,935
                                                                             --------           --------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                        (427)               (46)

Effect of exchange rate changes on cash and cash equivalents                      (84)                 8

Cash and Cash Equivalents, beginning of period                                  1,088                544

                                                                             --------           --------
Cash and Cash Equivalents, end of period                                     $    577           $    506
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

4.   INVENTORIES

     Inventories are stated at the lower of cost or market and were as follows (in thousands):

                                                    OCTOBER 2,      DECEMBER 31,
                                                       1999             1998
                                                    ----------      ------------
          Raw materials and work in process          $12,349          $14,548
          Finished goods                              11,301            9,771
                                                     -------          -------
                                                     $23,650          $24,319
                                                     =======          =======


5.   LONG-TERM DEBT

     The Bank Credit Agreement (the "Agreement") between the Company and a syndicate of lenders provides for secured borrowings consisting of (i) a five and one-half year revolving credit facility providing for up to $30 million in revolving loans, $5.0 million of which may be used for letters of credit (the "Revolving Credit Facility") and (ii) a term loan facility consisting of a five and one-half year Tranche A Term Loan, $8.8 million at October 2, 1999, and a seven and one-half year Tranche B Term Loan, $43.9 million at October 2, 1999, (collectively, the Term Loans). In addition, the Company has issued $115.0 million of Senior Subordinated Notes due in 2006 (the "Notes"). The Notes are unsecured obligations of the Company. The Notes bear interest at a rate of 10.625% per annum, which is payable semi-annually on each June 30 and December 31.

     Under the terms of the Agreement, AMTROL is required to comply, and is in compliance, with certain financial covenants and restrictions as of October 2, 1999.

AMTROL INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-CONT.
                                   (UNAUDITED)


6.   1998 PLANT CLOSING, REORGANIZATION AND RESTRUCTURING CHARGES

     The Company recorded aggregate charges of $16.3 million through the third quarter of 1998 primarily related to a management restructuring and reorganization, abnormal warranty costs associated with a production problem (since corrected) and relocating and consolidating certain production lines. The abnormal warranty charge and manufacturing inefficiencies associated with the relocation of production are included in cost of sales.

7.   PROVISION FOR INCOME TAXES

     The effective income tax rates used in the interim financial statements are estimates of the full year's rates. The difference for 1999 between the provision computed using the statutory U.S. federal income tax rate and the provision for income taxes in the accompanying consolidated financial statements is primarily the result of goodwill amortization.

8.   COMPREHENSIVE INCOME

     The total comprehensive income (loss), which is comprised of the net income
     (loss) and the foreign currency translation adjustment, was as follows:

                                                     QUARTER ENDED               NINE MONTHS ENDED
                                               -------------------------     -----------------------
                                               October 2,     October 3,     October 2,   October 3,
                                                  1999           1998           1999         1998
                                               ----------     ----------     ----------   ----------

     Total Comprehensive Income (Loss)           $2,710           $230           $228      ($10,552)


9.   ACQUISITION

     On June 9, 1998, the Company acquired NOVA Wassererwarmer GmbH ("NOVA") located in Donaueschingen, Germany for approximately $6.0 million (United States Dollars) plus assumed debt of $2.0 million. NOVA manufactures high-end residential and commercial water heaters which are marketed primarily in Germany, Switzerland and Austria. This acquisition provides AMTROL with expanded manufacturing and distribution capabilities in central Europe, in addition to the opportunity to offer many of AMTROL's complementary hydronic heating and water systems products in the European market. AMTROL assumed immediate management control of NOVA and, accordingly, the operating results and financial position of NOVA are included in the consolidated results of operations and consolidated balance sheets of AMTROL from the acquisition date. The following represents proforma net sales and net loss for year-to-

AMTROL INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-CONT.
                                   (UNAUDITED)


     date October 3, 1998 as though the acquisition of NOVA occurred as of January 1, 1998 (in thousands): Net sales $160,643, net loss $11,806.

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

     The primary criteria by which financial performance is evaluated and resources are allocated include revenues and operating income. The following is a summary of key financial data by segment:

                                               QUARTER ENDED                       NINE MONTHS ENDED
                                       -----------------------------         -----------------------------
                                       OCTOBER 2,         OCTOBER 3,         OCTOBER 2,         OCTOBER 3,
                                          1999               1998               1999               1998
                                       ----------         ----------         ----------         ----------
Sales to external customers
   North America                       $  36,666          $  38,912          $ 111,758          $ 112,883
   Europe                                 16,487             16,661             51,713             42,041
                                       ---------          ---------          ---------          ---------

   Consolidated                        $  53,153          $  55,573          $ 163,471          $ 154,924
                                       =========          =========          =========          =========

INCOME (LOSS) FROM OPERATIONS
   North America                       $   6,083          $   2,622          $  14,614          $  (5,761)
   Europe                                  1,748                882              4,790              3,561
                                       ---------          ---------          ---------          ---------

   Consolidated                        $   7,831          $   3,504          $  19,404          $  (2,200)
                                       =========          =========          =========          =========

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

                                                     QUARTER ENDED                NINE MONTHS ENDED
                                              --------------------------      --------------------------
                                              OCTOBER 2,      OCTOBER 3,      OCTOBER 2,      OCTOBER 3,
                                                 1999            1998            1999            1998
                                              ----------      ----------      ----------      ----------
Net Sales                                       100.0%          100.0%          100.0%          100.0%
Cost of Goods Sold                               70.3            78.9            72.5            80.9
                                                -----           -----           -----           -----
Gross Profit                                     29.7            21.1            27.5            19.1
Selling, General and
     Administrative Expenses                     12.9            12.8            13.6            13.2
Plant Closing and Reorganization Costs             --              --              --             2.9
Management Restructuring                           --                              --             2.3
Amortization of Goodwill                          2.1             2.0             2.0             2.1
                                                -----           -----           -----           -----
Income (Loss) from Operations                    14.7             6.3            11.9            (1.4)
Interest Expense                                 (9.1)           (9.5)           (9.0)          (10.2)
Interest Income                                    --             0.1              --             0.1
Other Income, net                                 0.3             0.4             0.2             0.5
                                                -----           -----           -----           -----
Income (loss) before Provision for

     (Benefit from) Income Taxes                  5.9            (2.7)            3.1           (11.0)
Provision for (Benefit from) Income
     Taxes                                        3.0            (0.2)            2.0            (3.3)
                                                -----           -----           -----           -----
Net Income (Loss)                                 2.9%           (2.5)%           1.1%           (7.7)%
                                                =====           =====           =====           =====


Year-to-date results are impacted by the acquisition of NOVA Wassererwarmer GmbH ("NOVA") on June 9, 1998 (see Note 9) as operating results of this subsidiary are included in the nine months ended October 2, 1999, but are only included in 1998 from the acquisition date.

AMTROL INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


THIRD QUARTER ENDED OCTOBER 2, 1999

The Company's 1999 third quarter operating results compared to the corresponding period of 1998 reflect significant increases in gross profit, net income and earnings before interest, taxes, depreciation and amortization ("EBITDA"), even though net sales for the quarter were somewhat lower.

Net sales for the third quarter decreased $2.4 million or 4.4% compared to the same period in 1998. The quarter-to-quarter comparison is impacted by unusually strong sales in 1998 resulting from a significant order backlog at the beginning of the 1998 third quarter. Back orders at the beginning of the 1999 third quarter were approximately $2.0 million less than at the beginning of the same quarter in 1998 as a result of a significantly increased effort to improve customer service. Sales in North America, adjusted for certain markets which were transferred to Alfa in 1998, were down 2.0% in the 1999 third quarter, primarily due to the lower backorder position. Sales in Europe in the 1999 third quarter, also adjusted for transferred markets, decreased approximately 9.0% primarily due to weaker European currencies compared to the U.S. Dollar in 1999. Despite higher local currency sales in 1999, the weak Escudo decreased the reported amount of those sales in U.S. dollars.

Gross profit for the third quarter of 1999 increased from the third quarter of 1998 by $4.1 million or 34.5% with the margin percentage increasing to 29.7% from 21.1%. The higher margins in 1999 are mainly attributable to productivity improvements at the Company's West Warwick, Rhode Island manufacturing facility and to worldwide cost reduction initiatives.

Selling, general and administrative expenses for the 1999 third quarter decreased approximately $0.3 million compared to 1998. The decrease was the result of cost containment actions in 1999.

EBITDA in the third quarter of 1999 increased $4.4 million, or 66%, to $11.1 million, compared to $6.7 million in the 1998 third quarter. Third quarter 1999 EBITDA was the highest in the Company's history and is the third consecutive record setting quarter.

Goodwill amortization expense of $1.1 million for the third quarter of 1999 was relatively unchanged from the third quarter of 1998, and interest expense of $4.8 million for the third quarter decreased $0.5 million over the comparable 1998 period as a result of a reduction in long term debt.

Pre-tax income for the 1999 third quarter was $3.2 million, an increase of approximately $4.7 million over the 1998 third quarter pre-tax loss.

NINE MONTHS ENDED OCTOBER 2, 1999

The Company's operating results for the nine months ended October 2, 1999 compared to the

AMTROL INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


same period of 1998 reflect higher net sales, gross profit, net income and EBITDA.

Net sales for the first nine months of 1999 increased $8.5 million or 5.5% compared to the same period in 1998. The comparison is favorably impacted by the acquisition of NOVA. Excluding this acquisition, year-to-date 1999 net sales would have increased approximately 3.0%. Sales in North America, adjusted for certain markets which were transferred to ALFA from North America starting in May 1998, increased by 4.2% for the 1999 nine month period compared to the same period in 1998. European sales in local currency, excluding the impact of NOVA and markets transferred from North America increased 2.2% in 1999, compared to the same period in 1998.

Gross profit for the nine months ended October 2, 1999 increased by $10.9 million or 32.0% in comparison to the same period in 1998 (excluding the 1998 provision for abnormal warranty costs). The gross profit percentage increased to 27.5% in 1999 from 22.0% in 1998. Similar to the third quarter comparison, the increase in gross profit and the margin percentage is primarily due to productivity improvements at the Company's West Warwick, Rhode Island manufacturing facility and worldwide cost reduction initiatives. Excluding the results of NOVA, the margin percentage for the first nine months of 1999 would have been 28.6%.

Selling, general and administrative expenses for the nine months ended October 2, 1999 increased approximately $1.7 million from 1998. The increase is mainly attributable to the inclusion of NOVA in all of 1999 but only four months in 1998; and higher operating costs at Alfa, related to substantially higher revenues, added an additional $0.7 million to 1999 expenses.

EBITDA for the nine months ended October 2, 1999 increased $22.2 million to $29.5 million, compared to $7.3 million for the nine months ended October 3, 1998. The nine months ended October 3, 1998 included restructuring and reorganization costs, costs related to a plant relocation and abnormal warranty costs aggregating $16.3 million.

Goodwill amortization expense of $3.3 million for the first nine months of 1999 was relatively unchanged from the comparable period in 1998 and interest expense decreased $1.0 million from 1998 to $14.8 million. The decrease in interest expense primarily relates to the reduction of debt offset by the acquisition and financing of NOVA.

Year-to-date pre-tax income was $5.1 million, an increase of approximately $22.1 million over the year-to-date 1998 pre-tax loss of $17.0 million.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital at October 2, 1999 was $9.4 million and the ratio of current assets to current liabilities was 1.17 to 1.0. This compares with working capital of $6.6 million and a current ratio

AMTROL INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


of 1.12 to 1.0 at December 31, 1998. The increase in working capital resulted, in part, from an increase in accounts receivable of $5.8 million, offset by an inventory decline of approximately $0.7 million. The increase in receivables and the decrease in inventory are primarily the result of seasonally higher sales. Accounts payable and accrued expenses combined increased from the previous year-end by approximately $1.6 million, largely due to the timing of payments.

The Company's cash balance declined $0.5 million as compared to the end of 1998. During this same period, the Company invested approximately $4.0 million in plant and equipment and decreased net borrowings by $12.8 million.

The Company's total capital expenditures for 1999 are projected to approximate $8.5 million. The projection reflects planned capital investments at the Guimaraes, Portugal and West Warwick, Rhode Island facilities to improve productivity and additional investments in information systems at all of the Company's locations.

The Company is a party to a Bank Credit Facility (the "Facility") which consists of $52.7 million of senior term loans (the "Term Loans") and a $30.0 million revolving credit facility (the "Revolving Credit Facility"). A portion ($8.8 million) of the Term Loans (the "Tranche A Term Loans") will mature on May 13, 2002, with quarterly amortization payments during the term of such loans. The remainder ($43.9 million) of the Term Loans (the "Tranche B Term Loans") will mature on May 13, 2004, with nominal quarterly amortization prior to the maturity of the Tranche A Term Loans and with the remaining amounts amortizing on a quarterly basis thereafter.

The Revolving Credit Facility includes a sublimit providing for up to $20.0 million of availability on a revolving credit basis to finance permitted acquisitions. The commitments under the Revolving Credit Facility and the acquisition sublimit will each reduce by $5.0 million on November 13, 2000 and $10.0 million on November 13, 2001. The Revolving Credit Facility will mature on May 13, 2002. At October 2, 1999, amounts available under the revolver approximated $28.6 million. The Bank Credit Facility is secured by substantially all assets of the Company and its domestic subsidiaries.

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

AMTROL INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


The Bank Credit Facility and the Indenture contain various affirmative and negative covenants and restrictions. The Company was in compliance with all such covenants at October 2, 1999.

During 1999, members of the Company's management have contributed an additional $0.3 million of new equity into the Company's parent, AMTROL Holdings Inc. In turn, AMTROL Holdings Inc. contributed a like amount to the Company. The Company's management agreed to make additional capital contributions of $0.7 million to AMTROL Holdings Inc. over the next two years.

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

                                              AMTROL INC.

Date:  November 16, 1999                      By: /s/ALBERT D. INDELICATO
    -----------------------                     --------------------------------
                                                     Albert D. Indelicato
                                                     President,
                                                     Chief Executive Officer and
                                                     Director

Date:  November 16, 1999                      By: /s/DONALD W. REILLY
    -----------------------                     --------------------------------
                                                     Donald W. Reilly,
                                                     Vice President,
                                                     Chief Financial Officer and
                                                     Treasurer