Form 10-K405
period 1999-12-31
AMTROL INC /RI/
filed 2000-03-30
CIK 853547

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X]      ANNUAL REPORT PURSUANT TO

         SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1999
                                       or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

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

       Registrant's telephone number, including area code: (401) 884-6300
        Securities registered pursuant to Section 12(b) of the Act: NONE Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

As of March 30, 2000, the aggregate market value of the Registrant's voting stock held by non-affiliates was none.

As of March 30, 2000, 100 shares of Common Stock $0.01 par value, of the Registrant were outstanding.

Documents Incorporated by Reference:  NONE

The Exhibit Index for this document appears on page 53 hereof.

                                     PART I

ITEM 1.  BUSINESS

BACKGROUND

         AMTROL Inc., together with its subsidiaries ("AMTROL" or the "Company"), is a leading designer, manufacturer and marketer of expansion and pressure control products used in the water systems markets and selected sectors of the HVAC market. The Company's principal products include well water accumulators, hot water expansion controls, water treatment products, indirect-fired water heaters, and returnable and non-returnable pressure-rated cylinders used primarily to store, transport and dispense refrigerant, heating and cooking gases. Many of these products are based on a technology originated and developed by AMTROL, which is based on a pre-pressurized vessel with an internal diaphragm to handle fluids under pressure.

         The Company was incorporated in Rhode Island in 1973, and is the successor to all of the assets and liabilities of a predecessor Rhode Island corporation which was incorporated in 1946. On November 12, 1996, as a result of a merger agreement with AMTROL Holdings Inc. and its wholly owned subsidiary AMTROL Acquisition Inc. (i.e., the "Merger"), AMTROL became a wholly-owned subsidiary of AMTROL Holdings Inc., a Delaware corporation controlled by The Cypress Group L.L.C. ("Cypress"). AMTROL's principal executive offices are located at 1400 Division Road, West Warwick, Rhode Island 02893 (telephone number:
         (401) 884-6300).

OVERVIEW

         AMTROL is a leading North American manufacturer of its key product categories and a prominent participant in certain European, Middle Eastern and Asian cylinder markets. The Company's market prominence is attributable to the strength of AMTROL's brand names and the Company's product breadth, quality and innovation, as well as its marketing, distribution and manufacturing expertise. In addition, AMTROL's principal markets are highly replacement-oriented, with 60% to 70% of the Company's core business coming from replacement sales. These factors, combined with the Company's large installed base of products, have enabled AMTROL to demonstrate generally stable sales and earnings, even during periods of weak domestic economic activity. However, sales can be affected by extreme weather conditions, as well as significant changes in economic circumstances.

         AMTROL's brand names are among the most widely known in its markets. For example, the Company's EXTROL(R) is widely recognized by customers as the leading hot water expansion control tank. Other well-known brand names of the Company include Well-X-Trol(R), Therm-X-Trol(R), Hot Water Maker(R), CHAMPION(TM) and Water Worker(R). The Company also believes that it is a recognized technology leader in virtually all of its core product lines. In fact, many of the Company's major product lines, AMTROL's products are considered the industry standard, a key marketing advantage.

         During its 50-year history, the Company has built a strong partnership with wholesalers, resulting in a broad distribution network serving approximately 2,000 customers throughout North America. The Company's strong reputation and brand recognition ensure that nearly every significant plumbing, pump specialty and HVAC wholesaler carries at least one line of AMTROL products. This facilitates new product introduction, effectively "pulling" the Company's new products through its distribution system. AMTROL also offers a broad range of products. This broad product offering allows AMTROL's customers to consolidate their suppliers and to purchase and manage inventory more efficiently. These factors and the Company's quality reputation have established the Company's products as a preferred brand and allow the Company to realize premium pricing on most of its premium branded products. In addition, the Company continues to increase its sales to the retail market, a rapidly growing channel of distribution, primarily through private label arrangements with Lowe's Companies, Menards, Tru*Serv Corporation and Ace Hardware.

         AMTROL-ALFA Metalomecanica S.A. ("ALFA"), located in Guimaraes, Portugal, is Europe's largest manufacturer of reusable steel gas cylinders and supplies Europe, the Middle East and Africa, as well as the Far East, with containers for storing cooking, heating and refrigerant gases. ALFA also produces non-returnable gas cylinders supplied to European and Asian customers. ALFA provides the Company with the potential for a low-cost international manufacturing base for all of AMTROL's products and is an important source of supply for the Company's international customers.

         AMTROL-NOVA (formally "NOVA Wassererwarmer GmbH", "NOVA") located in Donaueschingen, Germany, manufactures high-end residential and commercial water heaters which are marketed primarily in Germany, Switzerland and Austria. NOVA provides AMTROL with expanded manufacturing and distribution capabilities in central Europe, in addition to the opportunity to offer many of AMTROL's complementary hydronic heating and water systems products in the European market. It also provides the Company with greater product diversification and the ability to penetrate certain markets in the United States in which it currently has a limited presence.

         Including ALFA and NOVA, approximately 38.6% of the Company's net sales in 1999 were derived from international markets, compared to 36.2% in 1998.


PRODUCTS AND MARKETS

         The EXTROL(R), the first product to utilize technology developed by AMTROL for handling fluid under pressure, redefined the standards for controlling the expansion of water in hydronic heating systems. Earlier systems consisted simply of a vessel containing air, resulting in excessive pressure and excessive corrosion. AMTROL developed a technology which uses a flexible diaphragm inside a pre-pressurized vessel to maintain the separation of air and water in the vessel, and has applied this technology in both HVAC products and water systems products.

         HVAC PRODUCTS

         AMTROL's sales to selected sectors of the HVAC market, which include sales of products such as expansion accumulators, water heaters and pressure-rated cylinders for heating and refrigerant gases, accounted for approximately 62% of the Company's total sales in 1999. AMTROL's residential HVAC products include expansion vessels for heated water, potable water heaters and other accessories used in residential HVAC systems. AMTROL's commercial HVAC products are substantially identical in function to those used in residential applications, but may be modified as a result of design codes and the higher operating pressures of larger systems. AMTROL's pressure-rated cylinders for refrigerant gases are used mainly in the storage, transportation and dispensing of gases used principally in air conditioning and refrigeration systems. In addition, the AMTROL-ALFA facility produces returnable pressure-rated cylinders for storing gas used in residential and commercial heating and cooking applications.

         EXTROLS(R). EXTROL(R) expansion accumulators are used in conjunction with hydronic heating systems, which provide heat by circulating hot water through baseboard piping and radiators. The EXTROL(R) product controls pressure in the heating system and eliminates problems related to hot water expansion by allowing the volume of water to increase as the temperature of the water increases within a closed system, preventing operating problems.

         THERM-X-TROLS(R). Therm-X-Trols(R) accumulate expanded hot water escaping from potable water heaters that has been prevented from flowing back into the public water supply by backflow prevention devices. In response to the Clean Water Act of 1984, certain jurisdictions established local codes to require owners of commercial and residential buildings to install backflow prevention devices in order to prevent the contamination of the public water supply. Local codes adopted by organizations that set standards for most of the United States also require a separate device to handle the expanded water prevented from flowing back into the public water supply. The principal alternatives are relief valves, which permit water to drain inside the building, and thermal expansion accumulators, such as the Therm-X-Trol(R), which capture the water. Therm-X-Trol(R) satisfies these code requirements, as well as the codes of certain localities that specifically require a thermal expansion accumulator. Additionally, two of the largest domestic water heater manufacturers will void their warranties if thermal expansion accumulators are not used in conjunction with their products where backflow prevention devices are installed.

         INDIRECT-FIRED WATER HEATERS. In response to market demands for both an abundant supply of hot water and energy conservation, AMTROL has developed a line of indirect-fired residential and commercial water heaters, which it manufactures and distributes under the brand name Hot Water Maker(R). Used in conjunction with a new or existing boiler installed to heat living and work areas, these water heaters offer an alternative to conventional gas and electric potable water heaters and tankless coils. Hot water is generated through the use of heat exchangers and circulators which circulate heated water from the boiler through a coil in the core of the water heater's reservoir. The Hot Water Maker(R) is sold for use in both commercial and residential applications. The Company has recently introduced a new line of a large capacity stainless steel Hot Water Makers(R) designed for light commercial applications and residential customers who require large amounts of hot water and rapid recovery time. The acquisition of NOVA, which specializes in water heating products for a wide range of applications from very small residential units up to 10,000 liter commercial units, provides the Company with greater product diversification and the ability to penetrate certain markets in which it currently has a limited presence.

         PRESSURE-RATED CYLINDERS. The Company's ALFA subsidiary, located in Portugal, produces and distributes reusable liquid propane gas ("LPG") cylinders and reusable and non-returnable refrigerant cylinders. It is the largest producers of reusable steel gas cylinders in Europe. Reusable LPG cylinders are typically purchased by major gas companies or their distributors who fill the cylinders for customers who use the gas for heating and cooking in residential and commercial applications. In 1998, the Company transferred to ALFA the non-returnable cylinder production line previously located in Singapore and began supplying its European and Asian non-returnable gas cylinder customers from ALFA. AMTROL, together with ALFA, is one of the world's two largest manufacturers of non-returnable pressure-rated cylinders used in the storage, transport and dispensing of refrigerant gases for air conditioning and refrigeration systems. In 1999, the Company established a new subsidiary in Poland which refurbishes returnable gas cylinders for the Polish market.

         WATER SYSTEMS PRODUCTS

         AMTROL's sales of its water systems products accounted for approximately 38% of the Company's total net sales in 1999. These products consist primarily of water accumulators for residential and commercial well water systems and products for residential water softening and purification.

         WELL WATER SYSTEMS. AMTROL produces and sells well water accumulators for both residential and commercial applications under the brand names Well-X-Trol(R) and CHAMPION(TM), as well as under several other brands and private label programs. Virtually all of the water accumulators sold by the Company incorporate an internally mounted rubber diaphragm that seals an air charge and allows pressure to increase as water fills the plastic lined vessel. This design serves to control pressure while maintaining the separation of air and water in the vessel, thereby eliminating water logging (absorption of air into water) as well as reducing wear on switches, pump motors and other system components caused by more frequent on/off cycling. A typical well water system consists of a submersible or jet pump located in the well that pumps water to an AMTROL pre-pressurized vessel.

         The pre-pressurized vessel is connected to the plumbing system in order to provide water on demand within a specific range of pressure as controlled by a pressure switch. As the water level and pressure in the vessel decreases, the diaphragm relaxes and the pressure switch causes the pump to cycle on until a certain pressure is achieved in the system.

         WATER TREATMENT/FILTRATION PRODUCTS. AMTROL offers a range of products to meet increasing global demand for improved water quality and water pressure. AMTROL manufactures and markets water softeners, reverse osmosis accumulators and other related systems that may be utilized to improve the quality of both municipal-supplied and well water. The Company also manufactures and markets products that address the need to boost water pressure where available pressure is not adequate.

DISTRIBUTION AND MARKETING

         AMTROL's principal channel of distribution is plumbing, heating and pump specialty wholesalers. The Company maintains its presence in the United States and Canadian wholesale markets through a network of approximately 45 independent firms that represent multiple manufacturers, arranging sales on a commission basis, as well as approximately 10 salaried direct sales professionals. To service its customers with greater efficiency, the Company has streamlined its representative network and, through consolidation of multiple lines of business, has brought a broader range of products to its wholesalers. The Company also provides certain of its products to the rapidly growing retail market segment through a separate sales force. AMTROL's principal customers in this segment include Lowe's Companies, Menards, Tru*Serv Corporation and Ace Hardware.

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

         Non-returnable refrigerant pressure-rated cylinders are sold to major chemical companies, which produce and package refrigerant gases, and to independent contractors that purchase bulk refrigerants and fill the cylinders. AMTROL's major customers for reusable refrigerant gas cylinders are wholesale distributors who sell the products to service providers and refrigerant recovery equipment manufacturers. ALFA's major customers for reusable LPG cylinders are the major European gas companies or their distributors.

         With the exception of one cylinder customer to whom sales were approximately 6.9% of total sales, no individual customer represented more than 5% of the Company's net sales in 1999.

INTERNATIONAL SALES

         Sales in geographic regions outside of the United States and Canada, primarily Mexico, Asia and Western Europe, accounted for 22.3%, 36.2% and 38.6% of the Company's total net sales in fiscal years 1997, 1998 and 1999 respectively. The significant increase in foreign sales was driven largely by the 1997 acquisition of ALFA and the 1998 acquisition of NOVA. In addition, over the last three years AMTROL has opened international sales offices in Asia and Europe and has built distribution networks in the Asia/Pacific region and Latin America/Mexico.

MANUFACTURING, RAW MATERIALS AND SUPPLIERS

         AMTROL manufactures its water system and HVAC products primarily at its own facilities. Many of its products depend on the Company's expertise in pressure vessel construction. AMTROL takes advantage of the material economies and precision inherent in deep-draw stamping technology to manufacture products of superior performance and life.

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

         AMTROL's production system is based on proven world class manufacturing practices, and all components of this platform receive continuous updating and review for effectiveness. Principal building blocks of the AMTROL production system include a visual factory philosophy, waste elimination through the Kaizen process improvement methodology, a formal corrective action response system, mistake-proofing and automatic source inspection, formal variation reduction processes, total preventive maintenance and the promotion of one-piece flow. Increasing proficiency in these manufacturing practices by the organization produced dramatic results in 1999. As a result, the Company is increasing its investment in personnel devoted to the development, implementation and mastery of quality lean manufacturing practices, in an effort to continue the rate of operational improvement observed in 1999.

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

         Raw material suppliers generally offer commodities used by the Company, such as steel, synthetic rubber, corrugated paper and plastic resins, to all manufacturers on substantially similar terms. Significant increases in raw material prices can adversely impact margins if the Company is unable to pass on such increases to its customers. Manufacturers of component parts also generally offer their products to others on substantially similar terms. Although certain components are only available from a limited number of manufacturers, the Company anticipates that it will be able to purchase all of the components it requires without disruption. The Company believes that its relationships with its suppliers are good.

SEASONALITY; BACKLOG

         Although AMTROL's sales fluctuate with general economic activity, the effect of significant economic volatility is mitigated by the fact that many of AMTROL's markets are highly replacement-oriented. While sales of certain of its products are seasonal in nature, AMTROL's overall business is not seasonal to any significant extent. Due to the generally short lead time in orders, the Company historically has not carried any material backlog.

PATENTS, TRADEMARKS AND LICENSES

         While the Company owns a number of patents, the Company believes that its position in its markets depends primarily on factors such as manufacturing expertise, technological leadership, superior service and quality and strong brand name recognition, rather than on patent protection. The Company believes that foreign and domestic competitors have been unable to match the quality of AMTROL's branded products.

         The Company also has a number of registered and unregistered trademarks for its products. The Company believes the following registered trademarks, which appear on its products and are widely recognized in its markets, are important to its business: Well-X-Trol(R), Therm-X-Trol(R), EXTROL(R), Hot Water Maker(R), CHAMPION(TM) and Water Worker(R).

COMPETITION

         The Company is experiencing increasing competition from a number of competitors in each of its markets. The principal means of competition in the water systems products and HVAC markets are technology, quality, service and price. AMTROL brand name products generally compete on the basis of technology, quality, service and product line breadth and generally do not compete on the basis of price.

EMPLOYEES

         As of December 31, 1999, the Company had approximately 722 employees in the United States, none of whom were represented by collective bargaining units. There are 1,134 employees abroad, some of whom are represented by unions. AMTROL considers relations with its employees to be good.

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

ITEM 2.  PROPERTIES

The following table sets forth information regarding the Company's principal properties each of which is owned by the Company unless otherwise indicated:

LOCATION                       SQUARE FOOTAGE           PRINCIPAL USE
--------                       --------------           -------------
                               (approximate)
West Warwick, RI                     270,000         Corporate Headquarters, Manufacturing,
                                                          Education Center
Guimaraes, Portugal                  196,000         Manufacturing
North Kingstown, RI (a)              206,000         Distribution Center
Donaueschingen, Germany               70,000         Manufacturing and distribution
Paducah, KY                           46,300         Manufacturing
Mansfield, OH (a)                     45,000         Manufacturing and Distribution Center
Baltimore, MD                         37,000         Manufacturing
Swarzedz, Poland (a)                  29,000         Manufacturing
Kitchener, Ontario(a)                 18,400         Sales Office and Distribution
Singapore (a)                            600         Sales Office
England (a)                              400         Sales Office
                                    --------
        TOTAL                        918,700

(a) Leased facilities

AMTROL believes that its properties and equipment generally are well maintained, in good operating condition and adequate for its present needs. The Company regularly evaluates its manufacturing requirements and believes that it has sufficient capacity to meet its current and anticipated needs. The inability to renew any short-term real property lease would not have a material adverse effect on AMTROL's results of operations.

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

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The selected consolidated financial data presented below for and as of each of the years and periods in the five-calendar-year period ended December 31, 1999 have been derived from the Consolidated Financial Statements of the Company, including the related notes thereto, which have been audited by Arthur Andersen LLP, independent certified public accountants. The selected consolidated balance sheet data for November 12, 1996 have been derived from unaudited consolidated financial statements of the Company which, in the opinion of management, include all adjustments (consisting only of normal recurring items) necessary for a fair and consistent presentation of such data. The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Results of Operations and of Financial Condition" and with the Consolidated Financial Statements of the Company, including the related notes thereto, appearing elsewhere in this Annual Report.

                                                  PREDECESSOR COMPANY              SUCCESSOR COMPANY
                                                 ------------------------   ----------------------------------------------------
                                                                                               YEAR ENDED DECEMBER 31,
                                                                                           -------------------------------------
                                                                 PERIOD       PERIOD
                                                 YEAR ENDED      ENDED        ENDED
                                                 DECEMBER 31,    NOVEMBER    DECEMBER
                                                    1995         12, 1996    31,1996(b)       1997          1998        1999
                                                -------------   ---------   ------------   ---------    ----------    ----------
                                                                             (In thousands)
Statement of Operations Data:
     Net sales                                  $ 172,454      $ 152,193     $  18,628     $ 176,432     $ 202,142     $ 212,177
     Cost of goods sold                           124,303        110,582        16,809       131,180       158,607       154,741
     Provision for abnormal warranty costs .         --             --            --            --           4,500          --
                                                ---------      ---------     ---------     ---------     ---------     ---------
     Total cost of goods sold                     124,303        110,582        16,809       131,180       163,107       154,741
         Gross profit                              48,151         41,611         1,819        45,252        39,035        57,436
     Selling, general and
          administrative expenses                  29,943         25,796         3,508        25,723        27,827        28,492
     Plant closing and reorganization costs         3,825           --            --           5,500         4,450          --
     Management restructuring                        --             --            --            --           3,693          --
     Amortization of goodwill                        --             --             313         3,995         4,446         4,463
     Other operating expenses                        --             --           1,000          --            --            --
                                                ---------      ---------     ---------     ---------     ---------     ---------
     Income (loss) from operations                 14,383         15,815        (3,002)       10,034        (1,381)       24,481
     Interest (expense) income, net                    60             53        (2,224)      (18,256)      (20,344)      (19,083)
     License and distributorship fees                 258            181            25           245           242           234
     Other income (expense), net                       65           (175)          (99)          299         1,384           353
                                                ---------      ---------     ---------     ---------     ---------     ---------
              Income (loss) before provision
              (benefit) for income taxes           14,766         15,874        (5,300)       (7,678)      (20,099)        5,985
     Provision (benefit) for income taxes ..        5,681          6,152        (1,956)          (30)       (6,728)        4,125
                                                ---------      ---------     ---------     ---------     ---------     ---------
     Net income (loss)                          $   9,085      $   9,722     $  (3,344)    $  (7,648)    $ (13,371)    $   1,860
                                                =========      =========     =========     =========     =========     =========

Other Data:
     Depreciation and amortization              $   4,673      $   4,586     $     598     $  11,541     $  13,147     $  14,003
     Capital expenditures                           5,492          9,260         1,662         8,489         9,858         5,798
     EBITDA (a)                                    23,139         20,582        (2,379)       26,887        12,454        38,346

Balance sheet data (at period end):
     Working capital                            $  43,303      $  41,778     $  33,346     $  22,675     $   6,642     $   5,885
     Total assets                                  93,909         96,280       253,828       291,945       300,667       281,745
     Long-term debt, less current maturities         --             --         159,175       184,164       173,023       163,385
     Shareholders' equity                          70,206         75,783        65,982        58,049        65,948        65,303




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

         This Annual Report includes "forward-looking statements" within the meaning of the securities laws. All statements other than statements of historical facts included in this Annual Report regarding the Company's financial position and strategic plans are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from such expectations include, but are not limited to, the Company's ability to successfully implement its business strategy, the availability and cost of raw materials, changes in government regulation or enforcement policies, particularly related to refrigerant gases and building and energy efficiency requirements, development of competing technologies, acceptance of the Company's existing and planned new products in international markets, competition in the Company's markets, the rate of growth of developing economies and demand for the Company's products, the ability of the Company and its vendors to successfully implement their year 2000 compliance initiatives, the ultimate cost of future warranties claims, whether it succeeds in acquiring new businesses, and general economic, financial and business conditions, both domestically and internationally.



RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, the percentage relationship to net sales of certain items included in the Company's statement of operations:

                                                  YEAR ENDED DECEMBER 31,
                                                -------------------------------
                                                  1997        1998        1999
                                                ------      ------      ------
Net Sales                                        100.0 %     100.0 %     100.0 %
Cost of Goods Sold                                74.4        80.7        72.9
                                                ------      ------      ------
Gross Profit                                      25.6        19.3        27.1
Selling, General and Administrative Expenses      14.6        13.8        13.4
Plant Closing and Reorganization Costs             3.1         2.2        --
Management Restructuring                          --           1.8        --
Amortization of Goodwill                           2.3         2.2         2.1
                                                ------      ------      ------
Income (Loss) from Operations                      5.6        (0.7)       11.6
Interest Expense                                 (10.3)      (10.2)       (9.1)
Other Income, net                                  0.4         1.0         0.4
                                                ------      ------      ------
Income (Loss) before Provision (Benefit)
     for Income Taxes                             (4.3)       (9.9)        2.9
Provision (Benefit) for Income Taxes              --          (3.3)        1.9
                                                ------      ------      ------
Net Income (Loss)                                 (4.3)%      (6.6)%     1.0 %
                                                ======      ======      ======

         The comparability of results for the above years is impacted by certain acquisitions and disposals, plant closings, restructuring and reorganization, and commencement of new operations. Where possible, the impact of these items on particular areas of operating results has been explained in the remainder of this section.

         The percentage of sales comprised by the Company's water systems and HVAC products for the periods indicated is listed below:

                                     1997             1998           1999
                                     ----             ----           ----
          HVAC                       53.8%            60.5%          61.6%
          Water Systems              46.2%            39.5%          38.4%
                                    -----            -----          -----
               Gross Sales          100.0%           100.0%         100.0%
                                    =====            =====          =====

         The increase in the HVAC percentage of total sales in 1998 is due to the inclusion of NOVA sales since June 8, 1998 and a full year of ALFA sales.

FISCAL YEAR ENDED DECEMBER 31, 1999 COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 1998.

         NET SALES. Net sales in 1999 increased $10.0 million or 5.0% to $212.1 million from $202.1 million in 1998. This increase was partly the result of the inclusion of Nova, acquired in June 1998, for a full year in 1999, and to the commencement of operations in Poland in the second quarter of 1999. Excluding NOVA and Poland, net sales in 1999 would have increased $3.2 million or 2.0%. North American sales increased 3.0%, adjusted for certain markets transferred to ALFA in 1999. Sales of water systems increased 1.8% and HVAC sales increased 4.4%. ALFA sales in 1999, adjusted for transferred markets, were even with 1998. However, the weaker Escudo in 1999 as compared to 1998 deflated U.S. dollar reported ALFA sales by approximately $2.7 million. In local currency, ALFA's sales increased approximately 4.5%.

         GROSS PROFIT. Gross profit increased $18.4 million in 1999 to $57.4 million from $39.0 million in 1998. As a percentage of sales, gross profit in 1999 increased to 27.1% from 19.3% in 1998. The comparison of gross profit from 1999 to 1998 is impacted by the acquisition of NOVA and the commencement of operations in Poland. Excluding Nova and Poland, gross profit would have increased $18.2 million and the gross margin would have increased 9 percentage points to 28.3%. Several factors contributed to the margin increase, including net higher selling prices, lower outgoing freight costs, lower scrap costs and significantly improved labor productivity. Scrap and productivity improvements were the result of the expansion of worldclass manufacturing practices and on-going capital investments in all of AMTROL's manufacturing locations. Lower materials costs, particularly lower steel costs in Europe, contributed to higher 1999 margins. Cost of sales in 1998 included an abnormal warranty charge of $4.5 million and incremental manufacturing inefficiencies associated with a plant relocation of $3.3 million.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $.6 million (or 2.2%) in 1999 to $28.4 million from $27.8 million in 1998. Without NOVA and Poland, SG&A would have been essentially the same in both years, although 1999 administrative expenses included higher management incentive compensation of approximately $2.4 million. Incentive compensation in 1999 was based entirely on earnings performance.

         Part of the Company's strategic focus has been to reduce operating costs. As a result, selling, general and administrative expenses as a percentage of sales have decreased from 17.8% in 1996 to 13.4% in 1999. A significant portion of the cost decrease has been achieved through personnel reductions associated with the elimination of redundant and unnecessary functions. Position eliminations at the Company's corporate headquarters have resulted in an approximate 25% headcount reduction since 1996. The Company will continue to rationalize operating costs to take advantage of improved information systems and technology.

         INCOME (LOSS) FROM OPERATIONS. Income from operations increased $25.9 million to $24.5 million in 1999 from ($1.4 million) in 1998. Operating income in 1998 included certain non-recurring charges relating to plant closures, management reorganization and restructuring of approximately $17.4 million.

         EARNINGS BEFORE INTEREST EXPENSE, TAXES, DEPRECIATION AND AMORTIZATION (EBITDA). EBITDA in 1999 was $38.3 million compared to $12.5 million in 1998, an increase of $25.8 million or 206%.

         INTEREST INCOME (EXPENSE), NET. Net interest expense decreased $1.3 million in 1999 from 1998 due to lower debt levels resulting from improved cash collection efforts of customer accounts.

         INCOME TAXES. Income tax expense increased $10.8 million in 1999 as compared to 1998.

         NET INCOME (LOSS). The net income in 1999 of $1.9 million compares to a net loss in 1998 of $13.4 million, an absolute change of $15.3 million.

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

         GROSS PROFIT. Gross profit declined $6.2 million in 1998 to $39.0 million from $45.2 million in 1997. As noted earlier in this section, the comparison of gross profit from 1998 to 1997 is impacted by the acquisitions of ALFA and NOVA and the 1997 disposition of American Granby. Excluding these acquisitions and disposition, gross profit would have decreased $9.9 million primarily due to: (i) special warranty charges recorded in 1998 and (ii) manufacturing inefficiencies associated with relocating production of large water systems. The Company recorded abnormal warranty costs of $4.5 million relating primarily to a product manufactured in 1995/1996. The circumstances creating the abnormal warranty costs have been corrected but the Company has experienced higher than normal warranty claims for these products sold in previous periods. Furthermore, the Company incurred increased production costs of approximately $3.3 million resulting from difficulties in achieving efficient production levels on the production lines relocated to West Warwick from Nashville. Increased production costs include higher labor, maintenance and scrap, as well as factory overhead. The Company believes that incremental manufacturing inefficiencies associated with the relocation of the Nashville production were essentially eliminated by the end of 1998.

         As a percentage of sales, gross profit in 1998 decreased to 19.3% from 25.6% in 1997. Without the acquisitions and disposition, warranty charges and manufacturing inefficiencies, the 1998 gross profit percentage would have been approximately even with 1997.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $2.1 million or 8.2% in 1998 to $27.8 million from $25.7 million in 1997. As a percentage of sales, SG&A expenses were 13.8% in 1998 compared to 14.6% in 1997. As noted earlier in this section, the comparison of 1998 to 1997 is impacted by the acquisitions of ALFA and NOVA and the 1997 disposition of American Granby. Also, SG&A includes $0.4 million of expenses incurred in 1998 relating to an acquisition which was not completed and consulting costs of $0.9 million relating to outside consultants engaged to help facilitate and execute certain restructuring and reorganization activities. Without ALFA and NOVA, the cost of the failed acquisition and additional consulting charges, SG&A would have decreased $2.4 million or 9.8%.

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

         MANAGEMENT RESTRUCTURING. The Company, in connection with certain restructuring and reorganization activities, discontinued certain product lines and took a number of actions to reduce the number of variations offered on many of its products, thereby reducing inventory levels. Certain members of senior management have left the Company in connection with these restructuring activities. The unrecoverable cost of discontinued inventory and the cost of programs to reduce the number of product offerings, combined with the cost of post employment benefits for departing executives, aggregates $3.7 million and has been reflected in the accompanying financial statements.

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

         EARNINGS BEFORE INTEREST EXPENSE, TAXES, DEPRECIATION AND AMORTIZATION (EBITDA). EBITDA in 1998 approximated $12.5 million, a decrease of $14.4 million compared to 1997. Excluding the impact of plant closing and reorganization costs, management restructuring and abnormal warranty costs, EBITDA would have approximated $29.8 million in 1998.

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


LIQUIDITY AND CAPITAL RESOURCES

         The Company's cash flows from operating activities were approximately $3.7 million, $1.5 million and $21.7 million for the years ended December 31, 1997, 1998 and 1999, respectively.

         The Company's cash balance decreased $0.4 million at December 31, 1999 to $.7 million from $1.1 million in 1998. Although the Company has available up to $30 million from its revolving credit facility to meet short-term working capital needs, it uses its excess cash to keep borrowing under the revolver to a minimum. There were no borrowings against the revolver at December 31, 1999. However, amounts available under the revolver approximated $28.9 million due to outstanding letters of credit totaling $1.1 million at December 31, 1999.

         The Company's operating capital (defined as accounts receivable and inventory, less accounts payable) decreased approximately $2.0 from $32.1 million at December 31, 1998 to $30.1 million at December 31, 1999.

         Accounts receivable increased $1.4 million at December 31, 1999 to $30.0 million from $28.9 million at December 31, 1998, or 4.8%. The increase in accounts receivable is consistent with increase in sales. Additionally, the Company did not experience any significant overall changes in credit terms, credit utilization or delinquency in accounts receivable in 1999.

         The Company's inventories decreased $2.0 million at December 31, 1999 to $22.3 million from $24.3 million in 1998, or 8.1%. The decrease is consistent with the Company's efforts to eliminate redundant, low volume products and maintain optimum levels of high volume products.

         Capital expenditures were $8.5 million, $9.9 million and $5.8 million in the years ended December 31, 1997, 1998 and 1999, respectively. Approximately $3.4 million of the 1999 expenditures related primarily to ongoing maintenance and upgrading of the

         Company's manufacturing technology at its production facilities. In addition, approximately $2.2 million was expended in 1999 to enhance and complete the implementation of the Company's Enterprise Resource Planning System ("ERP") and an additional $.2 million was expended for other information technology investments. Total capital expenditures are expected to be approximately $7.5 million in 2000.

         The Company has obtained financing under a Bank Credit Facility (the "Facility") which, at December 31, 1999, consists of $51.0 million of senior term loans (the "Term Loans") and a $30.0 million revolving credit facility (the "Revolving Credit Facility"). A portion ($7.2 million) of the Term Loans (the "Tranche A Term Loans") will mature on May 13, 2002, with quarterly amortization payments during the term of such loans. The remainder ($43.8 million) of the Term Loans (the "Tranche B Term Loans") will mature on May 13, 2004, with nominal quarterly amortization prior to the maturity of the Tranche A Term Loans and with the remaining amounts amortizing on a quarterly basis thereafter. The Revolving Credit Facility includes a sublimit providing for up to $20.0 million of availability on a revolving credit basis to finance permitted acquisitions. The commitments under the Revolving Credit Facility and the acquisition sublimit will each reduce by $5.0 million on November 13, 2000 and $10.0 million on November 13, 2001. The Revolving Credit Facility will mature on May 13, 2002. The Bank Credit Facility is secured by substantially all assets of the Company and its domestic subsidiaries.

         In November 1996 AMTROL issued, under an Indenture, $115.0 million of Senior Subordinated Notes due 2006 (the "Notes"). The Notes are unsecured obligations of AMTROL. The Notes bear interest at a rate of 10.625% per annum and are payable semi-annually on each June 30 and December 31 commencing on June 30, 1997. The Notes are redeemable at the option of AMTROL on or after December 31, 2001. From and after December 31, 2001, the Notes will be subject to redemption at the option of AMTROL, in whole or in part, at various redemption prices, declining from 105.313% of the principal amount to par on and after December 31, 2003. Upon a "Change of Control" (as defined in the Indenture), each Note holder has the right to require the Company to repurchase such holder's Notes at a purchase price of 101% of the principal amount plus accrued interest. The Indenture contains certain affirmative and negative covenants and restrictions. As of December 31, 1999, AMTROL is in compliance with the various covenants of the Indenture.

         The significant increase in EBITDA and cash flow from operations in 1999 enabled AMTROL to repay approximately $18.6 million in borrowings in 1999.

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

         AMTROL will continue to selectively pursue strategic acquisitions, such as the acquisitions of AMTROL ALFA and AMTROL NOVA. The Company believes that strategic acquisitions, both domestic and international, provide an effective means of increasing or establishing a market presence in targeted markets and an efficient method of identifying and introducing new products and technologies in markets where it already has a strong presence. The Company also believes that establishing local manufacturing and distribution facilities in international markets significantly enhances its ability to build strong customer relationships, understand local product preferences and to be price competitive.

INFLATION

         The Company believes that inflation does not have a material effect on its results of operations or financial condition. To insulate against fluctuating prices, the Company has negotiated annual contracts with suppliers of certain key raw materials (primarily steel) for a significant percentage of its expected usage through 2000.

RECENT ACCOUNTING PRONOUNCEMENTS

         There are no recent accounting pronouncements not yet implemented by the Company which will materially impact the Company's financial position or results of operations.

YEAR 2000 DISCLOSURE

         The year 2000 issue arose out of the fact that many computer programs were written using two digits to identify the applicable year rather than four digits. It was feared that computer programs with date-sensitive software or equipment with embedded date-sensitive technology might misinterpret a two-digit code; for example, "00," entered in a date-field for the year "2000," might be wrongly interpreted as the year "1900." This error could result in system or equipment failures or miscalculations and disruptions of operations. As of March 30, 2000, the Company had not experienced any significant disruption as a result of the Year 2000 issue.

         The Company completed all Year 2000 remediation and readiness procedures in 1999, as part of the implementation process related to a new Enterprise Resource Planning System ("ERP"). The ERP provides the Company with a wide-range of operational and administrative efficiencies and supports a significant portion of the Company's North American operations. The cost to resolve the Year 2000 issue cannot be distinguished from the overall cost of the ERP which approximated $5.0 million as of the end of 1999. Of this amount, approximately $2.1 million was spent during 1999. Costs to remediate Year 2000 exposures other than costs incurred in connection with the ERP are not material.

         As part of the Company's remediation and readiness procedures mentioned above, the Company assessed the Year 2000 risks related to significant relationships with its critical third-party suppliers and customers. Despite these efforts, the Company can provide no assurance that all supplier and customer Year 2000 compliance plans were successfully completed in a timely manner, although it is not currently aware of any problems which would significantly impact its operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         The Company is exposed to market risk related to foreign currency exchange rates and changes in interest rates, but the impact on 1999 and the expected impact on 2000 operating results is not material. The Company currently does not use financial or other derivative instruments to hedge its foreign currency exposures, which relate primarily to its operations in Portugal and Germany. A significant portion of its Portuguese revenues are denominated in the Euro, and when translated into U.S. dollars, can result in higher or lower earnings due to currency fluctuations. Similarly, its German operations are primarily denominated in German Marks which, when translated into U.S. dollars, can cause an increase or decrease in earnings from currency fluctuations. For both operations, a 10% fluctuation in the exchange rate between these foreign currencies and the U.S. dollar would have less than a 2% impact on expected 2000 EBITDA, individually. The Company believes that its cash flow exposure resulting from its net foreign currency denominated asset positions in both Portugal and Germany is not material.

         The rate of interest on borrowings under the Company's Bank Credit Agreement is variable and ranges from: (i) a base rate which is equal to the higher of the federal funds rate plus .5% or the bank's prime lending rate plus an applicable spread of .75% to 2.0% to (ii) a Eurodollar rate plus an applicable spread of from 1.75% to 3.0% (in both cases based on the type of loan and the Company's leverage ratio at the time). The Company has the option of selecting the interest period (one, two, three, six, nine or twelve months) for Eurodollar based loans. The following table summarizes the interest rates in effect for the various facilities under the Company's Bank Credit Agreement as of December 31, 1999 (in thousands):

                                      2000
                            ------------------------
                              1st Qtr       2nd Qtr.
Tranche A                   $    6,762     $    6,344
Applicable interest rate          8.63%          8.63%

Tranche B                   $   43,663     $   43,245
Applicable interest rate          9.13%          9.13%


         The interest rate has not been determined for any amounts due under the Bank Credit Agreement beyond the second quarter of 2000. The Company has entered into an interest rate swap agreement to limit a portion of its exposure to fluctuating interest rates. Under the agreement, the Company will pay or receive the difference between the floating three month LIBOR rate and a fixed LIBOR rate, applied to a notional amount of $15 million. The fixed LIBOR rate is 5.75% in 2000 and 5.85% thereafter until maturity of the agreement on June 30, 2004. The Company's $115 million of Senior Subordinated Debentures are not subject to interest rate risk since the rate of interest on these securities is fixed until maturity in 2006.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

The index to financial statements is included on page 29 of this report.

ITEM 9. CHANGES IN THE DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

The following table sets forth certain information regarding each of the directors and executive officers of the Company:

               NAME                         AGE             POSITION
               ----                         ---             --------
         John P. Cashman                     59             Chairman of the Board

         Albert D. Indelicato                49             President, Chief Executive Officer and Director

         Edward J. Cooney                    52             Executive Vice President Sales

         Thomas Sturiale                     63             President North America

         Larry T. Guillemette                44             Executive Vice President, Marketing and Business
                                                            Development

         Christopher A. Laus                 41             Vice President Operations

         Donald W. Reilly                    41             Vice President, Chief Financial Officer and Treasurer

         Phillip W. Colantonio               49             Vice President Human Resources and Administration

         Patricia Pickrel                    49             Secretary and General Counsel

         Andrew M. Massimilla                58             Director

         David P. Spalding                   45             Director

         James A. Stern                      49             Director

         Anthony D. Tutrone                  35             Director


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

Edward J. Cooney, Executive Vice President Sales, joined the Company in 1978. Mr. Cooney served as Chief Financial Officer from 1991 to 1998 and as Treasurer from 1982 to 1998, as Senior Vice President-Operations from 1988 to 1991, and as Vice President from 1985 to 1988.

Thomas Sturiale, President North America, joined the Company in 1998. From 1992-1998, he was President of Neles-Jamesbury, Inc. From April 1998 to June 1999, he was the Executive Vice President-Operations and Technology.

Donald W. Reilly, Vice President, Chief Financial Officer, and Treasurer, joined the Company in 1997 serving as Vice President-Finance from 1997 to 1998. From May 1992 to October 1997, he was Director of Finance and Corporate Controller of the A. T. Cross Company.

Phillip W. Colantonio, Vice President Human Resources and Administration, joined the Company in January 1999. Previously, Mr. Colantonio was the sole proprietor of a consulting services firm providing consulting services to various businesses.

Patricia A. Pickrel, Secretary and General Counsel, joined the company as counsel in 1998 and became secretary in 1999. Previously, Ms. Pickrel was engaged in the private practice of law.

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

James A. Stern became a director of the Company upon the Merger. Mr. Stern has been Chairman of Cypress since its formation in April 1994. Prior to joining Cypress, Mr. Stern spent his entire career with Lehman Brothers Inc., most recently as head of the Merchant Banking Group. Mr. Stern is a director of Lear Corporation, Cinemark USA, Inc, Wesco International Inc. and Frank's Nursery & Craft, Inc.

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

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934.

Not applicable

ITEM 11. EXECUTIVE COMPENSATION

The following table summarizes the compensation paid or accrued by the Company to its Chief Executive Officer and the four other most highly compensated executive officers who earned more than $100,000 in salary and bonus in 1999 in each case for services rendered in all capacities to the Company during the three year period ended December 31, 1999:

                           SUMMARY COMPENSATION TABLE

                                                                                   LONG TERM
                                                                                  COMPENSATION
                                                                                  -------------
                                                                                    AWARDS
                                                             ANNUAL               -------------
                                                        COMPENSATION (a)           SECURITIES
                                                     -----------------------       UNDERLYING           ALL OTHER
     NAME AND PRINCIPAL POSITION          YEAR       SALARY (b)        BONUS       OPTIONS/SARS        COMPENSATION (c)
     ---------------------------          ----       ----------        -----      -------------       -----------------
Albert D. Indelicato (g)                    1999       $300,000       $300,000       30,500 (d)       $  1,698
President and Chief Executive Officer       1998        132,692        130,000             --            1,406
                                            1997           --             --               --             --


John P. Cashman                             1999        223,295        180,877             --           15,137
Chairman (d)                                1998        453,200           --               --           15,215
                                            1997        440,000         49,720       44,796 (e)         17,000

Edward J. Cooney                            1999        185,400        162,040             --            3,565
Executive Vice President-                   1998        185,400         10,000             --            3,940
Sales                                       1997        180,000         20,340        6,838 (f)          8,862


Thomas Sturiale (g)                         1999        175,385        152,950       11,000 (d)          4,835
President North America                     1998        113,336         25,000             --             --
                                            1997           --             --               --             --


Donald W. Reilly                            1999        147,500        126,730       11,000 (d)          2,550
Vice President                              1998        134,615         25,000                           1,483
Chief Financial Officer and Treasurer       1997         22,500         20,000                              47


(a) Any prequisites or other personal benefits received from the Company by any of the named executives were substantially less than the reporting thresholds established by the Securities and Exchange Commission (the lesser of $50,000 or 10% of the individual's cash compensation).

(b)      Includes portion of salary deferred under the Company's 401(k) Plan.

(c) Amounts paid in 1999 include the Company's contributions under the Company's 401(k) Plan in the amount of $1,038, $15,137, $2,500, $2,157 and $2,155 for Messrs. Indelicato, Cashman, Cooney, Sturiale and Reilly, respectively, and premiums paid by the Company with respect to term life insurance purchased for such executive officers in the amount of $660, $1,065, $2,678 and $395 for Messrs. Indelicato, Cooney, Sturiale and Reilly, respectively.

(d) These are non-qualified options to purchase common stock of Holdings, the parent corporation of AMTROL. One half of such options are time based and vest immediately. The remaining half of such options are performance based and vest based upon annual and cumulative performance. Options vest upon a public offering or sale of Holdings, AMTROL or substantially all of the assets of AMTROL (a "Triggering Event").

(e) These are non-qualified options to purchase common stock of Holdings, the parent corporation of AMTROL. These options are immediately exercisable. Shares purchased under the options are subject to repurchase by Holdings at the exercise price upon certain circumstances. Options for 22,398 shares are released from restrictions based upon continued employment, with 7,454 shares released immediately and 14,944 shares released in 32 equal monthly installments through August 2000. As of December 31, 1999, share options released from restrictions amounted to 18,662. As of December 31, 1999, vested incentive stock options amounted to 1,999. Options for 22,398 shares are released from restrictions based upon relative achievement of management's business plan for fiscal years 1997 through 2001. One-half of such performance-based options are released from restriction based upon annual performance and one-half based upon cumulative performance. Restrictions lapse upon a Triggering Event.

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

(g)      Mr. Indelicato joined the Company in July 1998 and Mr. Sturiale in
         April 1998

OPTION PLANS

The following table sets forth certain information regarding currently outstanding options held by the named executive officers as of December 31, 1999.

               AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                         AND YEAR-END OPTION/SAR VALUES

                                                                              NUMBER OF
                                                                             SECURITIES
                                                                             UNDERLYING
                                                                             UNEXERCISED
                                     NUMBER OF                             OPTION/SARS AT
                                     SECURITIES                            FISCAL YEAR END          VALUE OF
                                     UNDERLYING                               1999 (a)              UNEXERCISED
NAME                                OPTIONS/SARS           VALUE             EXERCISABLE/           IN-THE-MONEY
                                     EXERCISED           REALIZED($)        UNEXERCISABLE         OPTIONS/SAR($)(b)
                                     ---------           -----------        -------------         -----------------
John P. Cashman                          0                   0                44,796/0                  0/0
Phillip W. Colantonio                    0                   0                 0/5,000                  0/0
Edward J. Cooney                         0                   0             8,257/1,420            100,003/0
Albert D. Indelicato                     0                   0                0/30,500                  0/0
Christopher Laus                         0                   0                 0/5,000                  0/0
Larry T. Guillemette                     0                   0                0/11,000                  0/0
Andrew M. Massimilla                     0                   0                0/22,039                  0/0
Donald W. Reilly                         0                   0                0/11,000                  0/0
Thomas Sturiale                          0                   0                0/11,000                  0/0

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

EMPLOYMENT AGREEMENTS AND OTHER TRANSACTIONS

         The Company, either directly or through its subsidiaries, has entered into employment agreements (each referred to individually as an "Agreement" and collectively as the "Agreements"), with Messrs. Cooney, Indelicato and Reilly to secure their continued employment with the Company. The Agreements provide for an annual base salary, subject to annual adjustments. In addition, the executives are entitled to participate in incentive compensation plans and all employee benefit arrangements generally appropriate to such executive's responsibilities. In the event the executive's employment is terminated without cause by the Company or, for Mr. Cooney, with Good Reason by the executive, such executive after termination is entitled to: continuation of monthly salary, including the pro rata portion of any bonus or other incentive compensation otherwise payable for the fiscal period in which such termination occurs, and maintenance of all life, disability, medical and health insurance benefits to which the executive was entitled immediately prior to termination. The duration of such benefits is 24 months, 18 months and 15 months for Messrs. Cooney, Indelicato and Reilly, respectively. In the case of Mr. Cooney, the Agreement also prohibits the executive, for a period of two years after the termination of his employment, from directly or indirectly, advising, assisting or being connected with any enterprise which competes with the Company.

         In addition, under separate Management Stockholder's Agreements between Holdings and Messrs. Cashman and Cooney if, prior to a public offering of the common stock of Holdings, the executive dies or becomes disabled while employed by the Company or following normal retirement or the executive's employment is terminated without Cause by the Company or with Good Reason by the executive (as such terms are defined in the agreements), the executive has the right to require Holdings to purchase all or any portion of Holdings common stock then held by the executive at the repurchase price specified in the agreement and to pay the executive the amount by which the repurchase price exceeds the exercise price of any options then held by the executive. If there exists and is continuing an event of default on the part of the Company under any loan guarantee or other agreement under which the Company has borrowed money or such repurchase would result in an event of default, the Company shall not be obligated to repurchase any of the common stock. The repurchase price is the market price of the Holdings common stock. If an executive's employment is terminated for Cause by the Company or with Good Reason by the executive, Holdings has the right to purchase all, but not less than all, Holdings common stock then held by the executive at a price equal to the lesser of $100 or the market price of the Holdings common stock, provided that if the executive's employment is terminated by the executive with Good Reason following a public offering, the repurchase price is the market price of the Holdings common stock. If Holdings exercises its repurchase right it must also pay the executive an amount equal to the excess of the repurchase price over the exercise price of any options held by the executive in cancellation of such options. Good Reason includes certain significant changes in the nature of the executive's employment including certain reductions in compensation and changes in responsibilities and powers.

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

                                                      COMMON STOCK             PREFERRED STOCK
                                                -----------------------     ------------------------
                                                NUMBER OF    PERCENTAGE     NUMBER OF     PERCENTAGE
      NAME AND ADDRESS OF BENEFICIAL OWNER        SHARES      OF TOTAL       SHARES       OF TOTAL
      ------------------------------------        -------     --------       ------       --------
Cypress Merchant Banking Partners L.P. (a)       733,033          91.6%        95,076          92.8%
c/o The Cypress Group L.L.C
65 East 55th Street, 28th Floor
New York, NY 10022

Cypress Offshore Partners L.P. (a)                37,967           4.8%        4, 924           4.8%
c/o The Cypress Group L.L.C
65 East 55th Street, 28th Floor
New York, NY 10022

John P. Cashman(c)                                62,032           7.3%         2,235           2.2%
Phillip W. Colantonio (d)                          5,500            .7%
Edward J. Cooney(b)(c)                             9,572           1.2%           250           0.2%
Larry Guillemette (d)                             12,000           1.5%          --            --
Albert D. Indelicato (d)                          33,750           4.1%          --            --
Christopher Laus(d)                                6,050            .8%          --            --
Andrew Massimilla (d)                             22,039           2.7%          --            --
Donald W. Reilly(d)                               11,600           1.4%          --            --
David P. Spalding(a)                                --            --             --            --
James A. Stern(a)                                   --            --             --            --
Thomas Sturiale (d)                               12,500           1.5%          --            --
Anthony D. Tutrone                                  --            --             --            --
All directors and executive officers as a        175,043          18.4%         4,924           4.8%
group (consisting of 12 persons)

         (a) Cypress Merchant Banking Partners L.P. and Cypress Offshore Partners L.P. are affiliates of The Cypress Group L.L.C. Messrs. Spalding and Stern are executives of The Cypress Group L.L.C. and may be deemed to share beneficial ownership of the shares shown as beneficially owned by such Cypress entities. Each of such individuals disclaims beneficial ownership of such shares. See Item 10, "Directors and Executive Officers of the Company."

         (b) Immediately prior to the Merger, Mr. Cooney exchanged options exercisable for AMTROL Common Stock for options exercisable for Holdings common stock. Includes 2,839 shares of common stock issuable upon exercise of such options by Mr. Cooney. See Item 11, "Executive Compensation".

         (c) Includes 44,796 and 9,322 shares of Common Stock issuable upon exercise of options granted to Messrs. Cashman and Cooney, respectively, which will become exercisable within 60 days. See Item 11, "Executive Compensation".

         (d)      Includes 11,000, 30,500, 21,039, and 11,000 shares of Common
                  Stock issuable upon exercise of options granted to Messrs. Guillemette, Indelicato, Massimilla, and Sturiale, respectively, which will become exercisable within 60 days. See Item 11, "Executive Compensation".

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         A director of the Company, Mr. Massimilla, provides management consulting services to the Company for which he is paid by the Cypress Group L.L.C. The Company reimburses Cypress for its payments to Mr. Masimilla. During 1999, the amount of such payments was $183,000.


PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE & REPORTS ON FORM 8-K

(a) (1)  FINANCIAL STATEMENTS

         The following financial statements are included in a separate section of this Report commencing on the page numbers specified below:

                                                                                PAGE
                                                                                ----
         Report of Independent Public Accountants                                 31

         Consolidated Balance Sheets as of December 31, 1998 and 1999             32

         Consolidated Statements of Operations and Comprehensive Loss
         for the years ended December 31, 1997, 1998 and 1999                     33

         Consolidated Statements of Shareholders' Equity for the years
         ended December 31, 1997, 1998 and 1999                                   34

         Consolidated Statements of Cash Flows for the years ended
         December 31, 1997, 1998 and 1999                                         35

         Notes to Consolidated Financial Statements                               36

(a) (2)  FINANCIAL STATEMENT SCHEDULE

         Schedule II - Valuation and Qualifying Accounts and Reserves for the
         years ended December 31, 1997, 1998 and 1999                             51

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

(a) (3) EXHIBITS

        See List of Exhibits

(b) REPORTS FILED ON FORM 8-K

         None

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



TO AMTROL INC.:

We have audited the accompanying consolidated balance sheets of AMTROL Inc. and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, comprehensive loss, shareholders' equity and cash flows for the years ended December 31, 1999, 1998 and 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AMTROL Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States.

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


                                                 /s/ Arthur Andersen LLP



Boston, Massachusetts
February 23, 2000

                          AMTROL INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                                     ASSETS

                                                                                      DECEMBER 31,
                                                                                 1998              1999
                                                                              ---------          ---------
Current Assets:
         Cash and cash equivalents                                            $   1,088          $     674
         Accounts receivable, less allowance for doubtful accounts of
              $1,594 and $1,188 in 1998 and 1999, respectively                   28,938             30,340
         Inventories                                                             24,319             22,346
         Tax refund receivable                                                      930                788
         Prepaid income taxes                                                     2,271              1,390
         Prepaid expenses and other                                               2,311                887
         Assets held for sale                                                       572               --
                                                                              ---------          ---------
              Total current assets                                               60,429             56,425
                                                                              ---------          ---------
Property, Plant and Equipment, at cost
         Land                                                                     6,186              5,765
         Buildings and improvements                                              13,530             12,718
         Machinery and equipment                                                 40,537             42,708
         Furniture and fixtures                                                   1,098              1,175
         Construction-in-progress and other                                       6,567              6,903
                                                                              ---------          ---------
                                                                                 67,918             69,269
         Less: accumulated depreciation and amortization                         14,590             22,169
                                                                              ---------          ---------
                                                                                 53,328             47,100
                                                                              ---------          ---------
Other Assets:
         Goodwill                                                               171,166            166,520
         Deferred financing costs                                                 6,770              5,704
         Deferred income taxes                                                    8,205              5,092
         Other                                                                      769                904
                                                                              ---------          ---------
                                                                                186,910            178,220
                                                                              ---------          ---------
                                                                              $ 300,667          $ 281,745
                                                                              =========          =========

                  LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
         Current maturities of long-term debt                                 $   4,043          $   4,935
         Notes payable to banks                                                  10,660                790
         Accounts payable                                                        21,193             22,535
         Accrued expenses                                                        14,242             15,804
         Accrued interest                                                           777                789
         Accrued income taxes                                                     2,872              2,571
                                                                              ---------          ---------
              Total current liabilities                                          53,787             47,424
                                                                              ---------          ---------

Other Noncurrent Liabilities                                                      7,909              5,633
Long-Term Debt, less current maturities                                         173,023            163,385

Commitments and Contingencies                                                      --                 --

Shareholders' Equity
         Capital stock $.01 par value - authorized 1,000 shares,
              100 shares issued                                                    --                 --
         Additional paid-in capital                                              89,823             90,156
         Retained deficit                                                       (24,363)           (22,503)
         Accumulated other comprehensive income (loss)                              488             (2,350)
                                                                              ---------          ---------
              Total shareholders' equity                                         65,948             65,303
                                                                              ---------          ---------
                                                                              $ 300,667          $ 281,745
                                                                              =========          =========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          AMTROL INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (In thousands)

                                                                   YEAR ENDED DECEMBER 31
                                                      -----------------------------------------------
                                                         1997               1998               1999
                                                      ---------          ---------          ---------
Net Sales                                             $ 176,432          $ 202,142          $ 212,177

Cost of goods sold                                      131,180            158,607            154,741
Provision for abnormal warranty costs                      --                4,500               --
                                                      ---------          ---------          ---------
Total Cost of Goods Sold                                131,180            163,107            154,741

       Gross Profit                                      45,252             39,035             57,436

Operating Expenses:
       Selling                                           13,175             11,951             11,130
       General and administrative                        12,548             15,876             17,362
       Plant closing and reorganization costs             5,500              4,450               --
       Management restructuring                            --                3,693               --
       Amortization of goodwill                           3,995              4,446              4,463
                                                      ---------          ---------          ---------
       Income (loss) from operations                     10,034             (1,381)            24,481

Other Income (Expense):
       Interest expense                                 (18,684)           (20,554)           (19,224)
       Interest income                                      428                210                141
       License and distributorship fees                     245                242                234
       Other, net                                           299              1,384                353
                                                      ---------          ---------          ---------
            (Loss) income before (benefit)
            provision for income taxes                   (7,678)           (20,099)             5,985

(Benefit) Provision for Income Taxes                        (30)            (6,728)             4,125
                                                      ---------          ---------          ---------
Net (Loss) Income                                     $  (7,648)         $ (13,371)         $   1,860
                                                      =========          =========          =========


                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                                 (In thousands)

                                                            YEAR ENDED DECEMBER 31
                                                 --------------------------------------------
                                                     1997              1998              1999
                                                 --------          --------          --------
Net (Loss) Income                                $ (7,648)         $(13,371)         $  1,860
Foreign currency translation adjustments             (285)              773            (2,838)
                                                 --------          --------          --------
Comprehensive Loss                               $ (7,933)         $(12,598)         $   (978)
                                                 ========          ========          ========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          AMTROL INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (In thousands)




                                                                                              ACCUMULATED
                                                          ADDITIONAL                             OTHER
                                              CAPITAL      PAID-IN          RETAINED          COMPREHENSIVE
                                               STOCK       CAPITAL          DEFICIT           (LOSS) INCOME
                                              -------      --------         ---------         -------------

Balance, December 31, 1996                     $--         $ 69,326         $ (3,344)         $   --

       Net loss                                 --             --             (7,648)             --
       Currency translation adjustment          --             --               --                (285)

                                               ---         --------         --------          --------
Balance, December 31, 1997                      --           69,326          (10,992)             (285)

       Capital contribution                     --           20,497             --                --
       Net loss                                 --             --            (13,371)             --
       Currency translation adjustment          --             --               --                 773

                                               ---         --------         --------          --------
Balance, December 31, 1998                      --           89,823          (24,363)              488

       Capital contribution                     --              333             --                --
       Net income                               --             --              1,860              --
       Currency translation adjustment          --             --               --              (2,838)
                                               ---         --------         --------          --------
Balance, December 31, 1999                     $--         $ 90,156         $(22,503)         $ (2,350)
                                               ===         ========         ========          ========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          AMTROL INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                                YEAR ENDED DECEMBER 31
                                                                                      --------------------------------------------
                                                                                        1997              1998              1999
                                                                                      --------          --------          --------
Cash Flows Provided by Operating Activities:
            Net (loss) income                                                         $ (7,648)         $(13,371)         $  1,860
            Adjustments to reconcile net (loss) income to net cash
                 provided by operating activities -
                     Depreciation                                                        6,384             7,554             8,369
                     Amortization                                                        5,157             5,593             5,634
                     Provision for losses on accounts receivable                           370               526              --
                     Loss on sale of fixed assets                                            2              --                 107
                     Non-cash charges                                                     --              10,077              --
            Changes in operating assets and liabilities:
                     Accounts receivable, net                                           (2,376)            2,753            (3,213)
                     Tax refund receivable                                               2,581              (566)               14
                     Inventory                                                          (1,474)            4,696               492
                     Prepaid income taxes                                                 (761)              224               881
                     Prepaid expenses and other current assets                            (331)             (135)            1,400
                     Other assets                                                         (838)           (3,963)             (567)
                     Accounts payable                                                    4,547             3,661             3,009
                     Accrued expenses and other current liabilities                     (1,152)           (5,838)            2,263
                     Other noncurrent liabilities                                          (71)           (2,575)           (1,643)
                     Deferred income taxes                                                (641)           (7,140)            3,113
                                                                                      --------          --------          --------
                          Net cash provided by operating activities                      3,749             1,496            21,719
                                                                                      --------          --------          --------
Cash Flows Used in Investing Activities:
            Acquisition of Alfa                                                        (25,500)             --                --
            Acquisition of NOVA, net of cash acquired                                     --              (5,855)             --
            Proceeds from sale of property, plant and equipment                            681             2,025               895
            Capital expenditures                                                        (8,489)           (9,858)           (5,798)
                                                                                      --------          --------          --------
                          Net cash used in investing activities                        (33,308)          (13,688)           (4,903)
                                                                                      --------          --------          --------
Cash Flows Provided by (Used in) Financing Activities:
            Repayment of long term debt                                                 (5,367)          (52,872)          (25,074)
            Issuance of long term debt                                                  29,150            40,600            16,800
            Repayment of short term debt                                                  --             (16,476)          (17,988)
            Issuance of short term debt                                                   --              20,959             8,790
            Capital contribution                                                          --              20,497               333
                                                                                      --------          --------          --------
                          Net cash provided by (used in) financing activities           23,783            12,708           (17,139)
                                                                                      --------          --------          --------
Net (Decrease) Increase in Cash and Cash Equivalents                                    (5,776)              516              (323)

Effect of exchange rate changes on cash and cash equivalents                               (63)               28               (91)

Cash and Cash Equivalents, beginning of period                                           6,383               544             1,088

                                                                                      --------          --------          --------
Cash and Cash Equivalents, end of period                                              $    544          $  1,088          $    674
                                                                                      ========          ========          ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

(1)    BASIS OF PRESENTATION

       AMTROL Inc., a Rhode Island corporation, and its wholly-owned subsidiaries (collectively referred to herein as "the Company"), designs, manufactures and markets products used principally in flow control, storage, heating and other treatment of fluids in the water systems market and selected sectors of the heating, ventilating and air conditioning ("HVAC") market. The Company offers a broad product line of quality fluid handling products and services marketed under widely recognized brand names.

       The Company is a wholly-owned subsidiary of AMTROL Holdings, Inc. ("Holdings"), a Delaware corporation formed by The Cypress Group L.L.C. in 1996 to effect the acquisition of all of the outstanding common stock of the Company. Holdings has no other material assets, liabilities or operations other than those that result from its ownership of the common stock of the Company.

(2)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       PRINCIPLES OF CONSOLIDATION

       The accompanying consolidated financial statements include the accounts of AMTROL Inc. and its wholly owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.

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

       REVENUE RECOGNITION

       The Company generally recognizes revenue upon shipment of its products to customers.

       CASH AND CASH EQUIVALENTS

       Cash and cash equivalents include cash on hand and short-term investments that are readily convertible into cash with an original maturity to the Company of three months or less.

       DEPRECIABLE PROPERTY AND EQUIPMENT

       Property, plant, and equipment are stated on the basis of cost. The Company provides for depreciation by charges to income (computed on the straight-line method) in amounts estimated to depreciate the cost of properties over their estimated useful lives which generally fall within the following ranges:

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

       INVENTORIES

       The Company's inventories are stated at the lower of cost or market including material, labor and manufacturing overhead (see Note 6).

       GOODWILL

       The excess of purchase price over the fair value of net assets acquired is allocated to goodwill and is included in other assets. Goodwill is being amortized over 40 years. The Company accounts for long-lived and intangible assets in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. The Company continually reviews its intangible assets for events or changes in circumstances which might indicate the carrying amount of the assets may not be recoverable. The Company assesses the recoverability of the assets by determining whether the amortization of such intangibles over their remaining lives can be recovered through projected undiscounted future cash flows. The amount of impairment, if any, is measured based on the fair value of the impaired asset. At December 31, 1999, no such impairment of assets was indicated.

       FAIR VALUE OF FINANCIAL INSTRUMENTS

       In accordance with the requirements of Statement of Financial Accounting Standards (SFAS) No. 107, Disclosures About Fair Value of Financial Instruments, the Company has determined the estimated fair value of its financial instruments using appropriate market information and valuation methodologies. Considerable judgment is required to develop the estimates of fair value; thus, the estimates are not necessarily indicative of the amounts that could be realized in a current market exchange. The Company's financial instruments consist of cash, accounts receivable, accounts payable, senior subordinated notes and bank debt. The carrying value of these assets and liabilities is a reasonable estimate of their fair market value at December 31, 1999.

       RESEARCH AND DEVELOPMENT EXPENSES

       All costs for research and development, which amounted to approximately $1.3 million, $0.9 million, and $1.1 million for the years ended December 31, 1997, 1998 and 1999, respectively, are charged to general and administrative expenses as incurred.

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

       ACCRUED EXPENSES

       Certain customers are allowed a rebate if agreed upon sales targets are achieved for a given year. At December 31, 1998 and 1999, the Company has accrued $3.2 million and $3.8 million, respectively, for such volume allowances. These amounts are included in accrued expenses in the accompanying consolidated balance sheets.

       FOREIGN CURRENCY TRANSLATION

       Assets and liabilities of non-U.S. operations have been translated into United States Dollars at the year-end rate of exchange, shareholders' equity at historical rates, and revenues and expenses at the average exchange rates prevailing during the year. The cumulative effect of the resulting translation is reflected as a separate component of shareholders' equity.

       STOCK OPTIONS

       The Company accounts for employee stock options in accordance with SFAS No. 123, Accounting for Stock Based Compensation. As permitted under SFAS No. 123, the Company applies Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees to account for its stock option plans.

       RECLASSIFICATIONS

       Certain prior year balances have been reclassified to conform with the current year presentation.

       ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

       SFAS No. 133, as amended by SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities- Deferral of the Effective Date of SFAS No. 133- an Amendment of SFAS No. 133 issued in June 1999, is effective for fiscal quarters of all fiscal years beginning after June 15, 2000. A company may implement SFAS No. 133 as of the beginning of any fiscal quarter after issuance (that is, fiscal quarters beginning June 16, 1998 and thereafter). SFAS No. 133 cannot be applied retroactively. SFAS No. 133, as amended by SFAS No. 137, must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired or substantially modified after either January 1, 1998 or January 1, 1999, as selected by the Company.

       SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or a liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting.

       The Company has not yet quantified the impact of adopting SFAS No. 133 on the consolidated financial statements and has not determined the timing of or method of the adoption of SFAS No. 133. However, SFAS No. 133 could increase volatility in earnings and other comprehensive income.

 (3)   ACQUISITIONS

       On June 30, 1997, the Company entered into a Promissory Agreement and a Complementary Document to the Promissory Agreement (collectively, the "Purchase Agreements") to acquire all the outstanding capital shares of Petroleo Mecanica ALFA, S.A., a corporation organized under the laws of Portugal ("ALFA"), for $25.5 million (United States Dollars) plus assumed debt of $8.7 million. The Company assumed immediate management control of ALFA and, accordingly, the operating results and financial position of ALFA are included in the Company's consolidated results of operations and consolidated balance sheets from July 1, 1997. The Company paid $20 million of the purchase price on June 30, 1997 from borrowings available under its revolving credit facility and paid the remaining $5.5 million upon final closure of the transaction in December 1997. The Company's 1997 income from operations includes $1.9 million relating to the operations of ALFA subsequent to July 1, 1997. The following represents pro forma net sales and net loss as though the acquisition of ALFA occurred as of January 1, 1997 (in thousands): Net sales $192,068, net loss $8,600. ALFA's name was changed to AMTROL-ALFA, Metalomecanica S.A. following the acquisition.

       On June 9, 1998, the Company acquired NOVA Wassererwarmer GmbH ("NOVA") located in Donaueschingen, Germany for approximately $6.0 million (United States Dollars) plus assumed debt of $2.0 million. NOVA manufactures high-end residential and commercial water heaters that are marketed primarily in Germany, Switzerland and Austria. This acquisition provides AMTROL with expanded manufacturing and distribution capabilities in central Europe, in addition to the opportunity to offer many of AMTROL's complementary hydronic heating and water systems products in the European market. AMTROL assumed immediate management control of NOVA and, accordingly, the operating results and financial position of NOVA are included in the consolidated results of operations and consolidated balance sheets of AMTROL from the acquisition date. The Company's 1998 income from operations include approximately $0.4 million relating to the operations of NOVA. The following represents pro forma net sales and net income as though the acquisition of NOVA occurred as of January 1, 1998 (in thousands): Net sales $207,861, net loss $13,277.

(4)    DIVESTITURES

       In May 1997, the Company sold all of the assets, subject to substantially all liabilities, of its American Granby Inc. subsidiary. Accordingly, the results of American Granby included in the accompanying consolidated statements of operations are as follows (in thousands):


                           YEAR ENDED DECEMBER 31,
                         -------------------------------
                           1997          1998       1999
                         ----------   ----------   ------
Net Sales                $7,576         $--         $--
Operating Income         $   23         $--         $--


       Also in May 1997, the Company sold its Peru, Indiana production facility and the related pump business. AMTROL transferred certain production activities performed in Peru to the Company's West Warwick, Rhode Island facility.

       The Company utilized the net proceeds of the sales of approximately $6.0 million to fund seasonal working capital demands as well as the acquisition of ALFA (see Note 3).

(5)    PLANT CLOSINGS, REORGANIZATION AND RESTRUCTURING CHARGES

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

       The Company experienced an unusually high level of warranty claims for a particular product manufactured in 1995-1996, the cause of which has since been corrected. Actions taken by the Company to mitigate the level of returns for products manufactured during that time period did not reduce the return rate to the extent expected. Accordingly, the Company recorded an additional loss provision in the second quarter of 1998 of $4.5 million for abnormal warranty costs relating to this product.

(6)    INVENTORIES

       Inventories are stated at the lower of cost (first-in, first-out method) or market and consists of the following at December 31 (in thousands):


                                           1998            1999
                                          -------         -------
Raw materials and work in process         $14,346         $11,689
Finished goods                              9,973          10,657
                                          -------         -------
                                          $24,319         $22,346
                                          =======         =======

(7)    LONG-TERM DEBT AND NOTES PAYABLE TO BANKS

       Long-term debt consisted of the following at December 31 (in thousands):


                                                       1998             1999
                                                     --------         --------
Revolving credit facility                            $  3,000         $   --
Tranche A Term Loan                                    10,200            7,180
Tranche B Term Loan                                    44,237           43,777
Senior subordinated notes, due 2006, 10.625%          115,000          115,000
Other                                                   4,629            2,363
                                                     --------         --------
                                                      177,066          168,320
Less: Current maturities of long-term debt              4,043            4,935
                                                     --------         --------
                                                     $173,023         $163,385
                                                     ========         ========


       Long-term debt repayable in each of the next five years is as follows (in thousands):


             2000            $   4,935
             2001                3,597
             2002               11,136
             2003               20,800
             2004               12,602
       Thereafter              115,250
                             ----------
                             $ 168,320
                             ==========

       REVOLVING CREDIT AND TERM LOANS

       The Company is party to a Bank Credit Agreement (the "Agreement"), which provides for secured borrowings from a syndicate of lenders. The Agreement was amended on July 31, 1998 to allow for the early repayment of a portion of the principal outstanding and to modify certain covenants to be more in line with the Company's business plans. The Agreement, as amended, provides for senior term loans (the "Term Loans") and a Revolving Credit Facility. In connection with the amendment to the Agreement, the Company repaid $20.5 million on August 3, 1998. A portion ($7.2 million) of the Term Loans (the "Tranche A Term Loans") will mature on May 13, 2002, with quarterly amortization payments during the term of such loans. As a result of the August 3, 1998 repayment, no further amortization payments on Tranche A term loans were required in 1998. The remainder ($43.8 million) of the Term Loans (the "Tranche B Term Loans") will mature on May 13, 2004, with nominal quarterly amortization prior to the maturity of the Tranche A Term Loans and with the remaining amounts amortizing on a quarterly basis thereafter. The Revolving Credit Facility of $30.0 million includes a sublimit providing for up to $20.0 million of availability on a revolving credit basis to finance permitted acquisitions. The highest amount outstanding during 1999 was $9.2 million. The commitments under the Revolving Credit Facility and the acquisition sublimit will reduce by $5.0 million on November 13, 2000 and $10.0 million on November 13, 2001. The

       Revolving Credit Facility will mature on May 13, 2002. The Agreement is secured by substantially all of the assets of the Company and its domestic subsidiaries.

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

       The Notes are redeemable at the option of the Company on or after December 31, 2001. The Notes will be subject to redemption, in whole or in part, at various redemption prices, declining from 105.313% of the principal amount to par on and after December 31, 2003. In addition, on or prior to December 31, 1999, the Company had the option to use the net cash proceeds of one or more equity offerings to redeem up to 35% of the aggregate principal amount of the Notes originally issued at a redemption price of 110.625% of the principal amount thereof plus accrued interest to the date of redemption. Upon a "Change of Control" (as defined in the Indenture), each Note holder has the right to require the Company to repurchase such holder's Notes at a purchase price of 101% of the principal amount plus accrued interest. The fair value of these Notes at December 31, 1999 approximated their face value.

       The Note Indenture contains certain affirmative and negative covenants and restrictions.

       As of December 31, 1999, the Company was in compliance with the various covenants of the Agreement and the Notes.

       OTHER LONG-TERM DEBT AND NOTES PAYABLE TO BANKS

       Other long-term debt represents borrowings assumed by the Company in connection with the 1997 acquisition of ALFA and 1998 acquisition of NOVA. The ALFA debt is denominated in Escudos and includes the equivalent of approximately $1.7 million of loans payable to the Industrial Development Fund of Portugal as well as several local Portuguese banks. The loans amortize in roughly equal installments through 2000 and accrue interest at LIBOR plus a premium ranging from 1.25% to 1.5%, adjusted quarterly or semi-annually. The loans are secured by substantially all property and equipment owned by ALFA. ALFA also has available revolving credit facilities with local banks providing for short-term working capital loans of up to the equivalent of approximately $7.5 million. Borrowings under these agreements accrue interest at LIBOR plus a premium ranging from 0.375% to 1.375%. The balance outstanding at December 31, 1999 was approximately $0.01 million. The highest amount outstanding under these facilities in 1999 was approximately $7.0 million. In Escudos, the total outstanding long term debt and notes payable to banks amounted to 335,156,000 at December 31, 1999. The NOVA long-term debt is denominated in Deutsche Marks and includes the equivalent of approximately $1.3 million of loans payable to two local German banks. These loans amortize in roughly equal installments through 2002 and accrue interest at rates ranging from 6.0% to 6.5%. The loans are secured by substantially all real property and certain equipment owned by NOVA. NOVA also has available revolving credit facilities with a local bank providing for short-term working capital loans of up to the equivalent of approximately $1.9 million. Borrowings under the agreement accrue interest at prevailing market rates which averaged approximately 6.25% during the period ended December 31, 1999. The balance outstanding at December 31, 1999 was approximately $0.8 million. The highest amount outstanding under the facility in 1999 was approximately $1.3 million. In Deutsche Marks, the amount of long term debt outstanding amounted to 1,347,240 at December 31, 1999.

       Cash paid for interest amounted to approximately $19.2 million, $19.0 million, and $18.1 million for the years ended December 31, 1997, 1998 and 1999, respectively.

(8)    INCOME TAXES

       The components of the provision (benefit) for income taxes are as follows (in thousands):

                                             YEAR ENDED DECEMBER 31,
                                           ----------------------------
                                           1997       1998       1999
                                           ----       ----       ----
Current:
  Federal                                $   --    $    --     $   60
  State                                      --         --         --
  Foreign                                   714        188      1,000
                                         ------     ------     ------
                                            714        188      1,060
Deferred:
  Federal                                  (625)    (5,854)     2,581
  State                                    (119)    (1,062)       484
                                         ------     ------     ------
                                           (744)    (6,916)     3,065
                                         ------     ------     ------
                                         $  (30)   $(6,728)    $4,125
                                         ======     ======     ======


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

       Significant items giving rise to deferred tax assets and deferred tax liabilities at December 31, 1998 and 1999 are as follows (in thousands):

                                               1998            1999
                                              -------         -------
Prepaid Income Taxes:
     Warranty reserves - current              $    96         $    92
     Allowance for doubtful accounts              411             324
     Plant closing reserve                        302             (62)
     Accrued vacation                             122              99
     UNICAP adjustment                           285             227
     Accrued management restructuring             405             710
     Other                                        650            --
                                              -------         -------
                                              $ 2,271         $ 1,390
                                              =======         =======


                                                              1998             1999
                                                             -------          -------
Deferred Income Taxes:
     Net operating loss carryforward                         $ 7,533          $ 5,640
     Accelerated depreciation                                 (2,847)          (2,718)
     Safe harbor leases                                          (65)            --
     Warranty reserves - long-term                             1,683            1,148
     Deferred compensation and restricted stock plan             700              643
     LIFO revaluation                                            646              250
     Other                                                       555              129
                                                             -------          -------
                                                             $ 8,205          $ 5,092
                                                             =======          =======


       The difference between the Company's effective income tax rate and the federal statutory income tax rate primarily results from state income tax, net of federal tax benefit, and non-deductible goodwill amortization.

       Cash paid for income taxes amounted to $0, $0, and $0.3 million for the years ended December 31, 1997, 1998 and 1999, respectively. At December 31, 1999, the company had net operating loss carryforwards of approximately $15.0 million expiring in 2011 through 2018.

(9)    PENSION AND PROFIT SHARING PLANS

       The Company has a defined contribution 401(k) plan covering substantially all of its domestic employees. Under the Plan, eligible employees are permitted to contribute up to 15% of gross pay, not to exceed the maximum allowed under the Internal Revenue Code. The Company matches each employee contribution up to 6% of gross pay at a rate of $0.25 per $1 of employee contribution. The Company also contributes 3% of each employee's gross pay up to the Social Security taxable wage base and 4% of amounts in excess of that level up to approximately $0.2 million of wages. Company contributions to the 401(k) plan totaled approximately $1.1 million, $1.0 million and $0.8 million for the years ended December 31, 1997, 1998 and 1999, respectively.

(10)   LEASE COMMITMENTS

       The Company leases certain plant facilities and equipment. Total rental expenses charged to operations approximated $1.5 million, $1.9 million and $1.4 million for the years ended December 31, 1997, 1998 and 1999, respectively. Minimum rental commitments under all non-cancelable operating leases are as follows (in thousands):

                     2000         $1,052
                     2001            765
                     2002            494
                     2003             44
                     2004             25
                                  ------
                                  $2,380
                                  ======


       Certain of the leases provide for renewal options.


(11)   COMMITMENTS AND CONTINGENCIES

       At December 31, 1999, the Revolving Credit Facility contains a sublimit to support the issuance of letters of credit in the amount of $5.0 million. At December 31, 1999, letters of credit outstanding amounted to $1.1 million.

       The Company is involved in various legal proceedings which, in the opinion of management, will not result in a material adverse effect on its financial condition or results of operations.

 (12)  STOCK PLANS

       Certain key employees and directors have been granted options to purchase common shares of the Company's parent, AMTROL Holdings Inc, under the AMTROL Holdings 1997 Incentive Stock Plan. As of December 31, 1999, options to purchase 168,173 shares under the 1997 Plan were outstanding. The outstanding options include 25,817 non-qualified options which are exercisable immediately provided that purchased shares are subject to repurchase by Holdings at the exercise price until such shares vest based on relative achievement of management's business plan for fiscal years 1997 through 2001. An additional 22,398 non-qualified options are also immediately exercisable but are subject to repurchase by Holdings, in monthly diminishing amounts, if the holder terminates employment before August 2000. Options amounting for 3,419 shares are incentive stock options of which 2,851 are vested at December 31, 1999 and the remainder are released from restrictions ratably through August 2000. The remaining 116,539 options are non-qualified options issued in 1999 none of which are exercisable.

       The Company applies APB opinion No. 25 to account for its stock option plans. Accordingly, pursuant to the terms of the 1997 Holdings Incentive Stock Plan, no compensation cost related to the issuance of stock options has been recognized in the Company's financial statements. However, if the Company had determined compensation cost for options under the provisions of SFAS No. 123, the Company's net loss in 1997 would have increased by approximately $0.6 million. In 1998, adjustments to compensation expense associated with the options issued in 1997 would have approximated $.1 million as a result of forfeitures by certain individuals who left the Company. In 1999, the company's net income would have decreased approximately $1.0 million. The fair value of the options granted in 1997 and 1999 were estimated using the Black-Scholes option pricing model. The following key assumptions were used to value the options granted: volatility, 0; weighted average risk free rate, 5.00%; average expected life, 3 years. The weighted average fair value per share of the stock options granted in 1997 and 1999 amounted to $13.92. It should be noted that the option pricing model used was designed to value readily tradeable stock options with relatively short lives. The options granted are not tradeable. However, management believes that the assumptions used and the model applied to value the awards yield a reasonable estimate of the fair value of the options grants under the circumstances.

       In connection with the merger of AMTROL Acquisition Inc. into AMTROL Holdings Inc., through which AMTROL Inc. became a wholly owned subsidiary of AMTROL Holdings, certain holders of options to purchase shares of the common stock of AMTROL Inc. exchanged such options for Amended Options to purchase an aggregate of 17,041 shares of Holdings common stock with weighted average exercise price of $57.38 per share. All such options are immediately exercisable. No options from any source were exercised in 1997, 1998 or 1999.

(13)   BUSINESS SEGMENT INFORMATION

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

       The Company's European segment includes the Company's facilities in Guimaraes, Portugal, Donaueschingen, Germany and Swarzedz, Poland. The Guimaraes facility manufactures returnable and non-returnable steel gas cylinders for storing cooking, heating and refrigerant gases which are marketed throughout Europe, the Middle East and Africa, as well as the Far East, with sales of approximately $17.8 million, $49.6 million, and $54.1 million for the periods ended December 31, 1997, 1998, and 1999, respectively. The

       Donaueschingen facility manufactures and distributes residential and commercial water heaters which are marketed primarily in Switzerland, Austria and Germany with sales of approximately $8.7 million and $12.1 million for the periods ended December 31, 1998 and 1999, respectively. The facility in Swarzedz refurbishes gas cylinders with sales of approximately $3.4 million for the period ended December 31, 1999.

       The primary criteria by which financial performance is evaluated and resources are allocated include revenues and operating income. The following is a summary of key financial data by segment:


                                         1997              1998               1999
                                      ---------         ---------          ---------
Sales to external customers
   North America                      $ 158,627         $ 143,817          $ 142,622
   Europe                                17,805            58,325             69,555
                                      ---------         ---------          ---------
   Consolidated                       $ 176,432         $ 202,142          $ 212,177
                                      =========         =========          =========

INCOME FROM OPERATIONS
   North America                      $   8,127         $  (4,801)         $  17,665
   Europe                                 1,907             3,420              6,816
                                      ---------         ---------          ---------
   Consolidated                       $  10,034         $  (1,381)         $  24,481
                                      =========         =========          =========

DEPRECIATION AND AMORTIZATION
   North America                      $  10,396         $  10,143          $  10,315
   Europe                                 1,145             3,004              3,688
                                      ---------         ---------          ---------
   Consolidated                       $  11,541         $  13,147          $  14,003
                                      =========         =========          =========

EBITDA
   North America                      $  23,639         $   4,889          $  29,130
   Europe                                 3,248             7,565              9,216
                                      ---------         ---------          ---------
   Consolidated                       $  26,887         $  12,454          $  38,346
                                      =========         =========          =========

CAPITAL EXPENDITURES
   North America                      $   6,437         $   7,807          $   4,571
   Europe                                 2,052             2,051              1,227
                                      ---------         ---------          ---------
   Consolidated                       $   8,489         $   9,858          $   5,798
                                      =========         =========          =========

IDENTIFIABLE ASSETS
   North America                      $ 178,926         $ 173,590          $ 170,979
   Europe                                36,545            49,359             42,641
                                      ---------         ---------          ---------
   Consolidated                       $ 215,471         $ 222,949          $ 213,620
                                      =========         =========          =========

       "EBITDA" is earnings (net income/loss) before interest, taxes, depreciation and amortization, which amounts are as disclosed in the statement of operations. Operating income for the North America business segment above is reduced by goodwill amortization for each year presented. The following table summarizes sales by product classification:

                       1997            1998            1999
                      ------          ------          ------
HVAC                    53.8%           60.5%           61.6%
Water Systems           46.2%           39.5%           38.4%
                      ------          ------          ------
Consolidated           100.0%          100.0%          100.0%
                      ======          ======          ======


       The percentages above exclude sales by the American Granby subsidiary which was sold by the Company in 1997.

ITEM 14(a)(2)  SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES


                                 (IN THOUSANDS)

                                           BALANCE AT
                                          BEGINNING OF                                   ADJUSTMENTS/    BALANCE AT END
            CONSOLIDATED                     PERIOD        PROVISION      RECOVERIES     WRITE-OFFS        OF PERIOD
------------------------------------      ------------     ---------      ----------     ------------    --------------
Year ended December 31, 1997
     Allowance for doubtful accounts          1,055            370              3           (340)           1,088

Year ended December 31, 1998
     Allowance for doubtful accounts          1,088            526             42            (62)           1,594

Year ended December 31, 1999
     Allowance for doubtful accounts          1,594           --             --             (406)           1,188


* Includes $135 related to the disposition of the Company's American Granby subsidiary in May 1997.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 5(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in West Warwick, Rhode Island, on the 30th day of March 2000.

                                             AMTROL Inc.

                                             By:      /s/ Donald W. Reilly
                                                  -----------------------------
                                                         Donald W. Reilly
                                                      Chief Financial Officer

Pursuant to the requirements of the Securities Act of 1934, this registration statement has been signed by the following persons in the capacities and on the date indicated.

       Signature                                    Title                                           Date
       ---------                                    -----                                           ----
   /s/  John P. Cashman                     Chairman of the Board                            March 30, 2000
----------------------------------------
       John P. Cashman

   /s/  Albert D. Indelicato                President, Chief Executive Officer               March 30, 2000
----------------------------------------    and Director
       Albert D. Indelicato

   /s/ Donald W. Reilly                     Vice President, Chief Financial Officer,         March 30, 2000
----------------------------------------    and Treasurer (principal
       Donald W. Reilly                     financial officer)


   /s/ Andrew M. Massimilla                 Director                                         March 30, 2000
----------------------------------------
       Andrew M. Massimilla

   /s/  David P. Spalding                   Director                                         March 30, 2000
----------------------------------------
       David P. Spalding

   /s/  James A. Stern                      Director                                         March 30, 2000
----------------------------------------
       James A. Stern

   /s/  Anthony D. Tutrone                  Director                                         March 30, 2000
----------------------------------------
       Anthony D. Tutrone

EXHIBIT #                                   DOCUMENT DESCRIPTION
3.1            Restated Articles of Incorporation of AMTROL Inc. (incorporated by reference from the Company's Registration Statement on Form
               S-4, Registration No. 333-18075, declared effective by the
               Securities and Exchange Commission on January 2, 1997).

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

10.8           Employment Agreement dated June 22, 1998 by and between AMTROL
               Inc. and Donald W. Reilly. (incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended
               December 31, 1998).*

10.9           Employment Agreement dated January 19, 1997 by and between AMTROL
               Inc. and Edward J. Cooney. (incorporated by reference to the Company's Annual Report on Form 10-K for the period ended
               December 31, 1996).*

10.10          Employment Agreement dated June 24, 1998 by and between AMTROL
               Inc. and Albert D. Indelicato (incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended
               December 31, 1998).*

10.11          AMTROL Holdings Inc. 1997 Incentive Stock Plan dated December 16,
               1997.* (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1997).

18 Preferability letter regarding change in accounting policy from LIFO to FIFO (incorporated by reference from the Company's Annual
               Report on Form 10-K for the fiscal year ended December 31,
               1998).*

21             Subsidiaries of AMTROL Inc.

27             Financial Data Schedule

* Management contract or compensatory plan arrangement.