Form 10-Q
period 2000-04-01
AMTROL INC /RI/
filed 2000-05-16
CIK 853547

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the quarterly period ended:       April 1, 2000
                                      -------------

Commission file number:                  0-20328
                                      --------------


                                   AMTROL INC.
             (exact name of registrant as specified in its charter)


         Rhode Island                                  05-0246955
   --------------------------                      ------------------


                 1400 Division Road, West Warwick, RI 02893-1008
                 -----------------------------------------------
                    (Address of principal executive offices)



Registrant's telephone number, including area code:    (401) 884-6300
                                                       ---------------


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



                    100 shares of Common stock $.01 par value
                    -----------------------------------------
                               as of April 1, 2000

AMTROL INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------


                  FORM 10-Q FOR THE QUARTER ENDED APRIL 1, 2000


                                      INDEX

                                                                                PAGE
                                                                                ----
PART I.         FINANCIAL INFORMATION

     Item 1.    Consolidated Balance Sheets -
                    April 1, 2000 and December 31, 1999                          3

                Consolidated Statements of Operations -
                    For the Quarters Ended April 1, 2000 and April 3, 1999       4

                Consolidated Statements of Shareholders' Equity -
                    For the Quarters Ended April 1, 2000 and April 3, 1999       5

                Consolidated Statements of Cash Flows -
                    For the Quarters Ended April 1, 2000 and April 3, 1999       6

                Notes to Consolidated Financial Statements                       7

     Item 2.    Management's Discussion and Analysis of Results of
                    Operations and Financial Condition                           11



PART II.        OTHER INFORMATION

     Item 6.    Exhibits and Reports on Form 8-K                                 16

                Signatures                                                       17


                          AMTROL INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                           (UNAUDITED - IN THOUSANDS)

                                     ASSETS

                                                    APRIL 1,     DECEMBER 31,
                                                     2000           1999
                                                   ---------     ------------
CURRENT ASSETS:
      Cash and cash equivalents                    $     806     $     674
      Accounts receivable, less allowance
      for doubtful accounts                           34,139        30,340
      Inventories                                     24,544        22,346
      Prepaid income taxes                             1,390         1,390
      Prepaid expenses and other                       2,477         1,675
                                                   ---------     ---------
         Total current assets                         63,356        56,425
                                                   ---------     ---------

PROPERTY, PLANT AND EQUIPMENT, NET                    45,759        47,100

OTHER ASSETS:
      Goodwill                                       165,320       166,520
      Deferred financing costs                         5,436         5,704
      Deferred income taxes                            5,092         5,092
      Other                                              884           904
                                                   ---------     ---------
                                                     176,732       178,220
                                                   ---------     ---------
                                                   $ 285,847     $ 281,745
                                                   =========     =========

                          LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
      Current maturities of long-term debt         $   4,323     $   4,935
      Notes payable to banks                           2,109           790
      Accounts payable                                24,867        22,535
      Accrued expenses                                12,279        15,804
      Accrued interest                                 3,926           789
      Accrued income taxes                             2,534         2,571
                                                   ---------     ---------
         Total current liabilities                    50,038        47,424
                                                   ---------     ---------

LONG TERM DEBT, LESS CURRENT MATURITIES              165,752       163,385

OTHER NONCURRENT LIABILITIES                           5,374         5,633

SHAREHOLDERS' EQUITY
      Capital stock $.01 par value - authorized
         1,000 shares, 100 shares issued                  --            --
      Additional paid-in capital                      90,156        90,156
      Retained deficit                               (22,192)      (22,503)
      Accumulated other comprehensive loss            (3,281)       (2,350)
                                                   ---------     ---------
         Total shareholders' equity                   64,683        65,303
                                                   ---------     ---------
                                                   $ 285,847     $ 281,745
                                                   =========     =========



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          AMTROL INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                           (UNAUDITED - IN THOUSANDS)


                                                        QUARTER ENDED
                                                  --------------------------
                                                  April 1,          April 3,
                                                    2000              1999
                                                  --------          --------
NET SALES                                         $ 51,656          $ 54,409

COST OF GOODS SOLD                                  38,002            40,486
                                                  --------          --------
          GROSS PROFIT                              13,654            13,923

OPERATING EXPENSES
Selling, general and administrative                  6,998             8,209
Amortization of goodwill                             1,116             1,116
                                                  --------          --------
          Income from operations                     5,540             4,598

OTHER INCOME (EXPENSE):
Interest expense                                    (4,861)           (5,051)
Interest income                                         30                24
License and distributorship fees                        52                45
Other, net                                             399                97
                                                  --------          --------
          Income (Loss) before provision
            for income taxes                         1,160              (287)

PROVISION FOR INCOME TAXES                             849               453
                                                  --------          --------
          NET INCOME (LOSS)                       $    311          ($   740)
                                                  ========          ========






              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          AMTROL INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                           (UNAUDITED - IN THOUSANDS)


                          QUARTER ENDED APRIL 1, 2000:

                                                                                         ACCUMULATED
                                                          ADDITIONAL                        OTHER
                                               COMMON      PAID-IN       RETAINED        COMPREHENSIVE    COMPREHENSIVE
                                               STOCK       CAPITAL       DEFICIT         INCOME (LOSS)     INCOME (LOSS)
                                               ------     -----------    --------        -------------    --------------
Balance, December 31, 1999                       $ -      $ 90,156      $ (22,503)        $ (2,350)          $    -

     Net income                                    -             -            311                -              311
     Currency translation adjustment               -             -              -             (931)            (931)
                                                 ---      --------      ---------         --------           ------
Balance, April 1, 2000                           $ -      $ 90,156      $ (22,192)        $ (3,281)          $ (620)
                                                 ===      ========      =========         ========           ======


                          QUARTER ENDED APRIL 3, 1999:

                                                                                         ACCUMULATED
                                                          ADDITIONAL                        OTHER
                                               COMMON      PAID-IN       RETAINED        COMPREHENSIVE    COMPREHENSIVE
                                               STOCK       CAPITAL       DEFICIT         INCOME (LOSS)     INCOME (LOSS)
                                               ------     -----------    --------        -------------    --------------


Balance, December 31, 1998                       $ -      $ 89,823      $ (24,363)        $    488         $      -

     Net loss                                      -             -           (740)               -             (740)
     Currency translation adjustment               -             -              -           (1,516)          (1,516)
                                                 ---      --------      ---------         --------           ------
Balance, April 3, 1999                           $ -      $ 89,823      $ (25,103)        $ (1,028)        $ (2,256)
                                                 ===      ========      =========         ========           ======






              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          AMTROL INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED - IN THOUSANDS)



                                                                          QUARTER ENDED
                                                                      ---------------------
                                                                      APRIL 1,     APRIL 3,
                                                                        2000         1999
                                                                      --------     -------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                  $    311     $  (740)
   Adjustments to reconcile net income (loss) to net cash
        (used in) provided by operating activities -
       Depreciation and amortization                                     3,696       3,627
       Provision for losses on accounts receivable                         (20)         69
   Changes in operating assets and liabilities                          (5,455)     (2,320)
                                                                      --------     -------
            Net cash (used in) provided by operating activities         (1,468)        636
                                                                      --------     -------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of property, plant and equipment                      30         106
   Capital expenditures                                                 (1,667)     (1,852)
                                                                      --------     -------
            Net cash used in investing activities                       (1,637)     (1,746)
                                                                      --------     -------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayment of debt                                                   (10,386)     (8,105)
   Issuance of debt                                                     13,637       8,383
                                                                      --------     -------
            Net cash provided by financing activities                    3,251         278
                                                                      --------     -------

NET INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS                                                                146        (832)

Effect of exchange rate changes on cash and cash equivalents               (14)        (52)

Cash and Cash Equivalents, beginning of period                             674       1,088

                                                                      --------     -------
Cash and Cash Equivalents, end of period                              $    806     $   204
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

AMTROL INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



         RECLASSIFICATIONS

         Certain amounts in prior periods have been reclassified to permit comparison to the current year presentation.

4.       INVENTORIES

         Inventories are stated at the lower of cost or market and were as follows (in thousands):


                                                 APRIL 1,         DECEMBER 31,
                                                  2000                1999
                                                 --------         ------------
         Raw materials and work in process       $11,456            $11,689
         Finished goods                           13,088             10,657
                                                 -------            -------
                                                 $24,544            $22,346
                                                 =======            =======

5.       LONG-TERM DEBT

         The Bank Credit Agreement (the "Agreement") between the Company and a syndicate of lenders provides for secured borrowings consisting of (i) a five and one-half year revolving credit facility providing for up to $30 million in revolving loans, $5.0 million of which may be used for letters of credit (the "Revolving Credit Facility") and (ii) a term loan facility consisting of a five and one-half year Tranche A Term Loan, $6.8 million at April 1, 2000, and a seven and one-half year Tranche B Term Loan, $43.7 million at April 1, 2000, (collectively, the Term Loans). In addition, the Company has issued $115.0 million of Senior Subordinated Notes due in 2006 (the "Notes"). The Notes are unsecured obligations of the Company. The Notes bear interest at a rate of 10.625% per annum, which is payable semi-annually on each June 30 and December 31.

         Under the terms of the Agreement, AMTROL is required to comply, and is in compliance, with certain financial covenants and restrictions as of April 1, 2000.

6.       PROVISION FOR INCOME TAXES

         The effective income tax rates used in the interim financial statements are estimates of the full year's rates. The difference for 2000 between the provision computed using the statutory U.S. federal income tax rate and the provision for income taxes in the accompanying consolidated financial statements is primarily the result of goodwill amortization.

AMTROL INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



7.       BUSINESS SEGMENT INFORMATION

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

         The Company's European segment includes the Company's facilities in Guimaraes, Portugal, Donaueschingen, Germany and Poznan, Poland. The Guimaraes facility manufactures returnable and non-returnable steel gas cylinders for storing cooking, heating and refrigerant gases which are marketed throughout Europe, the Middle East and Africa, as well as the Far East. The Donaueschingen facility manufactures and distributes residential and commercial water heaters which are marketed primarily in Switzerland, Austria and Germany. The Poznan facility refurbishes non-returnable steel gas cylinders.

         The primary criteria by which financial performance is evaluated and resources are allocated include revenues and operating income. The following is a summary of key financial data by segment:

                                          FOR THE QUARTER ENDED
                                          ----------------------
                                          APRIL 1,      APRIL 3,
                                            2000          1999
                                          --------      --------
         SALES TO EXTERNAL CUSTOMERS
            North America                  $34,447       $36,649
            Europe                          17,209        17,760
                                           -------       -------
            Consolidated                   $51,656       $54,409
                                           =======       =======

         INCOME FROM OPERATIONS
            North America                  $ 4,368       $ 3,475
            Europe                           1,172         1,123
                                           -------       -------
            Consolidated                   $ 5,540       $ 4,598
                                           =======       =======


         EBITDA
            North America                  $ 6,939       $ 5,724
            Europe                           2,459         2,377
                                           -------       -------
            Consolidated                   $ 9,398       $ 8,101
                                           =======       =======

AMTROL INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



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

AMTROL INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

ITEM 2.


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


OVERVIEW

This Quarterly Report includes "forward-looking statements" within the meaning of the securities laws. All statements other than statements of historical facts included in this Quarterly Report regarding the Company's financial position and strategic plans are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from such expectations include, but are not limited to, the Company's ability to successfully implement its business strategy, the availability and cost of raw materials, changes in government regulation or enforcement policies, particularly related to refrigerant gases and building and energy efficiency requirements, development of competing technologies, acceptance of the Company's existing and planned new products in international markets, competition in the Company's markets, the rate of growth of developing economies and demand for the Company's products, the ability of the Company and its vendors to successfully implement their year 2000 compliance initiatives, the ultimate cost of future warranties claims, whether it succeeds in acquiring new businesses, and general economic, financial and business conditions, both domestically and internationally.

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


                                                   FOR THE QUARTER ENDED
                                                   ---------------------
                                                    APRIL 1,  APRIL 3,
                                                      2000     1999
                                                    --------  --------
Net Sales                                            100.0%    100.0%
Cost of Goods Sold                                    73.6      74.4
                                                     -----     -----
Gross Profit                                          26.4      25.6
Selling, General and Administrative Expenses          13.5      15.1
Amortization of Goodwill                               2.2       2.0
                                                     -----     -----
Income from Operations                                10.7       8.5
Interest Expense                                      (9.4)     (9.3)
Interest Income                                          -         -
Other Income, net                                      0.9       0.2
                                                     -----     -----
Income (Loss) before Provision for Income Taxes        2.2      (0.6)
Provision for Income Taxes                             1.6       0.8
                                                     -----     -----
Net Income (Loss)                                      0.6%     (1.4)%
                                                     =====     =====


Net sales for the first quarter decreased $2.8 million or 5.1% compared to the same period in 1999. The largest factor contributing to the lower sales in 2000 is the significantly weaker Euro. The average value of this currency compared to the U.S. dollar decreased approximately 15% in the first quarter of 2000 compared to the same period in 1999. Approximately 25% of the Company's net sales are denominated in Euros or linked currencies. First quarter 2000 European sales, down 3% compared to the first quarter of 1999, would have increased approximately 11.0% if the value of the Euro had not declined. In North America, net sales declined approximately 6.0% as higher home heating fuel costs deflated sales of plumbing and heating products and very wet spring weather delayed the installation of new water wells. Higher fuel costs also increased outgoing freight costs, reflected as a reduction of sales in the Company's financial statements, which contributed to the North American sales decline.

AMTROL INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Although gross profit for the first quarter of 2000 decreased $0.3 million or 1.9% from the first quarter of 1999, the gross margin percentage increased to 26.4% in 2000 from 25.6% in 1999. The higher margins in 2000 are attributable to continuing cost reductions and improvements in labor productivity in all of AMTROL's manufacturing locations.

Selling, General and Administrative expenses for the first quarter of 2000 decreased $1.2 million to $7.0 million from $8.2 million in the first quarter of 1999. The decrease in S,G&A was largely the result of lower operating expenses associated with the lower sales level, as well as on-going cost reduction activities. Selling, general and administrative expenses as a percentage of net sales have decreased from 15.1% in 1999 to 13.5% in 2000. The weaker European currencies in the first quarter of 2000 as compared to the same period in 1999 contributed to the lower reported operating expenses.

Earnings before interest expense, taxes, depreciation and amortization (EBITDA) increased 16% to $9.4 million for the first quarter of 2000, from $8.1 million in the first quarter of 1999. As a percentage of net sales, EBITDA increased from 14.9% in 1999 to 18.2% in 2000.

The net income for the first quarter 2000 of $0.3 million compares to a net loss in the first quarter 1999 of $.7 million, an absolute change of $1.0 million.

LIQUIDITY AND CAPITAL RESOURCES

The Company's operating capital (defined as accounts receivable and inventory, less accounts payable) increased $3.7 million from $30.1 million at December 31, 1999 to $33.8 million at April 1, 2000. Since the previous year end, the Company's accounts receivable and inventory increased $3.8 million and $2.2 million, respectively, while its accounts payable increased $2.3 million, reflective of seasonal operating levels.

The Company's cash balance increased $0.1 million to $0.8 million as compared to the end of 1999. The Company invested approximately $1.7 million in plant and equipment during the first quarter.

The Company is a party to a Bank Credit Facility (the "Facility") which consists of $50.5 million of senior term loans (the "Term Loans") and a $30.0 million revolving credit facility (the "Revolving Credit Facility"). A portion ($6.8 million) of the Term Loans (the "Tranche A Term Loans") will mature on May 13, 2002, with quarterly amortization payments during the term of such loans. The remainder ($43.7 million) of the Term Loans (the "Tranche B Term Loans") will mature on May 13, 2004, with nominal quarterly amortization prior to the maturity of the Tranche A Term Loans and with the remaining amounts amortizing on a quarterly basis thereafter.

AMTROL INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The Revolving Credit Facility includes a sublimit providing for up to $20.0 million of availability on a revolving credit basis to finance permitted acquisitions. The commitments under the Revolving Credit Facility and the acquisition sublimit will each reduce by $5.0 million on November 13, 2000 and $10.0 million on November 13, 2001. The Revolving Credit Facility will mature on May 13, 2002. At April 1, 2000, amounts available under the revolver approximated $27.0 million. The Bank Credit Facility is secured by substantially all assets of the Company and its domestic subsidiaries.

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

The Bank Credit Facility and the Indenture contain various affirmative and negative covenants and restrictions. The Company was in compliance with all such covenants at April 1, 2000.

The Company intends to fund its future working capital and debt service requirements through cash flows generated from operations, borrowings under the revolving credit facility (the "Revolving Credit Facility") provided under the Bank Credit Agreement and through the use of available cash balances.

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

AMTROL INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


YEAR 2000 ISSUES

The Company continued to monitor its systems through the end of the first quarter of 2000, including the quarter closing activity. No significant year 2000 errors or discrepancies were detected and no costs were incurred. The Company will no longer report on Year 2000 issues.

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



                                         AMTROL INC.


Date:         May 16, 2000           By:   /s/ ALBERT D. INDELICATO
    ------------------------------        ----------------------------
                                          Albert D. Indelicato
                                          President,
                                          Chief Executive Officer and
                                          Director



Date:         May 16, 2000           By:   /s/ DONALD W. REILLY
    ------------------------------         ---------------------------
                                           Donald W. Reilly,
                                           Vice President,
                                           Chief Financial Officer and
                                           Treasurer