Form 10-Q
period 2000-07-01
AMTROL INC /RI/
filed 2000-08-15
CIK 853547

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the quarterly period ended:         July 1, 2000
                                     --------------------

Commission file number:                   0-20328
                                      -------------------


                                   AMTROL INC.
             (exact name of registrant as specified in its charter)

      Rhode Island                                   05-0246955
------------------------------                 ---------------------------



                 1400 Division Road, West Warwick, RI 02893-1008
                    (Address of principal executive offices)


Registrant's telephone number, including area code:      (401) 884-6300
                                                     ------------------------


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



                    100 SHARES OF COMMON STOCK $.01 PAR VALUE
                    -----------------------------------------
                               as of July 1, 2000

AMTROL INC. AND SUBSIDIARIES........
--------------------------------------------------------------------------------


                  FORM 10-Q FOR THE QUARTER ENDED JULY 1, 2000


                                      INDEX


                                                                            PAGE
PART I.       FINANCIAL INFORMATION

   Item 1.    Consolidated Balance Sheets -
                  July 1, 2000 and December 31, 1999                          2

              Consolidated Statements of Operations -
                  For the Quarter and Six Months Ended July 1, 2000
                  and July 3, 1999                                            3

              Consolidated Statements of Shareholders' Equity -
                  For the Six Months Ended July 1, 2000                       4

              Consolidated Statements of Cash Flows -
                  For the Six Months Ended July 1, 2000 and July 3, 1999      5

              Notes to Consolidated Financial Statements                      6

   Item 2.    Management's Discussion and Analysis of Results of
                  Operations and Financial Condition                         10


PART II.      OTHER INFORMATION

     Item 6.  Exhibits and Reports on Form 8-K                               16

              Signatures                                                     17

                          AMTROL INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           (UNAUDITED - IN THOUSANDS)



                                        ASSETS
                                                                   JULY 1, 2000   DECEMBER 31, 1999
                                                                   ------------   -----------------
CURRENT ASSETS:
    Cash and cash equivalents                                        $     894         $     674
    Accounts receivable, less allowance for doubtful accounts           33,960            30,340
    Inventories                                                         24,944            22,346
    Prepaid income taxes                                                 1,331             1,390
    Prepaid expenses and other                                           3,203             1,675
                                                                     ---------         ---------
       Total current assets                                             64,332            56,425
                                                                     ---------         ---------

PROPERTY, PLANT AND EQUIPMENT, NET                                      44,652            47,100

OTHER ASSETS:
    Goodwill                                                           164,217           166,520
    Deferred financing costs                                             5,146             5,704
    Deferred income taxes                                                5,095             5,092
    Other                                                                  800               904
                                                                     ---------         ---------
                                                                       175,258           178,220
                                                                     ---------         ---------
                                                                     $ 284,242         $ 281,745
                                                                     =========         =========

                             LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
    Current maturities of long-term debt                             $   4,253         $   4,935
    Notes payable to banks                                               5,170               790
    Accounts payable                                                    28,323            22,535
    Accrued expenses                                                    11,234            15,804
    Accrued interest                                                       857               789
    Accrued income taxes                                                 1,574             2,571
                                                                     ---------         ---------
       Total current liabilities                                        51,411            47,424
                                                                     ---------         ---------

LONG TERM DEBT, LESS CURRENT MATURITIES                                163,914           163,385

OTHER NONCURRENT LIABILITIES                                             5,078             5,633

SHAREHOLDERS' EQUITY
    Capital stock $.01 par value - authorized 1,000 shares,
       100 shares issued                                                     -                 -
    Additional paid-in capital                                          90,406            90,156
    Retained deficit                                                   (23,418)          (22,503)
    Accumulated other comprehensive loss                                (3,149)           (2,350)
                                                                     ---------         ---------
       Total shareholders' equity                                       63,839            65,303
                                                                     ---------         ---------
                                                                     $ 284,242         $ 281,745
                                                                     =========         =========




  The accompanying notes are an integral part of these consolidated financial statements.

                          AMTROL INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                           (UNAUDITED - IN THOUSANDS)


                                                      QUARTER ENDED               SIX MONTHS ENDED
                                              ----------------------------   ---------------------------
                                               JULY 1, 2000   JULY 3, 1999   JULY 1, 2000   JULY 3, 1999
                                              --------------  ------------   -------------  ------------
NET SALES                                        $ 48,618        $ 55,909      $ 100,274      $ 110,318

COST OF GOODS SOLD                                 36,741          40,664         74,743         81,150
                                                 --------        --------      ---------      ---------

          GROSS PROFIT                             11,877          15,245         25,531         29,168

OPERATING EXPENSES
Selling, general and administrative                 6,468           7,155         13,466         15,364
Amortization of goodwill                            1,117           1,115          2,233          2,231
                                                 --------        --------      ---------      ---------
          Income from operations                    4,292           6,975          9,832         11,573

OTHER INCOME (EXPENSE):
Interest expense                                   (4,810)         (4,871)        (9,671)        (9,922)
Interest income                                        51              32             81             56
License and distributorship fees                       53              45            105             90
Other, net                                           (165)             65            234            162
                                                 --------        --------      ---------      ---------
          Income (loss) before provision
             for income taxes                        (579)          2,246            581          1,959

PROVISION FOR INCOME TAXES                            647           1,312          1,496          1,765
                                                 --------        --------      ---------      ---------
          NET INCOME (LOSS)                      ($ 1,226)       $    934      ($    915)     $     194
                                                 ========        ========      =========      =========



  The accompanying notes are an integral part of these consolidated financial statements.

                          AMTROL INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                           (UNAUDITED - IN THOUSANDS)

                                 SIX MONTHS ENDED JULY 1, 2000:

                                                                                     Accumulate
                                                       Additional                      Other
                                                        Paid in        Retained     Comprehensive   Comprehensive
                                        Common Stock    Capital        Deficit      Income (Loss)   Income (Loss)
                                        ------------   ----------      --------     -------------   -------------
Balance, December 31, 1999                 $     -      $ 90,156       $(22,503)      $ (2,350)      $     -

     Net income                                                             311                          311
     Currency translation adjustment                                                      (931)         (931)
                                           -------      --------       --------       --------       -------

Balance, April 1, 2000                           -        90,156        (22,192)        (3,281)         (620)

     Capital contribution                                    250
     Net loss                                                            (1,226)                      (1,226)
     Currency translation adjustment                                                       132           132
                                           -------      --------       --------       --------       -------

Balance, July 1, 2000                      $     -      $ 90,406       $(23,418)      $ (3,149)      $ 1,714)
                                           =======      ========       ========       ========       =======



                                  SIX MONTHS ENDED JULY 3, 1999:

                                                                                     Accumulate
                                                       Additional                       Other
                                                        Paid in        Retained     Comprehensive   Comprehensive
                                        Common Stock    Capital        Deficit      Income (Loss)   Income (Loss)
                                        ------------   ----------      --------     -------------   -------------
Balance, December 31, 1998                 $     -      $ 89,823       $(24,363)      $    488       $     -

     Net loss                                    -             -           (740)             -          (740)
     Currency translation adjustment             -             -              -         (1,516)       (1,516)
                                           -------      --------       --------       --------       -------

Balance, April 3, 1999                           -        89,823        (25,103)        (1,028)       (2,256)

     Capital contribution                                    250
     Net income                                                             934                          934
     Currency translation adjustment                                                    (1,160)       (1,160)
                                           -------      --------       --------       --------       -------

Balance, July 3, 1999                      $     -      $ 90,073       $(24,169)      $ (2,188)      $(2,482)
                                           =======      ========       ========       ========       =======



  The accompanying notes are an integral part of these consolidated financial statements.

                          AMTROL INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED - IN THOUSANDS)


                                                                           SIX MONTHS ENDED
                                                                     -----------------------------
                                                                      JULY 1, 2000   JULY 3, 1999
                                                                     --------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                                  $   (915)       $    194
     Adjustments to reconcile net income (loss) to net cash
         provided by (used in) operating activities -
         Depreciation and amortization                                     7,245           7,151
         Provision for losses on accounts receivable                          15             123
     Changes in operating assets and liabilities                          (8,049)         (1,608)
                                                                        --------        --------
            Net cash provided by (used in) operating activities           (1,704)          5,860
                                                                        --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from sale of property, plant and equipment                      31             961
     Capital expenditures                                                 (2,784)         (2,665)
                                                                        --------        --------
            Net cash used in investing activities                         (2,753)         (1,704)
                                                                        --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Repayment of debt                                                   (17,837)        (23,039)
     Issuance of debt                                                     22,277          17,691
     Capital contribution                                                    250             250
                                                                        --------        --------
            Net cash provided by (used in) financing activities            4,690          (5,098)
                                                                        --------        --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                         233            (942)

Effect of exchange rate changes on cash and cash equivalents                 (13)            (93)

Cash and Cash Equivalents, beginning of period                               674           1,088

                                                                        --------        --------
Cash and Cash Equivalents, end of period                                $    894        $     53
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

AMTROL INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (UNAUDITED)
                                   -----------

1.       BASIS OF PRESENTATION
         ---------------------

         In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly, in accordance with generally accepted accounting principles, the financial position, results of operations and cash flows of AMTROL Inc. and its subsidiaries ("the Company") for the interim periods presented. Such adjustments consisted of only normal recurring items. The results of operations for the interim periods shown in this report are not necessarily indicative of results for any future interim period or for the entire year. These consolidated financial statements do not include all disclosures associated with annual financial statements and accordingly should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K.

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


3.       SIGNIFICANT ACCOUNTING POLICIES-CONT.
         -------------------------------------

         RECLASSIFICATIONS

         Certain amounts in prior periods have been reclassified to permit comparison to the current year presentation.

4.       INVENTORIES
         -----------

         Inventories are stated at the lower of cost or market and were as follows (in thousands):



                                                      JULY 1,   DECEMBER 31,
                                                       2000         1999
                                                     --------   ------------
         Raw materials and work in process           $ 11,550     $ 11,689
         Finished goods                                13,394       10,657
                                                     ---------    --------
                                                     $ 24,944     $ 22,346
                                                     =========    ========



5.       LONG-TERM DEBT
         --------------

         The Bank Credit Agreement (the "Agreement") between the Company and a syndicate of lenders provides for secured borrowings consisting of (i) a five and one-half year revolving credit facility providing for up to $30 million in revolving loans, $5.0 million of which may be used for letters of credit (the "Revolving Credit Facility") and (ii) a term loan facility consisting of a five and one-half year Tranche A Term Loan, $6.3 million at July 1, 2000, and a seven and one-half year Tranche B Term Loan, $43.5 million at July 1, 2000, (collectively, the Term Loans). In addition, the Company has issued $115.0 million of Senior Subordinated Notes due in 2006 (the "Notes"). The Notes are unsecured obligations of the Company. The Notes bear interest at a rate of 10.625% per annum, which is payable semi-annually on each June 30 and December 31.

         Under the terms of the Agreement, AMTROL is required to comply, and is in compliance, with certain financial covenants and restrictions as of July 1, 2000.

AMTROL INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-CONT.
                ------------------------------------------------
                                   (UNAUDITED)
                                   -----------


6.       PROVISION FOR INCOME TAXES
         --------------------------

         The effective income tax rates used in the interim financial statements are estimates of the full year's rates. The difference for 2000 between the provision computed using the statutory U.S. federal income tax rate and the provision for income taxes in the accompanying consolidated financial statements is primarily the result of goodwill amortization.

7.       BUSINESS SEGMENT INFORMATION
         ----------------------------

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

         The Company's European segment includes the Company's facilities in Guimaraes, Portugal, Donaueschingen, Germany and Poznan, Poland. The Guimaraes facility manufactures returnable and non-returnable steel gas cylinders for storing cooking, heating and refrigerant gases which are marketed throughout Europe, the Middle East and Africa, as well as the Far East. The Donaueschingen facility manufactures residential and commercial water heaters marketed primarily in Switzerland, Austria and Germany. The Poznan facility refurbishes non-returnable steel gas cylinders.

         The primary criteria by which financial performance is evaluated and resources are allocated include revenues, operating income and EBITDA as defined below. The following is a summary of key financial data by segment:

AMTROL INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-CONT.
                ------------------------------------------------
                                   (UNAUDITED)
                                   -----------


                                    QUARTER ENDED           SIX MONTHS ENDED
                                --------------------     ----------------------
                                JULY 1,      JULY 3,      JULY 1,       JULY 3,
                                 2000         1999         2000          1999
                                -------      -------     --------      --------
Sales to external customers
   North America                $33,012      $38,443     $ 67,457      $ 75,092
   Europe                        15,606       17,466       32,817        35,226
                                -------      -------     --------      --------
   Consolidated                 $48,618      $55,909     $100,274      $110,318
                                =======      =======     ========      ========

Income from operations
   North America                $ 3,258      $ 5,056     $  7,786      $  8,531
   Europe                         1,034        1,919        2,046         3,042
                                -------      -------     --------      --------
   Consolidated                 $ 4,292      $ 6,975     $  9,832      $ 11,573
                                =======      =======     ========      ========

EBITDA
   North America                $ 5,626      $ 7,269     $ 12,565      $ 12,993
   Europe                         2,025        3,082        4,484         5,459
                                -------      -------     --------      --------
   Consolidated                 $ 7,651      $10,351     $ 17,049      $ 18,452
                                =======      =======     ========      ========



       "EBITDA" is defined as earnings (net income/loss) before interest, taxes, depreciation and amortization, which amounts are disclosed in the statement of operations. Operating income for the North America business segment above is reduced by goodwill amortization for each year presented.

AMTROL INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

ITEM 2.
-------

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                  ---------------------------------------------


OVERVIEW
--------

This Quarterly Report includes "forward-looking statements" within the meaning of the securities laws. All statements other than statements of historical facts included in this Quarterly Report regarding the Company's financial position and strategic plans are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from such expectations include, but are not limited to, the Company's ability to successfully implement its business strategy, the availability and cost of raw materials, changes in government regulation or enforcement policies, particularly those related to refrigerant gases and building and energy efficiency requirements, development of competing technologies, acceptance of the Company's existing and planned new products in international markets, competition in the Company's markets, the rate of growth of developing economies and demand for the Company's products, the ultimate cost of future warranty claims, whether the Company succeeds in acquiring new businesses, and general economic, financial and business conditions, both domestically and internationally.

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


                                             QUARTER ENDED                  SIX MONTHS ENDED
                                    -----------------------------    -------------------------------
                                    JULY 1, 2000     JULY 3, 1999    JULY 1, 2000      JULY 3, 1999
                                    -------------    ------------    ------------      --------------
Net Sales                               100.0%           100.0%         100.0%             100.0%
Cost of Goods Sold                       75.6             72.7           74.5               73.6
                                        -----            -----          -----              -----
Gross Profit                             24.4             27.3           25.5               26.4
Selling, General and
     Administrative Expenses             13.3             12.8           13.4               13.9
Amortization of Goodwill                  2.3              2.0            2.2                2.0
                                        -----            -----          -----              -----
Income from Operations                    8.8             12.5            9.9               10.5
Interest Expense                         (9.9)            (8.7)          (9.6)              (9.0)
Interest Income                           0.1              0.1            0.1                0.1
Other Income (Expense), net              (0.3)             0.2            0.2                0.2
                                        -----            -----          -----              -----
Income (loss) before Provision
     for Income Taxes                    (1.3)             4.1            0.6                1.8
Provision for Income Taxes                1.3              2.4            1.5                1.6
                                        -----            -----          -----              -----
Net Income (Loss)                        (2.6)%            1.7%          (0.9)%              0.2%
                                        =====            =====          =====              =====

AMTROL INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                  ---------------------------------------------


SECOND QUARTER ENDED JULY 1, 2000

Net sales for the second quarter decreased $7.3 million or 13.0% compared to the second quarter of 1999. In North America, net sales in the second quarter declined 14.1% principally as a result of increased competition and pricing pressures in the Company's Water Systems business. In Europe, second quarter sales decreased 10.6% due principally to the weakness of the Euro and Euro-linked currencies. Approximately 25% of the Company's consolidated net sales are denominated in Euros or Euro-linked currencies. The average value of the Euro in the second quarter of 2000 was approximately 12% below its average value in the comparable period in 1999. Absent this weakening, reported net sales for the second quarter of 2000 would have been approximately $2.1 million higher. In local currencies, total European sales in the second quarter of 2000 were approximately the same as the second quarter of 1999.

Gross profit for the second quarter of 2000 decreased $3.3 million compared to the second quarter of 1999. Gross profit as a percentage of net sales decreased to 24.4% in 2000 from 27.3% in 1999. The lower percentage is attributable to lower production volumes and increased material costs, particularly record-high steel costs in the Company's European operations, partially offset by continuing cost reduction efforts and improvements in labor productivity at all of the Company's manufacturing locations.

Selling, General and Administrative expenses for the second quarter of 2000 decreased $0.7 million, or 9.6%, to $6.5 million from $7.2 million in the second quarter of 1999. The decrease in SG&A was largely the result of lower operating expenses associated with lower sales, as well as continuing cost reduction efforts. The weaker European currencies in the second quarter of 2000 as compared to the same period in 1999 also contributed to lower reported operating expenses.

Earnings before interest expense, taxes, depreciation and amortization (EBITDA) for the second quarter of 2000 decreased $2.7 million to $7.7 million from $10.4 in the second quarter of 1999. As a percentage of net sales, EBITDA decreased from 18.5% in 1999 to 15.7% in 2000.

The net loss for the second quarter of 2000 of $1.2 million compares to net income in the second quarter 1999 of $0.9 million, an absolute decrease of $2.1 million.

AMTROL INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                  ---------------------------------------------


SIX MONTHS ENDED JULY 1, 2000

Net sales for the first six months of 2000 decreased $10.0 million or 9.1% compared to the first six months of 1999. In North America, net sales declined approximately 10.2% as severely high home heating fuel costs depressed sales of plumbing and heating products in the first quarter and competition and pricing pressures intensified in the Company's water systems markets. Net sales in Europe decreased 6.8% compared to the first six months of 1999 due principally to the weakening of the Euro as discussed above. If the value of the Euro had remained at the average level of the first six months of 1999, reported net sales for the first six months would have been approximately $4.3 million higher. In local currencies, total European sales in the first six months of 2000 were approximately 5% higher than the first six months of 1999.

Gross profit for the first six months decreased by $3.6 million compared to the same period in 1999. Gross profit percentage to net sales decreased to 25.5% in 2000 from 26.4% in 1999. As discussed in the second quarter comparison, the decreases in gross profit and gross profit percentage of net sales in the first six months are attributable to lower production volume and increased material costs, partially offset by continuing cost reduction efforts and improvements in labor productivity at all of the Company's manufacturing locations.

Selling, General and Administrative expenses for the first six months of 2000 decreased approximately $1.9 million or 12.4% from 1999. As discussed in the second quarter comparison, the decrease in SG&A was largely the result of lower operating expenses associated with lower sales, continuing cost reduction efforts, and weak European currencies compared to the first six months of 1999. As a percentage of net sales, SG&A for the first six months decreased to 13.4% versus 13.9 % in 1999.

Earnings before interest expense, taxes, depreciation and amortization (EBITDA) for the first six months of 2000 decreased $1.5 million to $17.0 million, compared to $18.5 million for the first six months of 1999. As a percentage of net sales, EBITDA in the first six months of 2000 reached 17.0%, surpassing the level of 16.7% achieved in the first six months of 1999.

Net loss for the first six months of 2000 was $0.9 million, an absolute decrease of $1.1 million compared to net income of $0.2 million in the comparable period in 1999.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company's operating capital (defined as accounts receivable and inventory, less accounts payable) increased $0.4 million from $30.2 million at December 31, 1999 to $30.6 million at July 1, 2000. During the same period, the Company's accounts receivable and inventory increased $3.6 million and $2.6 million, respectively, while its accounts payable increased $5.8 million, consistent with seasonal operating levels.

AMTROL INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                  ---------------------------------------------

The Company's cash balance increased $0.2 million to $0.9 million since the end of 1999. During this same period, the Company invested approximately $2.8 million in plant and equipment.

The Company's total capital expenditures for 2000 are projected to approximate $6.3 million. The projection reflects planned capital investments at the Guimaraes, Portugal and West Warwick, Rhode Island facilities to improve productivity and additional investments in information systems at certain Company locations.

The Company is a party to a Bank Credit Facility (the "Facility") which consists of $49.8 million of senior term loans (the "Term Loans") and a $30.0 million revolving credit facility (the "Revolving Credit Facility"). A portion ($6.3 million) of the Term Loans (the "Tranche A Term Loans") will mature on May 13, 2002, with quarterly amortization payments during the term of such loans. The remainder ($43.5 million) of the Term Loans (the "Tranche B Term Loans") will mature on May 13, 2004, with nominal quarterly amortization prior to the maturity of the Tranche A Term Loans and with the remaining amounts amortizing on a quarterly basis thereafter.

The Revolving Credit Facility includes a sublimit that provides as much as $20.0 million to finance permitted acquisitions. The commitments under the Revolving Credit Facility and the acquisition sublimit will each reduce by $5.0 million on November 13, 2000 and $10.0 million on November 13, 2001. The Revolving Credit Facility will mature on May 13, 2002. At July 1, 2000, amounts available under the revolver approximated $27.1 million. The Bank Credit Facility is secured by substantially all the assets of the Company and its domestic subsidiaries.

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

The Bank Credit Facility and the Indenture contain various affirmative and negative covenants and restrictions. The Company was in compliance with all such covenants at July 1, 2000.

AMTROL INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                  ---------------------------------------------

The Company intends to fund its future working capital, capital expenditure and debt service requirements through cash flow from operations, borrowings under the revolving credit facility (the "Revolving Credit Facility") provided under the Bank Credit Agreement and through the use of available cash balances. The Company may consider other options available to it in connection with future funding requirements, including the issuance of additional debt and equity securities.

INFLATION
---------

The Company believes that inflation does not have a material effect on its results of operations or financial condition. However, there can be no guarantee that any future significant general economic inflation will not materially adversely affect the Company's operations or financial condition. To insulate against fluctuating prices, the Company has negotiated annual contracts with suppliers of certain key raw materials, principally steel, for a significant percentage of its expected requirements through 2000.

AMTROL INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

                                     PART II
                                     -------


ITEM 6.
-------


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



                                     AMTROL INC.


Date:   August 15, 2000              By: /s/ Albert D. Indelicato
     --------------------               -----------------------------
                                        Albert D. Indelicato,
                                        Chairman of the Board,
                                        President and
                                        Chief Executive Officer




Date:  August 15, 2000               By: /s/Larry T. Guillemette
     --------------------               -----------------------------
                                         Larry T. Guillemette,
                                         Executive Vice President and
                                         Chief Financial Officer