Form 10-Q
period 2000-09-30
AMTROL INC /RI/
filed 2000-11-14
CIK 853547

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the quarterly period ended:         September 30, 2000
                                   -----------------------------

Commission file number:                  0-20328
                                   -------------------


                                   AMTROL INC.
             (exact name of registrant as specified in its charter)

      Rhode Island                                             05-0246955
--------------------------                            --------------------------


                 1400 Division Road, West Warwick, RI 02893-1008
                 -----------------------------------------------
                    (Address of principal executive offices)



Registrant's telephone number, including area code:            (401) 884-6300
                                                            --------------------

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


                    100 SHARES OF COMMON STOCK $.01 PAR VALUE
                    -----------------------------------------
                            as of September 30, 2000

AMTROL INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

               FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2000
               --------------------------------------------------

                                      INDEX


                                                                                                   PAGE
                                                                                                   ----
PART I.         FINANCIAL INFORMATION

     Item 1.    Consolidated Balance Sheets -
                    September 30, 2000 and December 31, 1999                                         2

                Consolidated Statements of Operations -
                    For the Quarter and Nine Months Ended September 30, 2000
                    and October 2, 1999                                                              3

                Consolidated Statements of Shareholders' Equity -
                    For the Nine Months Ended September 30, 2000 and
                    October 2, 1999                                                                  4

                Consolidated Statements of Cash Flows -
                    For the Nine Months Ended September 30, 2000 and
                    October 2, 1999                                                                  5

                Notes to Consolidated Financial Statements                                           6

     Item 2.    Management's Discussion and Analysis of Results of
                    Operations and Financial Condition                                               10


PART II.        OTHER INFORMATION

     Item 6.    Exhibits and Reports on Form 8-K                                                     16

                Signatures                                                                           17

                          AMTROL INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)



                                                                      UNAUDITED
                                                                     SEPTEMBER 30,        DECEMBER 31,
                                                                         2000                 1999
                                                                     -------------        ------------
                                     ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                                          $     943           $     674
    Accounts receivable, less allowance for doubtful accounts             30,314              30,340
    Inventories                                                           23,421              22,346
    Prepaid income taxes                                                   1,476               1,390
    Prepaid expenses and other                                             2,648               1,675
                                                                       ---------           ---------
       Total current assets                                               58,802              56,425
                                                                       ---------           ---------

PROPERTY, PLANT AND EQUIPMENT, NET                                        43,445              47,100

OTHER ASSETS:
    Goodwill                                                             163,027             166,520
    Deferred financing costs                                               4,856               5,704
    Deferred income taxes                                                  5,095               5,092
    Other                                                                    799                 904
                                                                       ---------           ---------
                                                                         173,777             178,220
                                                                       ---------           ---------
                                                                       $ 276,024           $ 281,745
                                                                       =========           =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
    Current maturities of long-term debt                               $   3,662           $   4,935
    Notes payable to banks                                                 7,636                 790
    Accounts payable                                                      20,583              22,535
    Accrued expenses                                                      10,697              15,804
    Accrued interest                                                       3,489                 789
    Accrued income taxes                                                   1,542               2,571
                                                                       ---------           ---------
       Total current liabilities                                          47,609              47,424
                                                                       ---------           ---------

LONG TERM DEBT, LESS CURRENT MATURITIES                                  163,156             163,385

OTHER NONCURRENT LIABILITIES                                               4,903               5,633

SHAREHOLDERS' EQUITY
    Capital stock $.01 par value - authorized 1,000 shares,
       100 shares issued                                                      --                  --
    Additional paid-in capital                                            89,842              90,156
    Retained deficit                                                     (24,813)            (22,503)
    Accumulated other comprehensive loss                                  (4,673)             (2,350)
                                                                       ---------           ---------
       Total shareholders' equity                                         60,356              65,303
                                                                       ---------           ---------
                                                                       $ 276,024           $ 281,745
                                                                       =========           =========


   The accompanying notes are an integral part of these consolidated financial statements.

                          AMTROL INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                           (UNAUDITED - IN THOUSANDS)


                                                         QUARTER ENDED                          NINE MONTHS ENDED
                                                --------------------------------        --------------------------------
                                                SEPTEMBER 30,         OCTOBER 2,        SEPTEMBER 30,         OCTOBER 2,
                                                    2000                 1999               2000                 1999
                                                -------------         ----------        -------------         ----------
NET SALES                                         $  44,331           $  53,153           $ 144,605           $ 163,471

COST OF GOODS SOLD                                   33,585              37,348             108,328             118,498
                                                  ---------           ---------           ---------           ---------

          GROSS PROFIT                               10,746              15,805              36,277              44,973

OPERATING EXPENSES
Selling, general and administrative                   6,407               6,858              19,873              22,222
Amortization of goodwill                              1,115               1,116               3,348               3,347
                                                  ---------           ---------           ---------           ---------
          Income from operations                      3,224               7,831              13,056              19,404

OTHER INCOME (EXPENSE):
Interest expense                                     (4,867)             (4,841)            (14,538)            (14,763)
Interest income                                          80                  39                 161                  95
License and distributorship fees                         52                  60                 157                 150
Other, net                                              498                  76                 732                 238
                                                  ---------           ---------           ---------           ---------
          Income (loss) before provision
             for income taxes                        (1,013)              3,165                (432)              5,124

PROVISION FOR INCOME TAXES                              382               1,600               1,878               3,365
                                                  ---------           ---------           ---------           ---------
          NET INCOME (LOSS)                       $  (1,395)          $   1,565           $  (2,310)          $   1,759
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

                          AMTROL INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                           (UNAUDITED - IN THOUSANDS)

                      NINE MONTHS ENDED SEPTEMBER 30, 2000:

                                                                                              Accumulated Other
                                                           Additional                           Comprehensive      Comprehensive
                                           Common Stock  Paid-in Capital    Retained Deficit         Loss               Loss
                                           ------------  ---------------    ----------------  -----------------    -------------
Balance, December 31, 1999                    $  --          $ 90,156           $(22,503)          $ (2,350)          $     --

     Capital contribution                        --               250                 --                 --                 --
     Repurchase of common stock                  --              (564)                --                 --                 --
     Net loss                                    --                --             (2,310)                --             (2,310)
     Currency translation adjustment             --                --                 --             (2,323)            (2,323)
                                           ------------  ---------------    ----------------  -----------------    -------------
Balance, September 30, 2000                   $  --          $ 89,842           $(24,813)          $ (4,673)          $ (4,633)
                                           ============  ===============    ================  =================    =============


                       NINE MONTHS ENDED OCTOBER 2, 1999:

                                                                                              Accumulated Other
                                                           Additional                           Comprehensive      Comprehensive
                                           Common Stock  Paid-in Capital    Retained Deficit         Loss               Loss
                                           ------------  ---------------    ----------------  -----------------    -------------
Balance, December 31, 1998                    $  --          $ 89,823          $(24,363)          $    488           $     --

     Capital contribution                        --               333                --                 --                 --
     Net income                                  --                --             1,759                 --              1,759
     Currency translation adjustment             --                --                --             (1,531)            (1,531)
                                           ------------  ---------------    ----------------  -----------------    -------------
Balance, October 2, 1999                      $  --          $ 90,156          $(22,604)          $ (1,043)          $    228
                                           ============  ===============    ================  =================    =============


   The accompanying notes are an integral part of these consolidated financial statements.

                          AMTROL INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED - IN THOUSANDS)


                                                                                 NINE MONTHS ENDED
                                                                           ------------------------------
                                                                           SEPTEMBER 30,       OCTOBER 2,
                                                                               2000               1999
                                                                           -------------       ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                                       $ (2,310)          $  1,759
     Adjustments to reconcile net income (loss) to net cash
          provided by (used in) operating activities -
           Depreciation and amortization                                       10,905             10,530
           Provision for losses on accounts receivable                             13                127
     Changes in operating assets and liabilities                               (9,646)             1,389
                                                                             --------           --------
                Net cash provided by (used in) operating activities            (1,038)            13,805
                                                                             --------           --------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from sale of property, plant and equipment                           31                961
     Capital expenditures                                                      (4,545)            (4,008)
                                                                             --------           --------
                Net cash used in investing activities                          (4,514)            (3,047)
                                                                             --------           --------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Repurchase of common stock                                                  (564)                --
     Repayment of debt                                                        (29,459)           (32,203)
     Issuance of debt                                                          35,627             20,685
     Capital contribution                                                         250                333
                                                                             --------           --------
                Net cash provided by (used in) financing activities             5,854            (11,185)
                                                                             --------           --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                              302               (427)

Effect of exchange rate changes on cash and cash equivalents                      (33)               (84)

Cash and Cash Equivalents, beginning of period                                    674              1,088

                                                                             --------           --------
Cash and Cash Equivalents, end of period                                     $    943           $    577
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

2.   USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

3.   SIGNIFICANT ACCOUNTING POLICIES

     GOODWILL

     Goodwill represents the excess of purchase price over the fair value of net assets acquired in connection with the 1996 acquisition of the Company by affiliates of the Cypress Group L.L.C., the 1997 acquisition of Petroleo Mecanica ALFA, S.A. ("ALFA") and the 1998 acquisition of NOVA Wassererwarmer GmbH ("NOVA") and is included in other assets. Goodwill is being amortized over periods up to 40 years.

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

3.   SIGNIFICANT ACCOUNTING POLICIES-CONT.

     RECLASSIFICATIONS

     Certain amounts in prior periods have been reclassified to permit comparison to the current year presentation.

4.   INVENTORIES

     Inventories are stated at the lower of cost or market and were as follows (in thousands):

                                        SEPTEMBER 30,     DECEMBER 31,
                                            2000              1999
                                        -------------     ------------
Raw materials and work in process          $12,052          $11,689
Finished goods                              11,369           10,657
                                           -------          -------
                                           $23,421          $22,346
                                           =======          =======


5.   LONG-TERM DEBT

     The Bank Credit Agreement (the "Agreement") between the Company and a syndicate of lenders provides for secured borrowings consisting of (i) a five and one-half year revolving credit facility, $2.4 million at September 30, 2000, providing for up to $30 million in revolving loans, $5.0 million of which may be used for letters of credit (the "Revolving Credit Facility") and (ii) a term loan facility consisting of a five and one-half year Tranche A Term Loan, $5.2 million at September 30, 2000, and a seven and one-half year Tranche B Term Loan, $43.4 million at September 30, 2000, (collectively, the Term Loans). In addition, the Company has issued $115.0 million of Senior Subordinated Notes due in 2006 (the "Notes"). The Notes are unsecured obligations of the Company. The Notes bear interest at a rate of 10.625% per annum, which is payable semi-annually on each June 30 and December 31.

     Under the terms of the Agreement, AMTROL is required to comply, and is in compliance, with certain financial covenants and restrictions as of September 30, 2000.

AMTROL INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-CONT.
                                   (UNAUDITED)

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

AMTROL INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-CONT.
                                   (UNAUDITED)

                                            QUARTER ENDED                    NINE MONTHS ENDED
                                   -----------------------------       -----------------------------
                                   SEPTEMBER 30,      OCTOBER 2,       SEPTEMBER 30,      OCTOBER 2,
                                       2000              1999              2000              1999
                                   -------------      ----------       -------------      ----------
Sales to external customers
   North America                     $ 31,583          $ 36,665          $ 99,041          $111,758
   Europe                              12,748            16,488            45,564            51,713
                                     --------          --------          --------          --------
   Consolidated                      $ 44,331          $ 53,153          $144,605          $163,471
                                     ========          ========          ========          ========

INCOME FROM OPERATIONS
   North America                     $  2,865          $  6,083          $ 10,642          $ 14,614
   Europe                                 359             1,748             2,414             4,790
                                     --------          --------          --------          --------
   Consolidated                      $  3,224          $  7,831          $ 13,056          $ 19,404
                                     ========          ========          ========          ========

EBITDA
   North America                     $  5,263          $  8,225          $ 17,828          $ 21,218
   Europe                               1,786             2,869             6,271             8,329
                                     --------          --------          --------          --------
   Consolidated                      $  7,049          $ 11,094          $ 24,099          $ 29,547
                                     ========          ========          ========          ========


     "EBITDA" is defined as earnings (net income/loss) before interest, taxes, depreciation and amortization, which amounts are disclosed in the statement of operations. Operating income is reduced by goodwill amortization for each year presented.

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

                                              QUARTER ENDED                    NINE MONTHS ENDED
                                       ----------------------------      ----------------------------
                                       SEPTEMBER 30,     OCTOBER 2,      SEPTEMBER 30,     OCTOBER 2,
                                           2000             1999             2000             1999
                                       -------------     ----------      -------------     ----------
Net Sales                                 100.0%           100.0%           100.0%           100.0%
Cost of Goods Sold                         75.8             70.3             74.9             72.5
                                          -----            -----            -----            -----
Gross Profit                               24.2             29.7             25.1             27.5
Selling, General and
     Administrative Expenses               14.5             12.9             13.7             13.6
Amortization of Goodwill                    2.5              2.1              2.3              2.0
                                          -----            -----            -----            -----
Income from Operations                      7.2             14.7              9.1             11.9
Interest Expense                          (11.0)            (9.1)           (10.1)            (9.0)
Interest Income                             0.2              0.1              0.1              0.1
Other Income (Expense), net                 1.1              0.1              0.5              0.1
                                          -----            -----            -----            -----
Income (loss) before Provision
     for Income Taxes                      (2.5)             5.8             (0.4)             3.1
Provision for Income Taxes                  0.9              3.0              1.3              2.1
                                          -----            -----            -----            -----
Net Income (Loss)                          (3.4)%            2.8%            (1.7)%            1.0%
                                          =====            =====            =====            =====

AMTROL INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

THIRD QUARTER ENDED SEPTEMBER 30, 2000

Net sales for the third quarter decreased $8.8 million or 16.6% compared to the third quarter of 1999. In North America, net sales in the third quarter declined 13.9% as a result of reduced demand, increased competition and pricing pressures in the Company's principal North American markets. The weakness of the Euro and Euro-linked currencies also contributed to a substantial reduction in exports from North America. In Europe, third quarter sales decreased 22.7%, also due principally to the weakness of the Euro and Euro-linked currencies. Approximately 25% of the Company's consolidated net sales are denominated in Euros or Euro-linked currencies. The average value of the Euro in the third quarter of 2000 was approximately 14% below its average value in the comparable period in 1999. Absent this weakening, net sales for the third quarter of 2000 would have been approximately $2.0 million higher than reported.

Gross profit for the third quarter of 2000 decreased $5.1 million compared to the third quarter of 1999. Gross profit as a percentage of net sales decreased to 24.2% in 2000 from 29.7% in 1999. The lower percentage is attributable to lower production volumes and increased material costs, including higher steel costs in Europe and higher packaging and energy costs in North America in comparison to 1999. These material cost increases were partially offset by continuing cost reduction efforts and improvements in labor productivity at all of the Company's manufacturing locations.

Selling, General and Administrative expenses for the third quarter of 2000 decreased $0.5 million, or 6.6%, to $6.4 million from $6.9 million in the third quarter of 1999. The decrease in SG&A was largely the result of lower operating expenses associated with lower sales, as well as continuing cost reduction efforts. The weaker European currencies in the third quarter of 2000 as compared to the same period in 1999 also contributed to lower reported operating expenses.

Earnings before interest expense, taxes, depreciation and amortization (EBITDA) for the third quarter of 2000 decreased $4.0 million to $7.1 million from $11.1 in the third quarter of 1999. As a percentage of net sales, EBITDA decreased from 20.9% in 1999 to 15.9% in 2000.

The net loss for the third quarter of 2000 of $1.4 million compares to net income in the third quarter 1999 of $1.6 million, an absolute decrease of $3.0 million.

AMTROL INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

NINE MONTHS ENDED SEPTEMBER 30, 2000

Net sales for the first nine months of 2000 decreased $18.9 million or 11.5% compared to the first nine months of 1999. In North America, net sales declined approximately 11.4% due to reduced demand, increased competition, and pricing pressures in the Company's principal North American markets, and a substantial reduction in exports from North America due in part to the weakening Euro as discussed above. Net sales in Europe decreased 11.9% compared to the first nine months of 1999 due principally to the weakening of the Euro as discussed above. If the value of the Euro had remained at the average level of the first nine months of 1999, net sales for the first nine months would have been approximately $6.3 million higher than reported.

Gross profit for the first nine months decreased by $8.7 million compared to the same period in 1999. Gross profit percentage to net sales decreased to 25.1% in 2000 from 27.5% in 1999. As discussed in the third quarter comparison, the decreases in gross profit and gross profit percentage of net sales in the first nine months are attributable to lower production volume and increased material costs, partially offset by continuing cost reduction efforts and improvements in labor productivity at all of the Company's manufacturing locations.

Selling, General and Administrative expenses for the first nine months of 2000 decreased approximately $2.3 million or 10.6% from 1999. As discussed in the third quarter comparison, the decrease in SG&A was largely the result of lower operating expenses associated with lower sales, continuing cost reduction efforts, and weak European currencies compared to the first nine months of 1999.

Earnings before interest expense, taxes, depreciation and amortization (EBITDA) for the first nine months of 2000 decreased $5.4 million to $24.1 million, compared to $29.5 million for the first nine months of 1999. As a percentage of net sales for the first nine months, EBITDA decreased from 18.1% in 1999 to 16.7% in 2000.

Net loss for the first nine months of 2000 was $2.3 million, an absolute decrease of $4.1 million compared to net income of $1.8 million in the comparable period in 1999.

LIQUIDITY AND CAPITAL RESOURCES

The Company's operating capital (defined as accounts receivable and inventory, less accounts payable) increased $3.0 million from $30.1 million at December 31, 1999 to $33.1 million at September 30, 2000. During the same period, the Company's accounts receivable remained relatively the same and inventory increased $1.1 million, while its accounts payable decreased $1.9 million, consistent with seasonal operating levels.

AMTROL INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The Company's cash balance increased $0.3 million to $0.9 million in the first nine months of 2000. During the first nine months of 2000, the Company invested approximately $4.5 million in plant and equipment.

The Company's total capital expenditures for 2000 are projected to approximate $6.0 million. The projection reflects planned capital investments at the Guimaraes, Portugal and West Warwick, Rhode Island facilities to improve productivity and additional investments in information systems at certain Company locations.

The Company is a party to a Bank Credit Facility (the "Facility") which consists of $48.6 million of senior term loans (the "Term Loans") and a $30.0 million revolving credit facility (the "Revolving Credit Facility"). A portion ($5.2 million) of the Term Loans (the "Tranche A Term Loans") will mature on May 13, 2002, with quarterly amortization payments during the term of such loans. The remainder ($43.4 million) of the Term Loans (the "Tranche B Term Loans") will mature on May 13, 2004, with nominal quarterly amortization prior to the maturity of the Tranche A Term Loans and with the remaining amounts amortizing on a quarterly basis thereafter.

The Revolving Credit Facility includes a sublimit that provides as much as $20.0 million to finance permitted acquisitions. The commitments under the Revolving Credit Facility and the acquisition sublimit will each reduce by $5.0 million on November 13, 2000 and $10.0 million on November 13, 2001. The Revolving Credit Facility will mature on May 13, 2002. At September 30, 2000, amounts available under the revolver approximated $26.5 million. The Bank Credit Facility is secured by substantially all the assets of the Company and its domestic subsidiaries.

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

The Bank Credit Facility and the Indenture contain various affirmative and negative covenants and restrictions. The Company was in compliance with all such covenants at September 30, 2000.

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


                                             AMTROL INC.


Date:     November 14, 2000                  By: /s/ Albert D. Indelicato
     --------------------------                  -------------------------------
                                                     Albert D. Indelicato,
                                                     Chairman of the Board,
                                                     President and
                                                     Chief Executive Officer


Date:     November 14, 2000                  By: /s/ Larry T. Guillemette
     --------------------------                  -------------------------------
                                                     Larry T. Guillemette,
                                                     Executive Vice President
                                                     and Chief Financial Officer