Form 10-K405
period 2000-12-31
AMTROL INC /RI/
filed 2001-04-02
CIK 853547

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

     For the Transition period from ___________ to ____________

                         COMMISSION FILE NUMBER 0-20328
                                                -------

                                   AMTROL INC.
                                   -----------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                   RHODE ISLAND                          05-0246955
          ------------------------------             -------------------
          (STATE OR OTHER JURISDICTION OF            (I.R.S. EMPLOYER
          INCORPORATION OR ORGANIZATION)             IDENTIFICATION NO.)

      1400 DIVISION ROAD, WEST WARWICK, RI                  02893
      -------------------------------------------        ------------
      (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)            (ZIP CODE)


Registrant's telephone number, including area code: (401) 884-6300 Securities registered pursuant to Section 12 (b) of the Act: NONE Securities registered pursuant to Section 12 (g) of the Act: NONE


Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X No   .
                                             ---  ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

State the aggregate market value of the Registrant's voting and non-voting common equity held by non-affiliates as of April 2, 2001: $0

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date: $0.01 Par Value: 100 shares outstanding as of April 2, 2001.

Documents Incorporated by Reference:  NONE

                                TABLE OF CONTENTS


PART I                                                                     PAGE

     Item 1  -  Business
                  Background                                                 3
                  Operations                                                 3
                  Products and Markets                                       4
                  Distribution and Marketing                                 7
                  Manufacturing, Raw Materials and Suppliers                 7
                  Seasonality and Backlog                                    9
                  Patents, Trademarks and Licenses                           9
                  Competition                                                9
                  Employees                                                  9
                  Environmental Matters                                      9
     Item 2  -  Properties                                                  10
     Item 3  -  Legal Proceedings                                           11
     Item 4  -  Submission of Matters to a Vote of Security Holders         11

PART II

     Item 5  -  Market for Registrant's Common Equity and Related
                Stockholder Matters                                         11
     Item 6  -  Selected Financial Data                                     12
     Item 7  -  Management's Discussion and Analysis of Financial
                Condition and Results of Operations                         13
     Item 7A -  Quantitative and Qualitative Disclosures of Market Risk     18
     Item 8  -  Financial Statements and Supplementary Data                 19
     Item 9  -  Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosure                         19

PART III

     Item 10 -  Directors and Executive Officers of the Registrant          20
     Item 11 -  Executive Compensation                                      22
     Item 12 -  Security Ownership of Certain Beneficial Owners and
                Management                                                  24
     Item 13 -  Certain Relationships and Related Transactions              25

PART IV

     Item 14 -  Exhibits, Financial Statement Schedules, and Reports on
                Form 8-K                                                    26

Report of Independent Public Accountants                                    27
Item 14 (a)(2) Schedule II - Valuation and Qualifying Accounts and
     Reserves                                                               45
Signatures                                                                  46
Exhibit Index                                                               47
Subsidiaries of Registrant                                                  49

                                     PART I

- --------------------------------------------------------------------------------

ITEM 1.  BUSINESS

BACKGROUND
- --------------------------------------------------------------------------------

     AMTROL Inc., together with its subsidiaries ("AMTROL" or the "Company"), is a leading international designer, manufacturer and marketer of expansion and pressure control products used in the water systems markets and selected sectors of the HVAC market. The Company's principal products include well water accumulators, hot water expansion controls, water treatment products, indirect-fired water heaters, and returnable and non-returnable pressure-rated cylinders used primarily to store, transport and dispense refrigerant, heating and cooking gases. Many of these products are based on a technology originated and developed by the Company, involving a pre-pressurized vessel with an internal diaphragm to handle fluids under pressure.

     The Company was incorporated in Rhode Island in 1973, and is the successor of a predecessor Rhode Island corporation which was incorporated in 1946. On November 12, 1996, as a result of a merger agreement with AMTROL Holdings Inc. and its wholly owned subsidiary AMTROL Acquisition Inc. (the "Merger"), the Company became a wholly-owned subsidiary of AMTROL Holdings Inc., a Delaware corporation controlled by The Cypress Group L.L.C. ("Cypress"). The Company's principal executive offices are located at 1400 Division Road, West Warwick, Rhode Island 02893 (telephone number: (401) 884-6300).

OPERATIONS
- --------------------------------------------------------------------------------

     The Company is a leading North American manufacturer of its principal products and a prominent participant in certain European, Middle Eastern and Asian cylinder markets. The Company's market prominence is attributable to the strength of its brand names, product breadth, quality and innovation, as well as its marketing, distribution and manufacturing expertise. In addition, the Company's principal markets are highly replacement oriented, with more than 50% of the Company's core business coming from replacement sales. However, sales can be affected by extreme weather conditions, as well as significant changes in economic circumstances.

     One of the Company's strengths is its brand names, which are among the most widely recognized in its markets. For example, the Company's EXTROL(R) brand is widely recognized by customers as the leading hot water expansion control tank. Other well-known brand names of the Company include Well-X-Trol(R), Therm-X-Trol(R), Hot Water Maker(R), CHAMPION(R) and Water Worker(R). The Company also believes that it is a recognized technology leader in virtually all of its core product lines. In fact, many of the Company's major product lines are considered the industry benchmark, a key strategic marketing advantage.

     During its 55-year history, the Company has established a strong partnership with wholesalers, resulting in a broad distribution network serving approximately 2,000 customers throughout North America. The Company's strong brand recognition and reputation for quality ensure that nearly every significant plumbing, pump specialty and HVAC wholesaler carries at least one line of its products. This facilitates new product introduction, effectively "pulling" the Company's new products through its distribution system. The Company also offers a broad range of products, which allows the Company's customers to consolidate their suppliers and to purchase and manage inventory more efficiently. These factors have established the Company's products as preferred brands and allow the Company to realize premium pricing on most of its premium branded products. In addition, the Company continues to increase its sales to the rapidly growing retail channel of distribution, primarily through private label arrangements.

     AMTROL ALFA Metalomecanica, S.A. ("AMTROL ALFA"), located in Guimaraes, Portugal, is Europe's largest manufacturer of reusable steel gas cylinders and supplies Europe, the Middle East and Africa, as well as the Far East, with cylinders used principally for the storage of cooking and heating gases. AMTROL ALFA also produces non-returnable gas cylinders supplied to European and Asian customers which are used principally for the storage of refrigerant gases. AMTROL ALFA provides the Company with the potential for a low-cost international manufacturing base for all of the Company's container products and is an important source of supply for the Company's international customers.

     AMTROL NOVA GmbH & Co. K.G. ("AMTROL NOVA"), located in Donaueschingen, Germany, manufactures high-end residential and commercial water heaters which are marketed primarily in Germany, Switzerland and Austria.

     AMTROL Poland Sp z.o.o. ("AMTROL Poland"), located in Swarzedz, Poland refurbishes returnable gas cylinders primarily for the Polish market. AMTROL Poland also provides AMTROL with a favorable manufacturing cost structure and proximity to gas cylinder markets in eastern Europe.

     Net sales in geographic regions outside of the United States and Canada, primarily Western Europe, Mexico and Asia, accounted for 35.8%, 39.7% and 38.3% of the Company's total net sales in fiscal years 1998, 1999 and 2000 respectively. The significant increase in foreign sales after 1996 was driven largely by the 1997 acquisition of AMTROL ALFA, the 1998 acquisition of AMTROL NOVA and the formation of AMTROL Poland in 1999.

     The Company continues to review potential acquisitions that represent good strategic fits with the Company's lines of business.


PRODUCTS AND MARKETS
- --------------------------------------------------------------------------------

     HVAC PRODUCTS
     ---------------------------------------------------------------------------

     The Company's sales to selected sectors of the HVAC market include products such as expansion accumulators, water heaters and pressure-rated cylinders for heating and refrigerant gases. The Company's residential HVAC products include expansion vessels for heated water, potable water heaters and other accessories used in residential HVAC systems. The Company's commercial HVAC products are substantially identical in function to those used in residential applications, but may be modified for design codes and the higher operating pressures of larger systems. The Company's pressure-rated cylinders for refrigerant gases are used mainly in the storage, transportation and dispensing of gases used principally in air conditioning and refrigeration systems. In addition, the AMTROL-ALFA facility produces returnable pressure-rated cylinders for storing gas used in residential and commercial heating and cooking applications.

     EXTROLs(R). The EXTROL(R) expansion accumulators, the first of the Company's products for handling fluid under pressure, redefined the standards for controlling the expansion of water in hydronic heating systems. Earlier systems consisted simply of a vessel containing air, resulting in excessive pressure and corrosion. The Company developed a technology which uses a flexible diaphragm inside a pre-pressurized vessel to maintain the separation of air and water in the vessel, and has applied this technology in other HVAC products and water systems products. This technology controls pressure in the heating system and minimizes problems related to hot water expansion by allowing the volume of water to increase as the temperature of the water increases within a closed system, thereby substantially reducing operating problems.

     THERM-X-TROLs(R). Therm-X-Trols(R) accumulate expanded hot water from potable water heaters that cannot flow back into the public water supply when backflow prevention devices are present. In response to the Clean Water Act of 1984, certain jurisdictions established local codes to require owners of commercial and residential buildings to install backflow prevention devices in order to prevent the contamination of the public water supply. Local codes adopted by organizations that set standards for most of the United States also require a separate device to handle the expanded water prevented from flowing back into the public water supply. The principal alternatives are relief valves, which permit water to drain inside the building, and thermal expansion accumulators, such as the Therm-X-Trol(R), which capture the water. Therm-X-Trol(R) satisfies these code requirements, as well as the codes of certain localities that specifically require a thermal expansion accumulator. Additionally, certain domestic water heater manufacturers specify that their warranties are void if thermal expansion accumulators are not used in conjunction with their products where backflow prevention devices are installed.

     INDIRECT-FIRED WATER HEATERS. In response to market demands for both an abundant supply of hot water and energy conservation, the Company has introduced a line of indirect-fired residential and commercial water heaters, which it manufactures and distributes under the brand name Boiler Mate(TM). Used in conjunction with a new or existing boiler installed to heat living and work areas, these water heaters offer an alternative to conventional gas and electric potable water heaters and tankless coils. Hot water is generated through the use of heat exchangers and circulators which circulate heated water from the boiler through a coil in the core of the water heater's reservoir. The Boiler Mate Classic Series(TM), available in 26 and 41 gallon models, is sold primarily for residential applications. The Boiler Mate Premier Series(TM), a line of stainless steel models, offers sizes ranging from 60 to 120 gallons for light commercial applications and residential customers who require large amounts of hot water and rapid recovery time.

     PRESSURE-RATED CYLINDERS. The AMTROL ALFA subsidiary produces and distributes reusable liquid propane gas ("LPG") cylinders and reusable and non-returnable refrigerant cylinders. AMTROL ALFA is the largest producer of reusable steel gas cylinders in Europe. Reusable LPG cylinders are typically purchased by major gas companies or their distributors who fill the cylinders for customers who use the gas for heating and cooking in residential and commercial applications. In 1998, the Company transferred to AMTROL ALFA a non-returnable cylinder production line previously located in Singapore and began supplying its European and Asian non-returnable gas cylinder customers from AMTROL ALFA. The Company is one of the world's two largest manufacturers of non-returnable pressure-rated cylinders used in the storage, transport and dispensing of refrigerant gases for air conditioning and refrigeration systems.

     In 1999, the Company established AMTROL Poland which refurbishes returnable gas cylinders principally for the Polish market. The Company believes this market offers many substantial growth opportunities for its products. In addition, through the establishment of a cylinder manufacturing platform in Poland, the Company anticipates supporting opportunities that exist in Eastern Europe.

     WATER SYSTEMS PRODUCTS
     ---------------------------------------------------------------------------

     The Company's sales of its water systems products consist primarily of water accumulators for residential and commercial well water systems and products for residential water softening and purification.

     WELL WATER SYSTEMS. The Company produces and sells well water accumulators for both residential and commercial applications under the brand names Well-X-Trol Professional(R) and CHAMPION(R), as well as under several other brands and private label programs. Virtually all of the water accumulators sold by the Company incorporate an internally mounted rubber diaphragm that seals an air charge and allows pressure to increase as water fills the plastic-lined vessel. This design serves to control pressure while maintaining the separation of air and water in the vessel, thereby eliminating water logging (absorption of air into water) as well as reducing wear on switches, pump motors and other system components caused by more frequent on/off cycling. A typical well water system consists of a submersible or jet pump located in the well that pumps water to an AMTROL well water accumulator.

     The well water accumulator is connected to the plumbing system in order to provide water on demand within a specific range of pressure as controlled by a pressure switch. As the water level and pressure in the vessel decreases, the diaphragm relaxes and the pressure switch causes the pump to cycle on until a certain pressure is achieved in the system.

     WATER TREATMENT/FILTRATION PRODUCTS. The Company offers a range of products to meet increasing global demand for improved water quality and water pressure. The Company manufactures and markets water softeners under the Water Soft(TM) brand. Other products such as reverse osmosis accumulators and related systems distributed by the Company can improve the quality of both municipal-supplied water and well water. The Company also manufactures and markets products under the brand name AMTROL Pressuriser(R) that boosts water pressure where available pressure is not adequate.

DISTRIBUTION AND MARKETING
- --------------------------------------------------------------------------------

     The Company's principal channel of distribution is plumbing, heating and pump specialty wholesalers. The Company maintains its presence in the United States and Canadian wholesale markets through a network of approximately 45 independent manufacturer's representatives arranging sales on a commission basis, as well as approximately eight salaried direct sales professionals. To service its customers with greater efficiency, the Company has streamlined its representative network and, through consolidation of multiple lines of business, has brought a broader range of products to its wholesalers. The Company also provides certain of its products to the rapidly growing retail channel through a separate sales force.

     At its Education Center, which is an integral part of the Company's marketing organization, and at Company-sponsored seminars throughout the United States and selected international locations, the Company provides education and training to wholesalers, contractors and engineers, independent sales representatives and their employees to assist them in understanding the technical aspects of their respective customers' requirements and the Company's product lines. By educating contractors and engineers about the benefits of the Company's products, the Company's products are more effectively "pulled" through its distribution system.

     Non-returnable refrigerant pressure-rated cylinders are sold to major chemical companies, which produce and package refrigerant gases, and to independent contractors that purchase bulk refrigerants and fill the cylinders. The Company's major customers for reusable refrigerant gas cylinders are wholesale distributors who sell the products to service providers and refrigerant recovery equipment manufacturers. AMTROL ALFA's major customers for reusable LPG cylinders are major European gas companies or their distributors.

     With the exception of one cylinder customer to whom sales were approximately 6.1% of total net sales, no individual customer represented more than five percent of the Company's net sales in 2000.

MANUFACTURING, RAW MATERIALS AND SUPPLIERS
- --------------------------------------------------------------------------------

     The Company manufactures its water system and HVAC products primarily at its own facilities. Many of its products depend on the Company's expertise in pressure vessel construction. The Company takes advantage of the material economies and precision inherent in deep-draw stamping technology to manufacture products of superior performance and life.

     The Company has significantly reduced its manufacturing cost base in recent years by closing less-efficient plants or plants with redundant, excess capacity. Production at the closed facilities has been transferred to other existing production plants, which has lowered the Company's total cost structure and increased the absorption of fixed manufacturing overhead through higher production volume at the remaining plants.

     The Company's production system is based on proven world-class manufacturing practices, and all components of this platform receive continuous updating and review for effectiveness. Principal building blocks of the Company's production system include a visual factory philosophy, waste elimination through the Kaizen process improvement methodology, a formal corrective action response system, mistake-proofing and automatic source inspection, formal variation reduction processes, total preventive maintenance and the promotion of one-piece flow. Increasing proficiency in these manufacturing practices by the organization produced dramatic results in both 1998 and 1999.

     In 2000, the Company continued to refine and strengthen the manufacturing platform established two years previously. The Company, through the addition of personnel devoted to continuous improvement in manufacturing practices, intensified training and implementation of the Kaizen methodology in order to garner the maximum amount of efficiencies inherent in one-piece flow and waste elimination. Several capital equipment upgrades took place in the Water Systems product line that improved yield and reduced dependency on overtime.

     The Company continues to gain proficiency in supply chain management due to a significant Enterprise Resource Planning ("ERP") investment made in 1999 and 2000. As a result, lead times were dramatically reduced in 2000 to an average of five working days from 10 working days in 1997. It is anticipated that sustained improvement in this area will strengthen the Company's competitive advantage and minimize working capital requirements.

     The Company's three principal North American manufacturing facilities and its AMTROL ALFA Portugal facility have achieved ISO 9001 Certification, the most complete certification in the ISO 9000 Series from the International Organization for Standardization ("ISO"). ISO certification requires periodic audits of the Company's systems for product design, development, production, installation and servicing, and has become the international standard of quality required for manufacturers serving the European Economic Community, Southeast Asia, the Middle East and Latin America.

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

     Most raw material prices in North America were flat or declining in 2000. It is anticipated that certain of these trends will continue in 2001 due to efforts to expand a qualified supply base and to optimize material savings through improved product designs. However, in 2000, the Company did experience an increase in corrugated cardboard and energy costs in North America. In Europe, the Company experienced a significant increase in steel prices due to supply reductions and price increases in the European marketplace.

SEASONALITY AND BACKLOG
- --------------------------------------------------------------------------------

     Although the Company's sales fluctuate with general economic activity, the effect of significant economic volatility is mitigated by the fact that many of the Company's markets are highly replacement oriented. While sales of certain of its products are seasonal in nature, the Company's overall business is not highly seasonal. Due to the generally short lead time of its orders, the Company historically has not carried any material backlog.

PATENTS, TRADEMARKS AND LICENSES
- --------------------------------------------------------------------------------

     While the Company owns a number of patents, the Company believes that its position in its markets depends primarily on factors such as manufacturing expertise, technological leadership, superior service and quality and strong brand name recognition, rather than on patent protection. The Company believes that foreign and domestic competitors have been unable to match the quality of the Company's branded products.

     The Company also holds a number of registered and unregistered trademarks for its products. The Company believes the following registered trademarks, which appear on its products and are widely recognized in its markets, are among those of strategic importance to its business: Well-X-Trol(R), Therm-X-Trol(R), EXTROL(R), Hot Water Maker(R), Boiler Mate(TM), CHAMPION(R) and Water Worker(R).

COMPETITION
- --------------------------------------------------------------------------------

     The Company is experiencing increasing competition from a number of competitors in each of its markets. The principal means of competition in the water systems products and HVAC markets are technology, quality, service and price. AMTROL competes primarily on the basis of technology, quality, service and product line breadth, as well as price.

EMPLOYEES
- --------------------------------------------------------------------------------

     As of December 31, 2000, the Company had 665 employees in the United States, none of whom were represented by collective bargaining units. In addition, the Company had 1,049 employees in its international operations. Some of the Company's international employees are represented by unions. The Company considers relations with its employees to be good.

ENVIRONMENTAL MATTERS
- --------------------------------------------------------------------------------

     Some of the Company's operations generate waste materials that may give rise to liability under environmental laws. Some risk of environmental and other damage is inherent in these operations, and in the past, certain of the Company's operations have been named parties in private actions associated with hazardous waste. Based upon the Company's experience in matters that have been resolved and the amount of hazardous waste shipped to off-site disposal facilities by the Company, the Company believes that any share of costs attributable to it will not be material. However, there can be no assurance that any liability arising from, for example, contamination at facilities the Company owns or operates or formerly owned or operated (or an entity or business the Company has acquired or disposed of), or locations at which waste or contaminants generated by the Company have been deposited (or deposit by an entity or business the Company has acquired or disposed of), will not arise or be asserted against the Company or entities for which the Company may be responsible in a manner that could materially and adversely affect the Company.

     The Company monitors and reviews its procedures and policies for compliance with environmental laws. Based upon the Company's experience to date, the Company operates in substantial compliance with environmental laws, and the cost of compliance with existing regulations is not expected to have a materially adverse effect on the Company's results of operations, financial condition or competitive position. However, future events, such as changes in existing laws and regulations or enforcement policies, may give rise to additional compliance costs which could have a materially adverse effect on the Company's results of operations, financial condition or competitive position.


ITEM 2. PROPERTIES

The following table sets forth information regarding the Company's principal properties each of which is owned by the Company unless otherwise indicated:

LOCATION                    SQUARE FOOTAGE               PRINCIPAL USE
- --------                    --------------               -------------
                            (approximate)
West Warwick, RI               270,000         Corporate Headquarters, Manufacturing,
                                                  Education Center
Guimaraes, Portugal            196,000         Manufacturing
North Kingstown, RI (a)        206,000         Distribution Center
Donaueschingen, Germany         70,000         Manufacturing and Distribution
Paducah, KY                     46,300         Manufacturing
Mansfield, OH (a)               45,000         Manufacturing and Distribution Center
Baltimore, MD                   37,000         Manufacturing
Swarzedz, Poland (a)            29,000         Manufacturing
Kitchener, Ontario(a)           18,400         Sales Office and Distribution
                             ---------
     TOTAL                     917,700
                             =========

(a)  Leased facilities

The Company believes that its properties and equipment generally are well maintained, in good operating condition and adequate for its present needs. The Company regularly evaluates its manufacturing requirements and believes that it has sufficient capacity to meet its current and anticipated future needs. The inability to renew any short-term real property lease would not have a materially adverse effect on the Company's results of operations, financial condition or competitive position.

ITEM 3. LEGAL PROCEEDINGS

        From time to time, the Company is named as a defendant in legal actions. These include commercial disputes, agency proceedings and product liability and other claims. However, management believes, after review of insurance coverage and consultation with legal counsel, that the ultimate resolution of the pending legal actions to which it is or can be, at the present time, reasonably expected to be a party, will not have a material adverse effect on the Company's results of operations or financial condition.



ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Not applicable.


                                     PART II

- --------------------------------------------------------------------------------

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        All of the common stock of the Company is owned by AMTROL Holdings Inc. ("Holdings") therefore, no trading market exists for such stock. Similarly, all of the common stock of Holdings is held by affiliates of Cypress and certain officers, directors and employees of the Company, with no trading market for such stock. For more information, see Item 12, "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT".

ITEM 6. SELECTED FINANCIAL DATA

The selected consolidated financial data presented below for and as of each of the years and periods in the five-calendar-year period ended December 31, 2000 have been derived from the Consolidated Financial Statements of the Company, including the related notes thereto, which have been audited by Arthur Andersen LLP, independent certified public accountants. The selected consolidated balance sheet data for November 12, 1996 has been derived from unaudited consolidated financial statements of the Company which, in the opinion of management, represent all adjustments (consisting only of normal recurring items) necessary for a fair and consistent presentation of such data. The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and with the Consolidated Financial Statements of the Company, including the related notes thereto, appearing elsewhere in this Form 10-K.

                                         PREDECESSOR
                                         COMPANY                                SUCCESSOR COMPANY
                                         ----------             -----------------------------------------------
                                          PERIOD     PERIOD
                                           ENDED      ENDED                   YEAR ENDED DECEMBER 31,
                                          NOVEMBER   DECEMBER   -----------------------------------------------
                                          12, 1996  31, 1996(b)    1997         1998        1999       2000
                                         ---------- ----------- -----------  ----------- ---------- -----------
                                                                    (IN THOUSANDS)
Statement of Operations Data:
  Net sales                              $ 160,481    $ 19,888   $ 186,422    $ 212,890   $ 222,053  $ 197,472
  Cost of goods sold                       118,870      18,069     141,170      169,355     164,617    151,483
  Provision for abnormal warranty costs         --          --          --        4,500          --         --
                                         ---------- ----------- -----------  ----------- ---------- -----------
  Total cost of goods sold                 118,870      18,069     141,170      173,855     164,617    151,483
  Gross profit                              41,611       1,819      45,252       39,035      57,436     45,989
  Selling, general and
       administrative expenses              25,796       3,508      25,723       27,827      28,492     25,821
  Plant closing and reorganization costs        --          --       5,500        4,450          --         --
  Management restructuring                      --          --          --        3,693          --         --
  Amortization of goodwill                      --         313       3,995        4,446       4,463      4,463
  Other operating expenses                      --       1,000          --           --          --         --
                                         ---------- ----------- -----------  ----------- ---------- -----------
  Income (loss) from operations             15,815      (3,002)     10,034       (1,381)     24,481     15,705
  Interest (expense) income, net                53      (2,224)    (18,256)     (20,344)    (19,083)   (19,070)
  License and distributorship fees             181          25         245          242         234        210
  Other income (expense), net                 (175)        (99)        299        1,384         353      1,713
                                         ---------- ----------- -----------  ----------- ---------- -----------
  Income (loss) before provision
     (benefit) for income taxes             15,874      (5,300)     (7,678)     (20,099)      5,985     (1,442)
  Provision (benefit) for income taxes       6,152      (1,956)        (30)      (6,728)      4,125      2,704
                                         ---------- ----------- -----------  ----------- ---------- -----------
  Net income (loss)                      $   9,722    $ (3,344)  $  (7,648)   $ (13,371)  $   1,860  $  (4,146)
                                         ========== =========== ===========  =========== ========== ===========

Other Data:
  Depreciation and amortization          $   4,586    $    598   $  11,541    $  13,147   $  14,003  $  14,005
  Capital expenditures                       9,260       1,662       8,489        9,858       5,798      8,375
  EBITDA (a)                                20,582      (2,379)     26,887       12,454      38,346     29,963

Balance Sheet Data (at period end):
  Working capital                        $  41,778    $ 33,346   $  22,675    $   6,642   $   9,001  $   5,101
  Total assets                              96,280     253,828     291,945      300,667     281,745    271,104
  Long-term debt, less current maturities       --     159,175     184,164      173,023     163,385    159,469
  Shareholders' equity                      75,783      65,982      58,049       65,948      65,303     59,872



(a) EBITDA represents income (loss) from operations before plant closing charges, depreciation and amortization and license and distributorship fees. EBITDA is frequently considered by readers of financial statements and therefore the Company believes that inclusion of EBITDA is useful supplemental information by generally accepted profitability measures. EBITDA may be understood as one measure of a company's ability to generate resources to grow. EBITDA is used to determine compliance with certain covenants of the Company's Bank Credit Agreement. However, EBITDA is not a measure of true cash flow since it does not incorporate changes of other assets and liabilities that may generate or require cash. EBITDA is not a generally accepted accounting measure.

(b) Adjusted to reflect a change in the method of determining inventory cost from the LIFO method to the FIFO method.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The discussion in this section should be read in conjunction with the Consolidated Financial Statements of the Company included elsewhere herein.

     The Company and its subsidiaries and their representatives may from time to time make written or oral statements, including statements contained in AMTROL's filings with the Securities and Exchange Commission (SEC) and in its reporting to customers, which constitute or contain "forward-looking" statements as that term is defined in the Private Securities Litigation Reform Act of 1995 or the SEC in its rules, regulations and releases.

     All statements other than statements of historical facts included in this Form 10-K regarding the Company's financial position, strategic initiatives and statements addressing industry developments are forward-looking statements. When incorporated in this discussion, the words "expect(s)", "feel(s)", "believe(s)", "anticipate(s)" and similar expressions are intended to identify these forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are expressed in good faith and are believed to have a reasonable basis, there can be no assurance that such expectations or beliefs will result or be achieved or accomplished. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The following are some of the important factors that can vary or change or involve substantial risk and cause actual results to differ materially from such expectations: the Company's ability to successfully implement its business strategy; the availability and cost of raw materials; changes in domestic or foreign government regulation or enforcement policies, particularly related to refrigerant gases and building and energy efficiency requirements; development of competing technologies; acceptance of the Company's existing and planned new products in international markets; competition in the Company's markets, particularly price competition; the rate of growth of developing economies and demand for the Company's products; the ultimate cost of future warranty claims; whether the Company succeeds in acquiring new businesses; availability of capital; the business abilities and judgment of personnel; and general economic, financial and business conditions, both domestically and internationally.



RESULTS OF OPERATIONS
- --------------------------------------------------------------------------------

     The following table sets forth, for the periods indicated, the percentage relationship to net sales of certain items included in the Company's statement of operations:

                                                          YEAR ENDED DECEMBER 31,
                                                -----------------------------------------
                                                   1998           1999            2000
                                                -----------    ----------      ----------
Net sales                                          100.0%         100.0%          100.0%
Cost of goods sold                                  81.7           74.1            76.7
                                                   -----          -----           -----
Gross profit                                        18.3           25.9            23.3
Selling, general and administrative expenses        13.1           12.9            13.1
Plant closing and reorganization costs               2.1             --              --
Management restructuring                             1.7             --              --
Amortization of goodwill                             2.0            2.0             2.2
                                                   -----          -----           -----
Income (loss) from operations                       (0.6)          11.0             8.0
Interest expense                                    (9.6)          (8.6)           (9.7)
Other income, net                                    0.8            0.3             1.0
                                                   -----          -----           -----
Income (loss) before provision (benefit)
     for income taxes                               (9.4)           2.7            (0.7)
Provision (benefit) for income taxes                (3.1)           1.9             1.4
                                                   -----          -----           -----
Net income (loss)                                   (6.3)           0.8            (2.1)
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

FISCAL YEAR ENDED DECEMBER 31, 2000 COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 1999.

     NET SALES. Net sales in 2000 decreased $24.6 million or 11.1% to $197.5 million from $222.1 million in 1999. In North America, net sales decreased $14.1 million or 9.4% as compared to 1999 due principally to increased competition and pricing pressures in the Company's Water Systems markets and a generally weaker North American economy. Net sales in Europe decreased $10.5 million or 14.4% as compared to 1999 due principally to the weakening of the Euro against the U.S. dollar. If the value of the Euro had remained at the average level of 1999, reported net sales for 2000 would have been $8.9 million higher.

     GROSS PROFIT. Gross profit decreased $11.4 million in 2000 to $46.0 million from $57.4 million in 1999. As a percentage of net sales, gross profit in 2000 decreased to 23.3% from 25.9% in 1999. Several factors contributed to the margin decrease, including lower volume, lower selling prices, and an increase in certain material costs, most notably steel costs in the Company's European operations. Partially offsetting these increases were the favorable results of continuing cost reduction efforts and improvements in labor productivity at all of the Company's manufacturing locations.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased $2.7 million or 9.5% in 2000 to $25.8 million from $28.5 million in 1999. The decrease was attributable to lower sales, continuing cost-cutting efforts and substantially reduced accruals for incentive compensation.

     INCOME (LOSS) FROM OPERATIONS. Income from operations decreased $8.8 million to $15.7 million in 2000 from $24.5 million in 1999.

     EARNINGS BEFORE INTEREST EXPENSE, TAXES, DEPRECIATION AND AMORTIZATION (EBITDA). EBITDA in 2000 was $30.0 million compared to $38.3 million in 1999, a decrease of $8.3 million or 21.7%. As a percentage of sales, EBITDA decreased only two percentage points, from 17.3% in 1999 to 15.2% in 2000.

     INTEREST INCOME (EXPENSE), NET. Net interest expense of $19.1 million for 2000 was flat when compared to $19.1 million in 1999.

     INCOME TAXES. Income tax expense decreased $1.4 million in 2000 as compared to 1999 reflecting lower pre-tax earning levels.

     NET INCOME (LOSS). The net loss in 2000 of $4.1 million compares to a net income in 1999 of $1.9 million, an absolute change of $6.0 million.

FISCAL YEAR ENDED DECEMBER 31, 1999 COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 1998.

     NET SALES. Net sales in 1999 increased $9.2 million or 4.3% to $222.1 million from $212.9 million in 1998. This increase was partly the result of the inclusion of AMTROL Nova, acquired in June 1998, for a full year in 1999, and to the commencement of operations in Poland in the second quarter of 1999. Excluding AMTROL NOVA and AMTROL Poland, net sales in 1999 would have increased $3.2 million or 2.0%. North American sales increased 3.0%, adjusted for certain markets transferred to AMTROL ALFA in 1999. AMTROL ALFA sales in 1999, adjusted for transferred markets, were even with 1998. However, the weaker Escudo in 1999 as compared to 1998 deflated U.S. dollar-reported AMTROL ALFA sales by approximately $2.7 million. In local currency, AMTROL ALFA's sales increased approximately 4.5%.

     GROSS PROFIT. Gross profit increased $18.4 million in 1999 to $57.4 million from $39.0 million in 1998. As a percentage of sales, gross profit in 1999 increased to 25.9% from 18.3% in 1998. The comparison of gross profit from 1998 to 1999 is impacted by the acquisition of AMTROL NOVA and the commencement of operations in AMTROL Poland. Excluding AMTROL Nova and AMTROL Poland, gross profit would have increased $18.2 million and gross margin would have increased 9 percentage points to 27.3%. Several factors contributed to the margin increase, including net higher selling prices, lower outgoing freight costs, lower scrap costs and significantly improved labor productivity. Scrap and productivity improvements were the result of the expansion of world-class manufacturing practices and ongoing capital investments in all of the Company's manufacturing locations. Lower material costs, particularly lower steel costs in Europe, contributed to higher 1999 margins. Cost of sales in 1998 included an abnormal warranty and product claims charge of $4.5 million and incremental manufacturing inefficiencies associated with a plant relocation of $3.3 million.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $0.7 million (or 2.5%) in 1999 to $28.5 million from $27.8 million in 1998. Without AMTROL NOVA and AMTROL Poland, SG&A would have been essentially the same in both years, although 1999 administrative expenses included higher management incentive compensation of approximately $2.4 million. Incentive compensation in 1999 was based entirely on earnings performance.

     INCOME (LOSS) FROM OPERATIONS. Income from operations increased $25.9 million to $24.5 million in 1999 from a loss of $1.4 million in 1998. Operating income in 1998 included certain non-recurring charges relating to plant closures, management reorganization and restructuring of approximately $17.4 million.

     EARNINGS BEFORE INTEREST EXPENSE, TAXES, DEPRECIATION AND AMORTIZATION (EBITDA). EBITDA in 1999 was $38.3 million compared to $12.5 million in 1998, an increase of $25.8 million. As a percentage of sales, EBITDA increased from 5.9% in 1998 to 17.3% in 1999.

     INTEREST INCOME (EXPENSE), NET. Net interest expense decreased $1.3 million in 1999 from 1998 due to lower debt levels resulting from improved cash collection.

     INCOME TAXES. Income tax expense increased $10.9 million in 1999 as compared to 1998.

     NET INCOME (LOSS). The net income in 1999 of $1.9 million compares to a net loss in 1998 of $13.4 million, an absolute change of $15.3 million.

LIQUIDITY AND CAPITAL RESOURCES
- --------------------------------------------------------------------------------

     The Company's cash flows from operating activities were approximately $1.5 million, $21.7 million and $5.3 million for the years ended December 31, 1998, 1999 and 2000, respectively.

     The Company's cash balance at December 31, 2000 was $0.7 million versus $0.7 million in 1999. There were no borrowings against the revolver at December 31, 1999 and December 31, 2000. Amounts available under the revolver approximated $23.9 million due to outstanding letters of credit totaling $1.1 million at December 31, 1999 and 2000.

     The Company's operating working capital (defined as accounts receivable and inventory, less accounts payable) decreased approximately $6.0 million from $30.2 million at December 31, 1999 to $24.2 million at December 31, 2000.

     Accounts receivable decreased $2.7 million or 9.1% from $30.3 million at December 31, 1999 to $27.6 million at December 31, 2000. The decrease in accounts receivable is consistent with the decrease in net sales. Additionally, the Company did not experience any significant changes in credit terms, credit utilization or delinquency in accounts receivable in 2000 as compared to 1999.

     The Company's inventories decreased $1.9 million or 8.4% from $22.4 million at December 31, 1999 to $20.5 million at December 31, 2000. The decrease is consistent with the Company's reduction in sales and efforts to reduce inventories of low-volume products and maintain optimum levels of high-volume products.

     Capital expenditures were $9.9 million, $5.8 million and $8.4 million in the years ended December 31, 1998, 1999 and 2000, respectively. Approximately $5.2 million of the 2000 expenditures related to ongoing maintenance and upgrading of the Company's manufacturing technology at all of its production facilities. In addition, $2.2 million was used to acquire AMTROL Poland's production line which was previously leased. Furthermore, approximately $1.0 million was expended in 2000 to enhance and complete the implementation of the Company's Enterprise Resource Planning System ("ERP") in North America and at AMTROL ALFA.

     On December 18, 2000, the Company sold a parcel of land totaling 11.5 acres adjacent to the Company's headquarters in West Warwick, Rhode Island. The gross sale price of $2.1 million resulted in the Company recording a net book pre-tax gain of $1.1 million. The net book pre-tax gain is not included in the calculation of EBITDA for purposes of covenant compliance, consistent with the terms of the Bank Credit Agreement.

     The Company has obtained financing under a Bank Credit Agreement (the "Agreement"), as amended on March 30, 2001, which consists of $47.7 million of senior term loans (the "Term Loans") and a $15.0 million revolving credit facility (the "Revolving Credit Facility"). A portion ($4.4 million) of the Term Loans (the "Tranche A Term Loans") will mature on May 13, 2002, with quarterly amortization payments during the term of such loans. The remainder ($43.3 million) of the Term Loans (the "Tranche B Term Loans") will mature on May 13, 2004, with nominal quarterly amortization prior to the maturity of the Tranche A Term Loans and with the remaining amounts amortizing on a quarterly basis thereafter. The Revolving Credit Facility will mature on May 13, 2002. The Agreement is secured by substantially all assets of the Company and its domestic subsidiaries.

     In November 1996 the Company issued, under an Indenture, $115.0 million of Senior Subordinated Notes due 2006 (the "Notes"). The Notes are unsecured obligations of the Company. The Notes bear interest at the rate of 10.625% per annum payable semiannually on each June 30 and December 31 commencing on June 30, 1997. The Notes are redeemable at the option of the Company on or after December 31, 2001. From and after December 31, 2001, the Notes will be subject to redemption at the option of the Company, in whole or in part, at various redemption prices, declining from 105.313% of the principal amount to par on and after December 31, 2003. Upon a "Change of Control" (as defined in the Indenture), each Note holder has the right to require the Company to repurchase such holder's Notes at a purchase price of 101% of the principal amount plus accrued interest. The Indenture contains certain affirmative and negative covenants and restrictions. As of December 31, 2000, the Company is in compliance with the various covenants of the Indenture.

     The Company intends to fund its future working capital, capital expenditures and debt service requirements through cash flows generated from operations and borrowings under the Revolving Credit Facility provided under the Agreement and through the use of available cash balances. Management believes that cash generated from operations, together with borrowings available under the Revolving Credit Facility, will be sufficient to meet the Company's working capital and capital expenditure needs in the foreseeable future. The Company may consider other options available to it in connection with funding future working capital and capital expenditure needs, including the issuance of additional debt and equity securities.

     The Company and/or affiliates of the Company, including entities related to Cypress may, from time to time, depending on market conditions, purchase the Senior Subordinated Notes previously issued by the Company in the open market or by other means.

     The Company will continue to selectively pursue strategic acquisitions, such as the acquisitions of AMTROL ALFA and AMTROL NOVA. The Company believes that strategic acquisitions, both domestic and international, provide an effective means of increasing or establishing a market presence in targeted markets and a means of identifying and introducing new products and technologies in markets where it already has a strong presence. The Company also believes that establishing local manufacturing and distribution facilities in international markets significantly enhances its ability to build strong customer relationships, understand local product preferences and be price competitive.

     The Company believes that inflation does not have a materially adverse effect on its results of operations or financial condition. However, there can be no assurance that sharply increasing raw material or fuel costs will not adversely affect the Company's financial condition or results of operations. To minimize the impact of fluctuating prices, the Company has negotiated annual contracts with suppliers of certain key raw materials (primarily steel) for a significant percentage of its expected usage through 2001.

     Effective January 1, 2001, the Company will adopt Statement of Financial Accounting Standards ("SFAS") No. 133 Accounting for Derivative Instruments and Hedging Activities, SFAS No. 137 Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of Financial Accounting Standards Board ("FASB") Statement No. 133 - an Amendment of FASB Statement No. 133 and SFAS No. 138 Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment of FASB Statement No. 133 (collectively SFAS No. 133 as amended). SFAS No. 133 as amended is required to be adopted no later than the beginning of the fiscal reporting period beginning June 15, 2000, which for the Company is January 1, 2001. These standards are to be adopted as a change in accounting principle and cannot be applied retroactively to financial statements of prior periods. For additional information relating to SFAS No. 133, please refer to Note 2 of the accompanying consolidated financial statements.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES OF MARKET RISK

     The Company is exposed to market risk related to foreign currency exchange rates and changes in interest rates, but the impact on 2000 and the expected impact on 2001 operating results is not anticipated to be material. The Company did not use any material financial or other derivative instruments to hedge its foreign currency exposures, which relate primarily to its operations in Portugal and Germany. A significant portion of revenues from the Registrant's Portuguese operations is denominated in the Escudo and Euro, and when translated into U.S. dollars, can result in higher or lower earnings due to currency fluctuations. Similarly revenues from the Company's German operations are primarily denominated in German Marks which, when translated into U.S. dollars, can cause an increase or decrease in earnings from currency fluctuations. For both operations, a 10% fluctuation in the exchange rate between these foreign currencies and the U.S. dollar would have less than a 5% impact on expected 2001 EBITDA, individually. The Company believes that its cash flow exposure resulting from its net foreign-currency-denominated asset positions in both Portugal, Germany and Poland is not material.

     The Company has entered into an interest rate swap agreement in connection with its Tranche B long-term debt ($43.3 million outstanding at December 31, 2000) to limit a portion of its exposure to fluctuating interest rates. Under the agreement, the Company will pay or receive the difference between the floating three month LIBOR rate and a fixed LIBOR rate, applied to a notional amount of $15 million. The fixed LIBOR rate was 5.75% in 2000 and will be 5.85% thereafter until maturity of the agreement on June 30, 2004.

     The following sensitivity analysis expresses the potential impact on AMTROL of additional interest expense resulting from a hypothetical 100 basis point increase in the interest rate indices upon which AMTROL's floating rate debt instruments are based (000):

                                Notional Variable        Y/E 2001         Hypothetical     Effect on
 Variable         Y/E 2000          to Fixed             Exposure          Change in        Amtrol
 Rate Debt         Balance     Interest Rate Swap   Interest Rate Risk     Rate Index      Interest
 ---------         -------     ------------------   ------------------     ----------      --------
Tranche A         $  4,394          $     --             $  4,394            100 bps        $    44
Tranche B           43,318            15,000               28,318            100 bps            283
                  --------          --------             --------            -------        -------
                  $ 47,712          $ 15,000             $ 32,712            100 bps        $   327
                  ========          ========             ========            =======        =======

     The Company believes that the potential effects of a hypothetical 100-basis point increase in its floating rate debt instruments are not material to EBITDA and cash flow.

     The Company's $115 million of Senior Subordinated Debentures are not subject to interest rate risk since the rate of interest on these securities is fixed until maturity in 2006.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The index to financial statements is included on page 26 of this report.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

                                    PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information regarding each of the directors and executive officers of the Company:

           NAME                 AGE                       POSITION
           ----                 ---                       --------
     Albert D. Indelicato       50        President, Chairman of the Board, Chief
                                          Executive Officer and Director

     Larry T. Guillemette       45        Executive Vice President, Chief Financial
                                          Officer and Treasurer

     Thomas Sturiale            64        Vice President and President AMTROL North
                                          America

     William C. Dailey          52        Vice President Finance & Corporate Controller

     Phillip W. Colantonio      50        Vice President Human Resources and
                                          Administration

     Patricia A. Pickrel        50        Secretary and General Counsel

     John P. Cashman            60        Director

     Andrew M. Massimilla       59        Director

     David P. Spalding          46        Director

     James A. Stern             50        Director

     Anthony D. Tutrone         36        Director


Albert D. Indelicato became President, Chairman of the Board and Chief Executive Officer in June 2000. Previously, Mr. Indelicato served as President and Chief Executive Officer since joining the Company in July 1998. From 1996 to 1998, he was President of Litorale Holdings, Inc., a consulting firm specializing in acquisitions. From 1970 to 1996, Mr. Indelicato served in various managerial capacities of Power Control Technologies and its predecessor companies, including most recently as Chief Executive Officer and Director.

Larry T. Guillemette became Executive Vice President, Chief Financial Officer and Treasurer in August 2000. Previously, Mr. Guillemette served as Executive Vice President-Marketing and Business Development since joining the Company in 1998. From 1991 to 1998, Mr. Guillemette was President and Chief Executive Officer of Balcrank Products, Inc.

Thomas Sturiale became Vice President and President, AMTROL North America, in March 2000. Previously, Mr. Sturiale served as Executive Vice President - Operations and Technology of AMTROL North America since joining the Company in 1999. From 1992 to 1998, Mr. Sturiale was President of Neles Jamesbury, Inc.

William C. Dailey became Vice President Finance and Corporate Controller in July 2000. Prior to that, Mr. Dailey was Vice President from March 1999 to June 2000. In February 2001, Mr. Dailey left the Company to become Chief Financial Officer of Trailmobile, Inc.

Phillip W. Colantonio, Vice President Human Resources and Administration, joined the Company in January 1999. Previously, Mr. Colantonio was the sole proprietor of a consulting services firm providing consulting services to various businesses.

Patricia A. Pickrel, Secretary and General Counsel, joined the Company as General Counsel in 1998 and became Secretary in 1999. Previously, Ms. Pickrel was engaged in the private practice of law.

John P. ("Jack") Cashman became a Director in June 2000. Prior to this, Mr. Cashman served as Chairman of the Board upon the Merger and served also as Chief Executive Officer and President until Mr. Indelicato joined the Company in July 1998. From 1989 until March 1996, Mr. Cashman served as Chairman and Co-Chief Executive Officer of R. P. Scherer Corporation.

Andrew M. Massimilla became a Director of the Company in June 1998. Mr. Massimilla has been the sole proprietor of a consulting firm providing management consulting services to various businesses since 1991.

David P. Spalding became a Director of the Company upon the Merger. Mr. Spalding has been Vice Chairman of Cypress since its formation in April 1994. Prior to joining Cypress, Mr. Spalding was Managing Director in the Merchant Banking Group of Lehman Brothers Inc. since February 1991. Mr. Spalding is also a director of Lear Corporation, William Scotsman, Inc., and Frank's Nursery & Craft, Inc.

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

Anthony D. Tutrone became a Director of the Company upon the Merger. Mr. Tutrone is a managing director of Cypress and has been a member of the firm since its formation in April 1994. Prior to joining Cypress, Mr. Tutrone was a member of the Merchant Banking Group of Lehman Brothers, Inc. Mr. Tutrone is also a director of Wesco International Inc. and Danka Business Systems PLC.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934.
- --------------------------------------------------------------------------------

Not applicable

ITEM 11. EXECUTIVE COMPENSATION

The following table summarizes the compensation paid or accrued by the Company to its Chief Executive Officer and the four other most highly compensated executive officers who earned more than $100,000 in salary and bonus in 2000 in each case for services rendered in all capacities to the Company during the three year period ended December 31, 2000:

                                            SUMMARY COMPENSATION TABLE
                                            --------------------------
                                                                            LONG TERM
                                                     ANNUAL                COMPENSATION
                                                COMPENSATION(a)(f)            AWARDS
                                                ------------------            ------
                                                                            SECURITIES
                                                                            UNDERLYING              ALL OTHER
NAME AND PRINCIPAL POSITION        YEAR      SALARY (b)        BONUS       OPTIONS/SARs         COMPENSATION (c)
- ---------------------------        ----      ----------        -----       ------------         ----------------
Albert D. Indelicato (e)           2000       $350,000       $     --       $     --               $  3,441
Chairman, President and            1999        300,000        300,000         30,500(d)               1,698
Chief Executive Officer            1998        132,692        130,000             --                  1,406

Thomas Sturiale (e)                2000        200,000             --             --                  3,345
Vice President and President       1999        175,385        152,950         11,000(d)               4,835
AMTROL North America               1998        113,336         25,000             --                     --

Larry T. Guillemette (e)           2000        185,000             --             --                  3,340
Executive Vice President,          1999        159,885        131,100         11,000(d)             128,480
Chief Financial Officer and        1998         43,269         80,000             --                 40,577
Treasurer

William C. Dailey (e)              2000        170,000             --             --                  1,201
Vice President - Finance           1999        115,385         92,250          5,000(d)                  --
and Corporate Controller           1998             --             --             --                     --

Christopher Laus (e)               2000        152,150             --             --                  3,371
Vice President - Operations        1999        140,000        110,700          5,000(d)              54,301
                                   1998         38,942         20,000             --                     --

(a) Any perquisites or other personal benefits received from the Company by any of the named executives were substantially less than the reporting thresholds established by the Securities and Exchange Commission (the lesser of $50,000 or 10% of the individual's cash compensation).

(b)  Includes portion of salary deferred under the Company's 401(k) Plan.

(c) Amounts paid in 2000 include the Company's contributions under the Company's 401(k) Plan in the amount of $2,373, $2,584, $2,550, $475 and
     $2,717 for Messrs. Indelicato, Sturiale, Guillemette, Dailey, and Laus respectively, and premiums paid by the Company with respect to term life insurance purchased for such executive officers in the amount of $1,068, $859, $790, $726 and $654 for Messrs. Indelicato, Sturiale, Guillemette, Dailey, and Laus respectively.

(d) These are non-qualified options to purchase common stock of Holdings, the parent corporation of the Company. One half of such options are time based and vest upon a triggering event. The remaining half of such options are performance based and vest based upon annual and cumulative performance.

(e) Mr. Indelicato, Mr. Sturiale, Mr. Guillemette, Mr. Dailey and Mr. Laus joined the Company in July 1998, January 1999, September 1998, March 1999, and September 1998, respectively.

(f) Mr. Edward J. Cooney, a former officer of the Company, would have been listed in this table had he not resigned. Mr. Cooney's 1998, 1999 and 2000 salary and other compensation totaled $185,400 and $13,940, $185,000 and $165,605 and $185,400 and $3,443, respectively.

OPTION PLANS
- --------------------------------------------------------------------------------

The following table sets forth certain information regarding currently outstanding options held by the directors and named executive officers as of December 31, 2000.

          AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND YEAR-END OPTION/SAR VALUES
          ----------------------------------------------------------------------------------
                                                                           NUMBER OF
                                                                          SECURITIES
                                                                          UNDERLYING
                                                                          UNEXERCISED
                                     NUMBER OF                           OPTION/SARs AT
                                     SECURITIES                          CALENDAR YEAR             VALUE OF
                                     UNDERLYING                            END 2000               UNEXERCISED
NAME                                OPTIONS/SARs          VALUE          EXERCISABLE/             IN-THE-MONEY
- ----                                 EXERCISED          REALIZED($)      UNEXERCISABLE            OPTIONS/SAR($)
                                     ---------          -----------      -------------            --------------
John P. Cashman                          0                   0               44,796/0                  0/0
Phillip W. Colantonio                    0                   0                0/5,000                  0/0
Albert D. Indelicato                     0                   0               0/30,500                  0/0
William C. Dailey                        0                   0                0/5,000                  0/0
Larry T. Guillemette                     0                   0               0/11,000                  0/0
Andrew M. Massimilla                     0                   0               0/21,039                  0/0
Thomas Sturiale                          0                   0               0/11,000                  0/0

SUPPLEMENTAL RETIREMENT PLANS
- --------------------------------------------------------------------------------

     The Company maintains two Supplemental Retirement Plans: Supplemental Retirement Plan I which covers a former officer and director and Supplemental Retirement Plan II which covers three former officers. In the event a participant in either Supplemental Plan dies after retirement, the participant's beneficiary will receive any remaining benefits which such participant was entitled to receive at the time of the participant's death.

EMPLOYMENT AGREEMENTS AND OTHER TRANSACTIONS
- --------------------------------------------------------------------------------

     The Company, either directly or through its subsidiaries, has entered into an employment agreement ("Employment Agreement") with Mr. Indelicato to secure his continued employment with the Company. The Employment Agreement provides for an annual base salary, subject to annual adjustments. In addition, Mr. Indelicato is entitled to participate in incentive compensation plans and all employee benefit arrangements generally appropriate to his responsibilities. In the event Mr. Indelicato's employment is terminated without cause by the Company, he would be entitled (for a period of 18 months after termination) to continuation of monthly salary, including the pro rata portion of any bonus or other incentive compensation otherwise payable for the fiscal period in which such termination occurs, and maintenance of all life, disability, medical and health insurance benefits to which Mr. Indelicato was entitled immediately prior to termination.

     During calendar 2000, the Company and Mr. Edward J. Cooney entered into a Separation Agreement. The Separation Agreement recognized that Mr. Cooney had resigned as of the close of business on December 31, 2000. Certain provisions of the Separation Agreement include: Payment by the Company of Mr. Cooney's base salary of $185,000 per year for a period of nine months commencing January 1, 2001 through September 30, 2001; entitlement of all provisions and requirements set forth in the Company's Management Incentive Plan for fiscal year 2000 and a non-solicitation/non-compete covenant for the period July 1, 2000 through September 30, 2001.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The Company is a direct, wholly-owned subsidiary of Holdings. The following table sets forth information with respect to the beneficial ownership of Holdings common stock or preferred stock as of March 15 by (i) each person known to the Company to beneficially own more than 5% of Holdings' outstanding common stock, (ii) each of the Company's directors and named executive officers and (iii) all directors and executive officers of the Company as a group. Each share of Holdings preferred stock is convertible at any time into one share of Holdings common stock. Unless otherwise indicated below, the persons and entities named in the table have sole voting and investment power with respect to all shares beneficially owned.

                                                             COMMON STOCK              PREFERRED STOCK
                                                             ------------              ---------------
                                                       NUMBER OF    PERCENTAGE    NUMBER OF    PERCENTAGE
          NAME AND ADDRESS OF BENEFICIAL OWNER           SHARES      OF TOTAL       SHARES      OF TOTAL
          ------------------------------------           ------      --------       ------      --------
          Cypress Merchant Banking Partners L.P. (a)     733,033       75.7         95,076        92.8
          c/o The Cypress Group L.L.C.
          65 East 55th Street, 28th Floor
          New York, NY  10022

          Cypress Offshore Partners L.P. (a)              37,967        3.9          4,924         4.8
          c/o The Cypress Group L.L.C.
          65 East 55th Street, 28th Floor
          New York, NY  10022

          John P. Cashman (b)                             62,032        6.4          2,235         2.2
          Phillip W. Colantonio (b)                        5,500        0.6             --
          Edward J. Cooney (b)                            10,300        1.1            250          .2
          Larry T. Guillemette (b)                        12,000        1.2             --
          Albert D. Indelicato (b)                        33,750        3.5             --
          William C. Dailey (b)                            5,000        0.5             --
          Andrew M. Massimilla (b)                        22,039        2.3             --
          David M. Spalding(a)                                --         --             --
          James A. Stern(a)                                   --         --             --
          Thomas Sturiale (b)                             12,500        1.2             --
          Anthony D. Tutrone                                  --         --             --
          All directors and executive officers as a
          group (consisting of 11 persons)               163,121       16.8          2,485         2.4

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

          (b)  Includes 44,796, 5,000, 10,050, 11,000, 30,500, 5,000, 21,039,
               and 11,000 shares of Common Stock issuable upon exercise of options granted to Messrs. Cashman, Colantonio, Cooney, Guillemette, Indelicato, Dailey, Massimilla, and Sturiale, respectively, which will become exercisable within 60 days. See
               Item 11, "Executive Compensation".

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     A director of the Company, Mr. Massimilla, provides management consulting services to the Company for which he is paid by the Cypress Group L.L.C. The Company reimburses Cypress for its payments to Mr. Masimilla. During 2000, the amount of such payments was $130,298.

     A director of AMTROL, Mr. Cashman, received $226,195 during 2000 related to the calendar 1999 incentive compensation award which he elected to receive in installments.

PART IV
- -------------------------------------------------------------------------------

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A) (1)   FINANCIAL STATEMENTS

          The following financial statements are included in a separate section of this Report commencing on the page numbers specified below:

                                                                            PAGE
                                                                            ----
          Report of Independent Public Accountants                           27

          Consolidated Balance Sheets as of December 31, 1999 and 2000       28

          Consolidated Statements of Operations and Comprehensive Loss
          for the years ended December 31, 1998, 1999 and 2000               29

          Consolidated Statements of Shareholders' Equity for the years
          ended December 31, 1998, 1999 and 2000                             30

          Consolidated Statements of Cash Flows for the years ended
          December 31, 1998, 1999 and 2000                                   31

          Notes to Consolidated Financial Statements                         32

(A) (2)   FINANCIAL STATEMENT SCHEDULE

          Schedule II - Valuation and Qualifying Accounts and Reserves for the years ended December 31, 1998, 1999 and 2000

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

(A) (3)   EXHIBITS

          See List of Exhibits, Page 47.

(B)       REPORTS FILED ON FORM 8-K

          No reports were filed on Form 8-K for the period.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

TO AMTROL INC.:

We have audited the accompanying consolidated balance sheets of AMTROL Inc. and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, comprehensive loss, shareholders' equity and cash flows for the years ended December 31, 2000, 1999 and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AMTROL Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.

Our audit was made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The financial statement schedule listed in item 14(a)(2) is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, fairly states in all material respects, the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.


                                        /s/ Arthur Andersen LLP



Boston, Massachusetts
March 30, 2001

                          AMTROL INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets
                                 (In thousands)

                                     ASSETS
                                                                                DECEMBER 31,
                                                                         --------------------------
                                                                           1999             2000
                                                                         ---------        ---------
Current Assets:
      Cash and cash equivalents                                          $     674        $     704
      Accounts receivable, less allowance for doubtful accounts of
           $1,188 and $833 in 1999 and 2000, respectively                   30,340           27,591
      Inventories (Note 4)                                                  22,346           20,461
      Tax refund receivable                                                    788            1,658
      Deferred income taxes - short-term (Note 7)                            1,390            1,031
      Prepaid expenses and other                                               887              980
                                                                         ---------        ---------
           Total current assets                                             56,425           52,425
                                                                         ---------        ---------

Property, Plant and Equipment, at cost
      Land                                                                   5,765            4,988
      Buildings and improvements                                            12,718           12,651
      Machinery and equipment                                               42,708           48,604
      Furniture and fixtures                                                 1,175            1,210
      Construction-in-progress and other                                     6,903            7,304
                                                                         ---------        ---------
                                                                            69,269           74,757
      Less: accumulated depreciation and amortization                       22,169           28,431
                                                                         ---------        ---------
                                                                            47,100           46,326
                                                                         ---------        ---------
Other Assets:
      Goodwill                                                             166,520          161,880
      Deferred financing costs                                               5,704            4,572
      Deferred income taxes - long-term (Note 7)                             5,092            4,755
      Other                                                                    904            1,146
                                                                         ---------        ---------
                                                                           178,220          172,353
                                                                         ---------        ---------
                                                                         $ 281,745        $ 271,104
                                                                         =========        =========

                             LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
      Current maturities of long-term debt (Note 6)                      $   4,935        $   3,873
      Notes payable to banks                                                   790            7,010
      Accounts payable                                                      22,535           23,869
      Accrued expenses                                                      15,804           10,538
      Accrued interest                                                         789              741
      Accrued income taxes                                                   2,571            1,293
                                                                         ---------        ---------
           Total current liabilities                                        47,424           47,324
                                                                         ---------        ---------

Other Noncurrent Liabilities                                                 5,633            4,439
Long-Term Debt, less current maturities (Note 6)                           163,385          159,469

Commitments and Contingencies (Note 10)                                         --               --

Shareholders' Equity (Note 11)
      Capital stock $.01 par value - authorized 1,000 shares,
           100 shares issued                                                    --               --
      Additional paid-in capital                                            90,156           89,903
      Retained deficit                                                     (22,503)         (26,649)
      Accumulated other comprehensive loss                                  (2,350)          (3,382)
                                                                         ---------        ---------
           Total shareholders' equity                                       65,303           59,872
                                                                         ---------        ---------
                                                                         $ 281,745        $ 271,104
                                                                         =========        =========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          AMTROL INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (In thousands)

                                                           YEAR ENDED DECEMBER 31,
                                                 -------------------------------------------
                                                   1998             1999             2000
                                                 ---------        ---------        ---------
Net sales (Note 1)                               $ 212,890        $ 222,053        $ 197,472

Cost of goods sold (Note 1)                        169,355          164,617          151,483
Provision for abnormal warranty costs                4,500               --               --
                                                 ---------        ---------        ---------
Total cost of goods sold                           173,855          164,617          151,483

    Gross profit                                    39,035           57,436           45,989

Operating expenses:
    Selling                                         11,951           11,130           10,991
    General and administrative                      15,876           17,362           14,830
    Plant closing and reorganization costs           4,450               --               --
    Management restructuring                         3,693               --               --
    Amortization of goodwill                         4,446            4,463            4,463
                                                 ---------        ---------        ---------

Income (loss) from operations                       (1,381)          24,481           15,705

Other income (expense):
    Interest expense                               (20,554)         (19,224)         (19,298)
    Interest income                                    210              141              228
    License and distributorship fees                   242              234              210
    Other, net (Note 5)                              1,384              353            1,713
                                                 ---------        ---------        ---------
Income (loss) before (benefit)
         provision for income taxes                (20,099)           5,985           (1,442)

(Benefit) provision for income taxes                (6,728)           4,125            2,704
                                                 ---------        ---------        ---------
Net income (loss)                                $ (13,371)       $   1,860        $  (4,146)
                                                 =========        =========        =========


                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                                 (In thousands)

                                                           YEAR ENDED DECEMBER 31,
                                                 -------------------------------------------
                                                   1998             1999             2000
                                                 ---------        ---------        ---------
Net income (loss)                                $ (13,371)       $   1,860        $  (4,146)
Foreign currency translation adjustments               773           (2,838)          (1,032)
                                                 ---------        ---------        ---------
Comprehensive loss                               $ (12,598)       $    (978)       $  (5,178)
                                                 =========        =========        =========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          AMTROL INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (In thousands)

                                                                                           ACCUMULATED
                                                           ADDITIONAL                         OTHER
                                             CAPITAL        PAID-IN        RETAINED       COMPREHENSIVE
                                              STOCK         CAPITAL        (DEFICIT)      INCOME (LOSS)
                                          ------------  --------------- --------------- ----------------
Balance, December 31, 1997                   $     --       $ 69,326        $(10,992)       $   (285)
Capital Contribution                               --         20,497              --              --
Net (loss)                                         --             --         (13,371)             --
Currency translation adjustment                    --             --              --             773

                                             --------       --------        --------        --------
Balance, December 31, 1998                         --         89,823         (24,363)            488

Capital contribution                               --            333              --              --
Net income                                         --             --           1,860              --
Currency translation adjustment                    --             --              --          (2,838)

                                             --------       --------        --------        --------
Balance, December 31, 1999                         --         90,156         (22,503)         (2,350)

Capital contribution                               --            310              --              --
Repurchase of options and common stock             --           (563)             --              --
Net (loss)                                         --             --          (4,146)             --
Currency translation adjustment                    --             --              --          (1,032)

                                             --------       --------        --------        --------
Balance, December 31, 2000                   $     --       $ 89,903        $(26,649)       $ (3,382)
                                             ========       ========        ========        ========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          AMTROL INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                      YEAR ENDED DECEMBER 31,
                                                                          ----------------------------------------------
                                                                             1998              1999              2000
                                                                          ----------        ----------        ----------
Cash Flows Provided by Operating Activities:
      Net income (loss)                                                   $  (13,371)       $    1,860        $   (4,146)
      Adjustments to reconcile net income (loss) to net cash
           provided by operating activities -
            Depreciation                                                       7,554             8,369             8,297
            Amortization                                                       5,593             5,634             5,708
            Provision for losses on accounts receivable                          526                --                13
            Loss (gain) on sale of fixed assets                                   --               107            (1,180)
            Non-cash charges                                                  10,077                --                --
      Changes in operating assets and liabilities:
            Accounts receivable, net                                           2,753            (3,213)            2,210
            Tax refund receivable                                               (566)               14              (888)
            Inventory                                                          4,696               492             1,222
            Deferred income taxes - short-term                                   224               881               359
            Prepaid expenses and other current assets                           (135)            1,400               (80)
            Other assets                                                      (3,963)             (567)             (936)
            Accounts payable                                                   3,661             3,009             2,024
            Accrued expenses and other current liabilities                    (5,838)            2,263            (6,579)
            Other noncurrent liabilities                                      (2,575)           (1,643)           (1,105)
            Deferred income taxes - long-term                                 (7,140)            3,113               337
                                                                          ----------        ----------        ----------
                 Net cash provided by operating activities                     1,496            21,719             5,256
                                                                          ----------        ----------        ----------

Cash Flows Used in Investing Activities:
      Acquisition of NOVA, net of cash acquired                               (5,855)               --                --
      Proceeds from sale of property, plant and equipment                      2,025               895             2,278
      Capital expenditures                                                    (9,858)           (5,798)           (8,375)
                                                                          ----------        ----------        ----------
                 Net cash used in investing activities                       (13,688)           (4,903)           (6,097)
                                                                          ----------        ----------        ----------

Cash Flows Provided by (Used in) Financing Activities:
      Repayment of long term debt                                            (52,872)          (25,074)          (21,496)
      Issuance of long term debt                                              40,600            16,800            18,700
      Repayment of short term debt                                           (16,476)          (17,988)          (19,528)
      Issuance of short term debt                                             20,959             8,790            23,454
      Capital contribution                                                    20,497               333               310
      Repurchase of options and common stock                                      --                --              (563)
                                                                          ----------        ----------        ----------
                Net cash provided by (used in) financing activities           12,708           (17,139)              877
                                                                          ----------        ----------        ----------

Net increase (decrease) in cash and cash equivalents                             516              (323)               36

Effect of exchange rate changes on cash and cash equivalents                      28               (91)               (6)

Cash and cash equivalents, beginning of period                                   544             1,088               674

                                                                          ----------        ----------        ----------
Cash and cash equivalents, end of period                                  $    1,088        $      674        $      704
                                                                          ==========        ==========        ==========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  BASIS OF PRESENTATION

     AMTROL Inc., a Rhode Island corporation, and its wholly-owned subsidiaries (collectively referred to herein as the "Company"), designs, manufactures and markets products used principally in flow control, storage, heating and other treatment of fluids in the water systems market and selected sectors of the heating, ventilating and air conditioning ("HVAC") market. The Company offers a broad product line of quality fluid handling products and services marketed under widely recognized brand names.

     The Company is a wholly-owned subsidiary of AMTROL Holdings, Inc. ("Holdings"), a Delaware corporation formed by The Cypress Group, L.L.C. in 1996 to effect the acquisition of all of the outstanding common stock of the Company. Holdings has no other material assets, liabilities or operations other than those that result from its ownership of the common stock of the Company.

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     PRINCIPLES OF CONSOLIDATION

     The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.

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

     REVENUE RECOGNITION

     The Company generally recognizes revenue upon shipment of its products to customers. The Company has reclassed shipping/handling fees and costs to revenue consistent with the presentation required of the Emerging Issues Task Force (EITF) 00-10. These amounts were $10.7 million, $9.9 million and $10.2 million for December 31, 1998, 1999 and 2000, respectively.

     CASH AND CASH EQUIVALENTS

     Cash and cash equivalents include cash on hand and short-term investments that are readily convertible into cash with an original maturity to the Company of three months or less.

     WARRANTY

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

     INVENTORIES

     The Company's inventories are stated at the lower of cost or market including material, labor and manufacturing overhead (see Note 4).

     GOODWILL

     The excess of purchase price over the fair value of net assets acquired is allocated to goodwill and is included in other assets. Goodwill is being amortized over 40 years. The Company accounts for long-lived and intangible assets in accordance with Statement of Financing Accounting Standards ("SFAS") No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. The Company continually reviews its intangible assets for events or changes in circumstances which might indicate the carrying amount of the assets may not be recoverable. The Company assesses the recoverability of the assets by determining whether the amortization of such intangibles over their remaining lives can be recovered through projected undiscounted future cash flows. The amount of impairment, if any, is measured based on the fair value of the impaired asset. At December 31, 2000, no such impairment of assets was indicated.

     FAIR VALUE OF FINANCIAL INSTRUMENTS

     In accordance with the requirements of SFAS No. 107, Disclosures About Fair Value of Financial Instruments, the Company has determined the estimated fair value of its financial instruments using appropriate market information and valuation methodologies. Considerable judgment is required to develop the estimates of fair value; thus, the estimates are not necessarily indicative of the amounts that could be realized in a current market exchange. The Company's financial instruments consist of cash, accounts receivable, accounts payable, senior subordinated notes and bank debt. As of December 31, 2000, the bid trading price of the Company's senior subordinated notes was $74 of a par value of $100. The carrying value of the remaining assets and liabilities is a reasonable estimate of their fair market value at December 31, 2000.

     RESEARCH AND DEVELOPMENT EXPENSES

     All costs for research and development, which amounted to approximately $0.9 million, $1.1 million, and $1.0 million for the years ended December 31, 1998, 1999 and 2000, respectively, are charged to general and administrative expenses as incurred.

     DEFERRED FINANCING COSTS

     Deferred financing costs are stated at cost as a component of other assets and amortized over the life of the related debt using the effective interest method. Amortization of deferred financing costs is included in interest expense.

     ACCRUED EXPENSES

     Certain customers are allowed a rebate if agreed upon sales targets are achieved for a given year. At December 31, 1999 and 2000, the Company has accrued $3.8 million and $3.6 million, respectively, for such volume allowances. These amounts are included in accrued expenses in the accompanying consolidated balance sheets.

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

     STOCK OPTIONS

     The Company accounts for employee stock options in accordance with SFAS No. 123, Accounting for Stock Based Compensation. As permitted under SFAS No. 123, the Company applies Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees to account for its stock option plans.

     RECLASSIFICATIONS

     Certain prior year balances have been reclassified to conform with the current year presentation.

     ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

     Effective January 1, 2001, the Company will adopt SFAS No. 133 Accounting for Derivative Instruments and Hedging Activities, SFAS No. 137 Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 - an Amendment of FASB Statement No. 133 and SFAS No. 138 Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment of FASB Statement No. 133 (collectively SFAS No. 133 as amended). SFAS No. 133 as amended is required to be adopted no later than the beginning of the fiscal reporting period beginning June 15, 2000, which for the Company is January 1, 2001. These standards are to be adopted as a change in accounting principle and cannot be applied retroactively to financial statements of prior periods.

     SFAS No. 133 as amended requires that derivatives be recorded on the balance sheet as an asset or liability at fair value. Derivatives that are not hedges must be recorded at fair value through earnings, unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative instrument's gains and losses to offset related results on the hedged item in the income statement, to the extent effective, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133 as amended, in part, allows special hedge accounting for fair value and cash flow hedges. The statement provides that the gain or loss on a derivative instrument designated and qualifying as a fair value hedging instrument as well as the offsetting loss or gain on the hedged item attributable to the hedged risk be recognized currently in earnings in the same accounting period. SFAS No. 133 as amended provides that the effective portion of the gain or loss on a derivative instrument designated and qualifying as a cash flow hedging instrument be reported as a component of other comprehensive income and be reclassified into earnings in the same period or periods during which the hedged forecasted transaction affects earnings. The ineffective portion of a derivative's change in fair value is recognized currently through earnings regardless of whether the instrument is designated as a hedge.

     The Company has one derivative contract consisting of an interest rate swap contract and an interest rate cap ("Contract") outstanding as of December 31, 2000, with an initial notional amount of $15 million, decreasing on a consistent basis with repayment terms of the underlying debt. Under this arrangement, which will be terminated June 30, 2004, the Company receives the 90-day LIBOR rate and pays a fixed rate of 5.85% for the period from January 1, 2001 through maturity, unless LIBOR increases to 7.1%. If LIBOR increases to 7.1%, then the Company continues to receive the 90-day LIBOR rate but now pays the 90-day LIBOR rate for all subsequent periods capped at a maximum of 7.1%. The LIBOR rate has not exceeded 7.1% since inception of the Contract and it has been treated, prior to adoption, as a hedge and accounted for as such. No amounts were recorded on the Consolidated Balance Sheet as of December 31, 2000 in connection with this instrument, and the net effect of the hedges was to record interest expense at the fixed rate on the first $15 million of Tranche B Long Term Debt. The Contract has been designated as a cash flow hedge of variable future cash flows associated with the interest on the Bank Credit Agreement, Tranche B Long Term Debt, through May 13, 2004 (the maturity date of the debt). Upon adoption, the fair value of this instrument will be recorded on the balance sheet with a corresponding entry to other comprehensive income. Subsequent changes in fair value of the swap will be recorded through other comprehensive income (expect for changes related to ineffectiveness, which will be recorded currently through net income). The Company does not currently anticipate any material ineffectiveness under the hedge. The net effect of the cash flow hedge will be to record interest expense at the fixed rate of 5.85% on the first $15 million of Tranche B Long Term Debt through the period until LIBOR increases to 7.1% and then cap interest expense at not greater than 7.1% in the period after LIBOR increases to 7.1%.

(3)  ACQUISITIONS

     On June 9, 1998, the Company acquired NOVA Wassererwarmer GmbH ("AMTROL NOVA") located in Donaueschingen, Germany for approximately $6.0 million plus assumed debt of $2.0 million. AMTROL NOVA manufactures high-end residential and commercial water heaters that are marketed primarily in Germany, Switzerland and Austria. The Company assumed immediate management control of AMTROL NOVA and, accordingly, the operating results and financial position of AMTROL NOVA are included in the consolidated results of operations and consolidated balance sheets of the Company from the acquisition date. The Company's 1998 income from operations include approximately $0.4 million relating to the operations of AMTROL NOVA. Pro forma net sales and net loss as though the acquisition of AMTROL NOVA occurred as of January 1, 1998 (in thousands) is $218,609 and $13,277, respectively.

(4)  INVENTORIES

     Inventories are stated at the lower of cost (first-in, first-out method) or market and consist of the following at December 31 (in thousands):

                                                   1999          2000
                                                  -------       -------
          Raw materials and work in process       $11,689       $10,322
          Finished goods                           10,657        10,139
                                                  -------       -------
                                                  $22,346       $20,461
                                                  =======       =======

(5)  SALE OF PROPERTY

     On December 18, 2000, the Company sold a parcel of land totaling 11.5 acres adjacent to the Company's headquarters in West Warwick, Rhode Island. The gross sale price of $2.1 million resulted in the Company recording a net book pre-tax gain of $1.1 million. The net book pre-tax gain is not included in the calculation of EBITDA for purposes of covenant compliance, consistent with the terms of the Bank Credit Agreement.

(6)  LONG-TERM DEBT AND NOTES PAYABLE TO BANKS

     Long-term debt consisted of the following at December 31, (in thousands):

                                                     1999           2000
                                                   --------       --------
Revolving Credit Facility                          $     --       $     --
Tranche A Term Loan                                   7,180          4,394
Tranche B Term Loan                                  43,777         43,318
Senior subordinated notes, due 2006, 10.625%        115,000        115,000
Other                                                 2,363            630
                                                   --------       --------
                                                    168,320        163,342
Less: Current maturities of long-term debt            4,935          3,873
                                                   --------       --------
                                                   $163,385       $159,469
                                                   ========       ========


       Long-term debt repayable in each of the next five years is as follows (in thousands):

           2001          $   3,873
           2002             11,067
           2003             20,800
           2004             12,602
           2005            115,000
                         ----------
                         $ 163,342
                         ==========

     REVOLVING CREDIT AND TERM LOANS

     The Company is party to a Bank Credit Agreement ("Agreement"), which provides for secured borrowings from a syndicate of lenders. The Agreement was amended on March 30, 2001 ("Amendment") to modify certain covenants to be more consistent with the Company's business plans. A portion ($4.4 million) of the Term Loans (the "Tranche A Term Loans") will mature on May 13, 2002, with quarterly amortization payments during the term of such loans. The remainder ($43.3 million) of the Term Loans (the "Tranche B Term Loans") will mature on May 13, 2004, with nominal quarterly amortization prior to the maturity of the Tranche A Term Loans and with the remaining amounts amortizing on a quarterly basis thereafter. Pursuant to the Amendment, commitments under the Revolving Credit Facility were reduced to $15.0 million on March 30, 2001. The highest amount outstanding under the Revolving Credit Facility during 2000 was $6.9 million, however no borrowings existed at yearend. The Revolving Credit Facility will mature on May 13, 2002. The Agreement is secured by substantially all of the assets of the Company and its domestic subsidiaries.

     Pursuant to the Amendment, the loans under the Agreement bear interest, at the Company's option, at either (A) a "base rate" equal to the higher of
     (i) the federal funds rate plus 0.5% or (ii) the bank's prime lending rate plus (x) in the case of Tranche A Term Loans and loans under the Revolving Credit Facility, an applicable spread ranging from 1.75% to 2.50% (determined based on the Company's leverage ratio) or (y) in the case of Tranche B Term Loans, 3.00%; or (B) a "Eurodollar rate" plus (x) in the case of Tranche A Term Loans and loans under the Revolving Credit Facility, an applicable spread ranging from 2.75% to 3.50% (determined based on the Company's leverage ratio), or (y) in the case of Tranche B Term Loans, 4.00%. Swingline Loans may only be "base rate" loans.

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

     The Agreement contains a number of covenants that, among other things, restrict the ability of the Company and its subsidiaries to dispose of assets, incur additional indebtedness, incur guaranty obligations, repay other indebtedness or amend other debt instruments, pay dividends, create liens on assets, enter into leases, make investments, make acquisitions, engage in mergers or consolidations, make capital expenditures, engage in certain transactions with subsidiaries and affiliates and otherwise restrict corporate activities. In addition, the Agreement requires compliance with certain financial covenants, including requiring the Company to maintain a minimum level of earnings before income taxes, depreciation and amortization ("EBITDA"), a minimum ratio of EBITDA to interest expense and a maximum ratio of Indebtedness to EBITDA, in each case tested at the end of each fiscal quarter of the Company. Under certain circumstances, Cypress may contribute equity to the Company in order to ensure compliance with certain covenants of the Agreement.

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

     The Notes are redeemable at the option of the Company on or after December 31, 2001. The Notes will be subject to redemption, in whole or in part, at various redemption prices, declining from 105.313% of the principal amount to par on and after December 31, 2003. In addition, on or prior to December 31, 2000, the Company had the option to use the net cash proceeds of one or more equity offerings to redeem up to 35% of the aggregate principal amount of the Notes originally issued at a redemption price of 110.625% of the principal amount thereof plus accrued interest to the date of redemption. Upon a "Change of Control" (as defined in the Indenture), each Note holder has the right to require the Company to repurchase such holder's Notes at a purchase price of 101% of the principal amount plus accrued interest. The fair value of these Notes at December 31, 2000 approximated their face value.

     The Note Indenture contains certain affirmative and negative covenants and restrictions.

     As of December 31, 2000, the Company was in compliance with the various covenants of the Agreement and the Notes.

     OTHER LONG-TERM DEBT AND NOTES PAYABLE TO BANKS

     Other long-term debt represents borrowings assumed by the Company in connection with the 1997 acquisition of AMTROL ALFA and 1998 acquisition of AMTROL NOVA. The AMTROL ALFA debt is denominated in Escudos and includes the equivalent of approximately million of loans payable to the Industrial Development Fund of Portugal as well as several local Portuguese banks. The loans amortize in roughly equal installments through 2001 and accrue interest at LIBOR plus a premium ranging from 1.25% to 1.5%, adjusted quarterly or semi-annually. The loans are secured by substantially all property and equipment owned by AMTROL ALFA. AMTROL ALFA also has available revolving credit facilities with local banks providing for short-term working capital loans of up to the equivalent of approximately $7.5 million. Borrowings under these agreements accrue interest at LIBOR plus a premium ranging from 0.375% to 1.375%. The balance outstanding at December 31, 2000 was approximately $0.03 million. The highest amount outstanding under these facilities in 2000 was approximately $9.0 million. In Escudos, the total outstanding long term debt and notes payable to banks amounted to 1,253,522,000 at December 31, 2000. The AMTROL NOVA long-term debt is denominated in Deutsche Marks and includes the equivalent of approximately $0.4 million of loans payable to two local German banks due in 2001. These loans amortize in roughly equal installments through 2002 and accrue interest at rates ranging from 6.0% to 6.5%. The loans are secured by substantially all real property and certain equipment owned by AMTROL NOVA. AMTROL NOVA also has available revolving credit facilities with a local bank providing for short-term working capital loans of up to the equivalent of approximately $1.9 million. Borrowings under the agreement accrue interest at prevailing market rates which averaged approximately 6.25% during the period ended December 31, 2000. The balance outstanding at December 31, 2000 was approximately $1.4 million. The highest amount outstanding under the facility in 2000 was approximately $1.6 million. In Deutsche Marks, the amount of long term debt outstanding amounted to 3,628,836 at December 31, 2000.

     Cash paid for interest amounted to approximately $19.0 million, $18.1 million, and $18.1 million for the years ended December 31, 1998, 1999 and 2000, respectively.

(7)  INCOME TAXES

     The components of the provision (benefit) for income taxes are as follows (in thousands):

                                                YEAR ENDED DECEMBER 31,
                                         ------------------------------------
                                          1998            1999            2000
                                         -------         -------         -------
          Current:
               Federal                   $    --         $    60         $    48
               State                          --              --               8
               Foreign                       188           1,000           1,861
                                         -------         -------         -------
                                             188           1,060           1,917

          Deferred:
               Federal                    (5,854)          2,581             704
               State                      (1,062)            484              83
                                         -------         -------         -------
                                          (6,916)          3,065             787
                                         -------         -------         -------
                                         $(6,728)        $ 4,125         $ 2,704
                                         =======         =======         =======

     The income tax rate reconciliation of the difference between actual and statutory effective tax rates is as follows:

                                                YEAR ENDED DECEMBER 31,
                                        ----------------------------------------
                                          1998            1999            2000
                                        --------        --------        --------
Provision for income taxes at the
Federal statutory rate                  $ (6,834)       $  2,036        $   (490)

State taxes, net of Federal tax
effect                                      (804)            239             (58)

Goodwill amortization not
deductible for tax purposes                1,512           1,517           1,517

Foreign losses not benefited                  92             178             762

Foreign taxes                               (334)            (74)            870

Other, net                                  (360)            229             103
                                        --------        --------        --------
Recorded (benefit) provision            $ (6,728)       $  4,125        $  2,704
                                        ========        ========        ========

     Significant items giving rise to deferred tax assets and deferred tax liabilities at December 31, 1999 and 2000 are as follows (in thousands):

                                                             1999            2000
                                                           --------        --------
Deferred Income Taxes short-term
     Warranty reserves - current                           $     92        $     78
     Allowance for doubtful accounts                            324             131
     Plant closing reserve                                      (62)            127
     Accrued vacation                                            99              73
     UNICAP adjustment                                          227             218
     Accrued management restructuring                           348             348
     Other                                                      362              56
                                                           --------        --------
                                                           $  1,390        $  1,031
                                                           ========        ========



                                                             1999            2000
                                                           --------        --------
Deferred Income Taxes long-term
     Net operating loss carryforward                       $  5,640        $  6,397
     Accelerated depreciation                                (2,718)         (2,880)
     Warranty reserves - long-term                            1,148             899
     Deferred compensation and restricted stock plan            643             611
     LIFO revaluation                                           250             375
     NOL valuation                                               --            (764)
     Other                                                      129             117
                                                           --------        --------
                                                           $  5,092        $  4,755
                                                           ========        ========


     The net deferred tax assets are included in the accompanying consolidated balance sheets in deferred income taxes - long-term and deferred income taxes - short-term. The valuation allowance has been provided for certain foreign net operating loss carryforwards as it is more likely than not that the related deferred tax assets for these carryforwards will not be realizable.

     Cash paid for income taxes amounted to $0, $0.3 million, and $0.8 million for the years ended December 31, 1998, 1999 and 2000, respectively. At December 31, 2000, the Company had net operating loss carryforwards of approximately $15.3 million expiring in 2012 through 2018.

(8)  PENSION AND PROFIT SHARING PLANS

     The Company has a defined contribution 401(k) plan covering substantially all of its domestic employees. Under the Plan, eligible employees are permitted to contribute up to 15% of gross pay, not to exceed the maximum allowed under the Internal Revenue Code. The Company matches each employee contribution up to 6% of gross pay at a rate of $0.25 per $1 of employee contribution. The Company also contributes 3% of each employee's gross pay up to the Social Security taxable wage base and 4% of amounts in excess of that level up to approximately $0.2 million of wages. Company contributions to the 401(k) plan totaled approximately $1.0 million, $0.8 million and $0.7 million for the years ended December 31, 1998, 1999 and 2000, respectively.

(9)  LEASE COMMITMENTS

     The Company leases certain plant facilities and equipment. Total rental expenses charged to operations approximated $1.9 million, $1.4 million and $1.3 million for the years ended December 31, 1998, 1999 and 2000, respectively. Minimum rental commitments under all non-cancelable operating leases are as follows (in thousands):

               2001               $   834
               2002                   473
               2003                    52
               2004                    28
               2005                    --
                                  -------
                                  $ 1,387
                                  =======

     Certain of the leases provide for renewal options.


(10) COMMITMENTS AND CONTINGENCIES

     At December 31, 1999 and 2000, the Revolving Credit Facility contained a sublimit to support the issuance of letters of credit in the amount of $5.0 million. At December 31, 1999 and 2000, letters of credit outstanding amounted to $1.1 million.

     The Company is involved in various legal proceedings which, in the opinion of management, will not result in a material adverse effect on its financial condition or results of operations.

(11) STOCK PLANS

     Certain key employees and directors have been granted options to purchase common shares of the Company's parent, AMTROL Holdings Inc, under the AMTROL Holdings 1997 Incentive Stock Plan . As of December 31, 2000, options to purchase 158,335 shares under the 1997 Plan were outstanding. The outstanding options include 44,796 non-qualified options which are exercisable immediately, provided that purchased shares are subject to repurchase by Holdings at the exercise price until such shares vest under certain circumstances. The remaining 113,539 options are non-qualified options issued in 1999 and 2000, none of which are exercisable.

     The Company applies APB opinion No. 25 to account for its stock option plans. Accordingly, pursuant to the terms of the AMTROL Holdings 1997 Incentive Stock Plan, no compensation cost related to the issuance of stock options has been recognized in the Company's financial statements. In 1998, adjustments to compensation expense associated with the options issued in 1997 would have approximated $0.1 million as a result of forfeitures by certain individuals who left the Company. If the Company had determined compensation cost for options under the provisions of SFAS No. 123, in 1999, the Company's net income would have decreased approximately $1.0 million. The fair value of the options granted in 1999 and 2000 was estimated using the Black-Scholes option pricing model. The following key assumptions were used to value the options granted: volatility, 0; weighted average risk free rate, 5.00%; average expected life, 3 years. The weighted average fair value per share of the stock options granted in 1999 amounted to $13.92. It should be noted that the option pricing model used was designed to value readily tradeable stock options with relatively short lives. The options granted are not tradeable. However, management believes that the assumptions used and the model applied to value the awards yield a reasonable estimate of the fair value of the options under the circumstances.

(12) BUSINESS SEGMENT INFORMATION

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

     The Company's European segment includes the Company's facilities in Guimaraes, Portugal, Donaueschingen, Germany and Swarzedz, Poland. The Guimaraes facility manufactures returnable and non-returnable steel gas cylinders for storing cooking, heating and refrigerant gases which are marketed throughout Europe, the Middle East and Africa, as well as the Far East. The Donaueschingen facility manufactures and distributes residential and commercial water heaters which are marketed primarily in Switzerland, Austria and Germany. The facility in Swarzedz refurbishes gas cylinders.

     The primary criteria by which financial performance is evaluated and resources are allocated include revenues and EBITDA. The following is a summary of key financial data by segment:

                                         1998              1999             2000
                                      ----------        ----------       ----------
Net Sales to external customers
   North America                      $  151,659        $  149,534       $  135,406
   Europe                                 61,231            72,519           62,066
                                      ----------        ----------       ----------
   Consolidated                       $  212,890        $  222,053       $  197,472
                                      ==========        ==========       ==========

INCOME FROM OPERATIONS
   North America                      $   (4,801)       $   17,665       $   14,731
   Europe                                  3,420             6,816              974
                                      ----------        ----------       ----------
   Consolidated                       $   (1,381)       $   24,481       $   15,705
                                      ==========        ==========       ==========

DEPRECIATION AND AMORTIZATION
   North America                      $   10,143        $   10,315       $   10,747
   Europe                                  3,004             3,688            3,258
                                      ----------        ----------       ----------
   Consolidated                       $   13,147        $   14,003       $   14,005
                                      ==========        ==========       ==========

EBITDA
   North America                      $    4,889        $   29,130       $   24,668
   Europe                                  7,565             9,216            5,295
                                      ----------        ----------       ----------
   Consolidated                       $   12,454        $   38,346       $   29,963
                                      ==========        ==========       ==========

CAPITAL EXPENDITURES
   North America                      $    7,807        $    4,571       $    3,743
   Europe                                  2,051             1,227            4,632
                                      ----------        ----------       ----------
   Consolidated                       $    9,858        $    5,798       $    8,375
                                      ==========        ==========       ==========

LONG-LIVED ASSETS
   North America                      $  173,590        $  170,979       $  164,509
   Europe                                 49,359            42,641           43,697
                                      ----------        ----------       ----------
   Consolidated                       $  222,949        $  213,620       $  208,206
                                      ==========        ==========       ==========


     Income from operations for the North America business segment above is reduced by goodwill amortization for each year presented. In addition, depreciation and amortization includes amortization relating to debt finance costs. "EBITDA" is earnings (net income/loss) before interest, taxes, depreciation and amortization, which amounts are as disclosed in the statement of operations. EBITDA is frequently considered by readers of financial statements and therefore the Company believes that inclusion of EBITDA is useful supplemental information. EBITDA may be understood as one measure of a company's ability to grow. However, EBITDA is not a measure of true cash flow since it does not incorporate changes of other assets or liabilities that may generate or require cash. EBITDA is not a generally accepted accounting measure. Long-Lived assets include property, plant and equipment and goodwill.

ITEM 14(a)(2) SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                                 (IN THOUSANDS)

                                         BALANCE AT
                                        BEGINNING OF                                   ADJUSTMENTS/    BALANCE AT END
          CONSOLIDATED                     PERIOD        PROVISION      RECOVERIES      WRITE-OFFS       OF PERIOD
- -------------------------------------- --------------- ------------- --------------- ---------------- ---------------
Year ended December 31, 1998
     Allowance for doubtful accounts   $    1,088      $    526      $       42      $      (62)      $     1,594

Year ended December 31, 1999
     Allowance for doubtful accounts        1,594            --              --            (406)            1,188

Year ended December 31, 2000
     Allowance for doubtful accounts        1,188            13              --            (368)              833

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in West Warwick, Rhode Island, on the 2nd day of April 2001.

                                   AMTROL Inc.

                                   By: /s/ Larry T. Guillemette
                                      ------------------------------------------
                                       Larry T. Guillemette
                                       Chief Financial Officer

                                   Date:     April 2, 2001
                                        ----------------------------------------

Pursuant to the requirements of the Securities Act of 1934, this registration statement has been signed by the following persons in the capacities and on the date indicated.

       Signature                                    Title                                Date
       ---------                                    -----                                ----
/s/ Albert D. Indelicato                     President, Chairman of the Board,         April 2, 2001
- ----------------------------------------     Chief Executive Officer and Director
    Albert D. Indelicato                     (Principal Executive Officer)

/s/ Larry T. Guillemette                     Exec. Vice President, Chief Financial     April 2, 2001
- ----------------------------------------     Officer, and Treasurer (Principal
    Larry T. Guillemette                     Financial Officer)

/s/ John P. Cashman                          Director                                  April 2, 2001
- ----------------------------------------
    John P. Cashman

/s/ Andrew M. Massimilla                     Director                                  April 2, 2001
- ----------------------------------------
    Andrew M. Massimilla

/s/ David P. Spalding                        Director                                  April 2, 2001
- ----------------------------------------
    David P. Spalding

/s/ James A. Stern                           Director                                  April 2, 2001
- ----------------------------------------
    James A. Stern

/s/ Anthony D. Tutrone                       Director                                  April 2, 2001
- ----------------------------------------
    Anthony D. Tutrone

                                  EXHIBIT INDEX

EXHIBIT #                       DOCUMENT DESCRIPTION
- ---------                       --------------------

3.1 Restated Articles of Incorporation of AMTROL Inc. (incorporated by reference from the Company's Registration Statement on Form S-4, Registration No. 333-18075, declared effective by the Securities and Exchange Commission on January 2, 1997).
3.2 Bylaws of AMTROL Inc. (incorporated by reference from the Company's Registration Statement on Form S-4, Registration No. 333-18075, declared effective by the Securities and Exchange Commission on January 2, 1997).
4.1 Indenture, dated as of November 1, 1996 between AMTROL Acquisition, Inc. and The Bank of New York (incorporated by reference from the Company's Registration Statement on Form S-4, Registration No. 333-18075, declared effective by the Securities and Exchange Commission on January 2, 1997).
4.2       Form of 10-5/8% Senior Subordinated Notes due 2006 (included in
          Exhibit 4.1) (incorporated by reference from the Company's Registration Statement on Form S-4, Registration No. 333-18075, declared effective by the Securities and Exchange Commission on January 2, 1997).
4.3 First Supplemental Indenture, dated as of November 13, 1996, between AMTROL Inc. and The Bank of New York (incorporated by reference from the Company's Registration Statement on Form S-4, Registration No. 333-18075, declared effective by the Securities and Exchange Commission on January 2, 1997).
10.1 Credit Agreement, dated as of November 13, 1996, among AMTROL Acquisition, Inc. and AMTROL Holdings, Inc., various lending institutions party thereto, Morgan Stanley Senior Funding, Inc. as documentation agent, and Bankers Trust Company, as administrative agent (incorporated by reference from the Company's Registration Statement on Form S-4, Registration No. 333-18075, declared effective by the Securities and Exchange Commission on January 2, 1997).
10.1.1 First Amendment to Credit Agreement, dated as of June 24, 1997 (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended July 5, 1997).
10.1.2 Second Amendment to Credit Agreement, dated as of December 12, 1997 (incorporated by reference to Exhibit 7(c) in the Company's Current Report on Form 8-K dated December 22, 1997).
10.1.3 Third amendment to the Credit Agreement dated as of June 24, 1998 (incorporated by reference to the Company's Quarterly report on Form 10-Q for the quarter ended July 4, 1998).
10.1.4 Fourth amendment to the Credit Agreement dated as of July 13, 1998 (incorporated by reference to the Company's Quarterly report on Form 10-Q for the third quarter ended October 3, 1998).
10.1.5    Fifth amendment to the Credit Agreement dated as of March 30, 2001.
10.2 AMTROL Inc. Pension Plan and Trust (incorporated by reference from the Company's Registration Statement on Form S-1, Registration No. 33-48413, declared effective by the Commission on March 18, 1993).*

10.3 Amendments to AMTROL Inc. Pension Plan and Trust (incorporated by reference from the Company's Registration Statement on Form S-1, Registration No. 33-48413, declared effective by the Securities and Exchange Commission on March 18, 1993).*
10.4 AMTROL Inc. Executive Cash Bonus Plan (incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994).*
10.5 AMTROL Inc. Supplemental Retirement Plan II (incorporated by reference from the Company's Registration Statement on Form S-1, Registration No. 33-48413, declared effective by the Commission on March 18,
          1993).*
10.6 First Amendment to AMTROL Inc. Supplemental Retirement Plan II (incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995).*
10.10 Employment Agreement dated June 24, 1998 by and between AMTROL Inc. and Albert D. Indelicato (incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31,
          1998).*
10.11 AMTROL Holdings Inc. 1997 Incentive Stock Plan dated December 16, 1997.* (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1997).
18 Preferability letter regarding change in accounting policy from LIFO to FIFO (incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998).
21        Subsidiaries of AMTROL Inc.

* Management contract or compensatory plan arrangement.