Form 10-Q
period 2001-03-31
AMTROL INC /RI/
filed 2001-05-15
CIK 853547

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


         For the quarterly period ended March 31, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


         For the Transition period from _______________ to ________________


                         Commission file number 0-20328


                                   AMTROL INC.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

          RHODE ISLAND                                 05-0246955
------------------------------------        -----------------------------------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)



                 1400 DIVISION ROAD, WEST WARWICK, RI 02893-1008
                 -----------------------------------------------
                    (Address of principal executive offices)

Registrant's telephone number, including area code:  (401) 884-6300

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No__.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: $.01 Par Value: 100 shares of Common stock as of May 15, 2001.

AMTROL INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

                 FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2001

                                      INDEX

                                                                            PAGE
PART I       FINANCIAL INFORMATION

  Item 1.    Consolidated Balance Sheets -
                 March 31, 2001 and December 31, 2000                         3

             Consolidated Statements of Operations -
                 For the Quarters Ended March 31, 2001 and April 1, 2000      4

             Consolidated Statements of Shareholders' Equity -
                 For the Quarters Ended March 31, 2001 and April 1, 2000      5

             Consolidated Statements of Cash Flows -
                 For the Quarters Ended March 31, 2001 and April 1, 2000      6

             Notes to Consolidated Financial Statements                       7

  Item 2.    Management's Discussion and Analysis of Financial Condition
                 and Results of Operations                                   14

  Item 3.    Quantitative and Qualitative Disclosures About Market Risk      17



PART II      OTHER INFORMATION

  Item 1.    Legal Proceedings                                               18

  Item 2.    Changes in Securities and Use of Proceeds                       18

  Item 3.    Defaults Upon Senior Securities                                 18

  Item 4.    Submission of Matters to a Vote of Security Holders             18

  Item 5.    Other Information                                               18

  Item 6.    Exhibits and Reports on Form 8-K                                18

             Signatures                                                      19

                          AMTROL INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                     ASSETS


                                                                          UNAUDITED      AUDITED
                                                                          MARCH 31,    DECEMBER 31,
                                                                            2001          2000
                                                                          ---------    ------------
Current Assets:
      Cash and cash equivalents                                           $   1,277     $     704
      Accounts receivable, less allowance for doubtful accounts              27,009        27,591
      Inventories                                                            22,312        20,461
      Deferred income taxes - short-term                                      1,329         1,031
      Prepaid expenses and other                                              2,879         2,638
                                                                          ---------     ---------
         Total current assets                                                54,806        52,425
                                                                          ---------     ---------

Property, Plant and Equipment, Net                                           43,968        46,326

Other Assets:
      Goodwill                                                              160,544       161,880
      Deferred financing costs                                                4,296         4,572
      Deferred income taxes - long-term                                       5,095         4,755
      Other                                                                   1,284         1,146
                                                                          ---------     ---------
         Total other assets                                                 171,219       172,353
                                                                          ---------     ---------
                                                                          $ 269,993     $ 271,104
                                                                          =========     =========

                                  LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
      Current maturities of long-term debt                                $   4,027     $   3,873
      Notes payable to banks                                                  6,655         7,010
      Accounts payable                                                       20,895        23,869
      Accrued expenses                                                        7,650        10,538
      Accrued interest                                                        3,705           741
      Accrued income taxes                                                      744         1,293
                                                                          ---------     ---------
         Total current liabilities                                           43,676        47,324
                                                                          ---------     ---------

Other Noncurrent Liabilities                                                  4,711         4,439

Long Term Debt, Less Current Maturities                                     165,896       159,469

Shareholders' Equity
      Capital stock $.01 par value - authorized 1,000 shares,
         100 shares issued                                                       --            --
      Additional paid-in capital                                             89,762        89,903
      Retained deficit                                                      (29,104)      (26,649)
      Accumulated other comprehensive loss                                   (4,948)       (3,382)
                                                                          ---------     ---------
         Total shareholders' equity                                          55,710        59,872
                                                                          ---------     ---------
                                                                          $ 269,993     $ 271,104
                                                                          =========     =========


        The accompanying notes are an integral part of these consolidated financial statements.

                          AMTROL INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                           (UNAUDITED - IN THOUSANDS)


                                               QUARTER ENDED
                                            ---------------------
                                            MARCH 31,    APRIL 1,
                                             2001          2000
                                            --------     --------

Net Sales                                   $ 46,434     $ 54,333

Cost of Goods Sold                            36,840       40,679
                                            --------     --------

Gross Profit                                   9,594       13,654

Operating Expenses:

Selling, general and administrative            6,931        6,998
Amortization of goodwill                       1,113        1,116
                                            --------     --------

Income from Operations                         1,550        5,540

Other Income (Expense):

Interest expense                              (4,882)      (4,861)
Interest income                                   33           30
License and distributorship fees                  73           52
Other, net                                       314          399
                                            --------     --------

Income (Loss) Before Provision (Benefit)
  For Income Taxes                            (2,912)       1,160

Provision (Benefit) for Income Taxes            (457)         849

                                            --------     --------
Net Income (Loss)                           ($ 2,455)    $    311
                                            ========     ========


        The accompanying notes are an integral part of these consolidated financial statements.

                          AMTROL INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                           (UNAUDITED - IN THOUSANDS)


                                                                 QUARTER ENDED MARCH 31, 2001
                                            ------------------------------------------------------------------------------
                                                                                            ACCUMULATED
                                                            ADDITIONAL                         OTHER
                                               COMMON        PAID-IN        RETAINED       COMPREHENSIVE    COMPREHENSIVE
                                                STOCK        CAPITAL         DEFICIT       INCOME (LOSS)     INCOME (LOSS)
                                            ------------    ----------      ---------      -------------    --------------
Balance, December 31, 2000                  $        --      $ 89,903       $ (26,649)       $ (3,382)         $     --

     Net (loss)                                      --            --          (2,455)             --            (2,455)
     Repurchase of options and common stock          --          (141)             --              --                --
     Derivative instrument valuation                 --            --              --            (372)             (372)
     Currency translation adjustment                 --            --              --          (1,194)           (1,194)
                                            -----------      --------       ---------        --------          --------
Balance, March 31, 2001                     $        --      $ 89,762       $ (29,104)       $ (4,948)         $ (4,021)
                                            ===========      ========       =========        ========          ========



                                                                    QUARTER ENDED APRIL 1, 2000
                                            ------------------------------------------------------------------------------
                                                                                            ACCUMULATED
                                                            ADDITIONAL                         OTHER
                                               COMMON        PAID-IN        RETAINED       COMPREHENSIVE    COMPREHENSIVE
                                                STOCK        CAPITAL         DEFICIT       INCOME (LOSS)     INCOME (LOSS)
                                            -----------     ----------      ---------      -------------    --------------
Balance, December 31, 1999                  $        --      $90,156        $ (22,503)        $ (2,350)        $     --

     Net income                                      --           --              311               --              311
     Currency translation adjustment                 --           --               --             (931)            (931)
                                            -----------      -------        ---------         --------         --------
Balance, April 1, 2000                      $        --      $90,156        $ (22,192)        $ (3,281)        $   (620)
                                            ===========      =======        =========         ========         ========


        The accompanying notes are an integral part of these consolidated financial statements.

                          AMTROL INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED - IN THOUSANDS)



                                                                                QUARTER ENDED
                                                                           ----------------------
                                                                            MARCH 31,    APRIL 1,
                                                                              2001        2000
                                                                           ----------   ---------
Cash Flows Provided by (Used in) Operating Activities:
              Net income (loss)                                             $ (2,455)    $    311
              Adjustments to reconcile net income (loss) to net cash
                   provided by (used in) operating activities -
                          Depreciation and amortization                        3,522        3,696
                          Provision for losses on accounts receivable             38          (20)
                          Changes in operating assets and liabilities         (6,402)      (5,455)
                                                                            --------     --------
                               Net cash used in operating activities          (5,297)      (1,468)
                                                                            --------     --------
Cash Flows Provided by (Used in) Investing Activities:
              Proceeds from sale of property, plant and equipment                 --           30
              Capital expenditures                                              (714)      (1,667)
                                                                            --------     --------
                               Net cash used in investing activities            (714)      (1,637)
                                                                            --------     --------

Cash Flows Provided by (Used in) Financing Activities:
              Repayment of debt                                               (8,148)     (10,386)
              Issuance of debt                                                14,897       13,637
              Repurchase of options and common stock                            (141)          --
                                                                            --------     --------
                               Net cash provided by financing activities       6,608        3,251
                                                                            --------     --------

Net Increase in Cash and Cash Equivalents                                        597          146

Effect of exchange rate changes on cash and cash
  equivalents                                                                    (24)         (14)

Cash and cash equivalents, beginning of period                                   704          674

                                                                            --------     --------
Cash and cash equivalents, end of period                                    $  1,277     $    806
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

2.       USE OF ESTIMATES

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

3.       SIGNIFICANT ACCOUNTING POLICIES

         GOODWILL

         The excess of purchase price over the fair value of net assets acquired is allocated to goodwill and is included in other assets. Goodwill is being amortized over 40 years. The Company accounts for long-lived and intangible assets in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. The Company continually reviews its intangible assets for events or changes in circumstances which might indicate the carrying amount of the assets may not be recoverable. The Company assesses the recoverability of the assets by determining whether the amortization of such intangibles over their remaining lives can be recovered through projected undiscounted future cash flows. The amount of impairment, if any, is measured based on the fair value of the impaired asset. At March 31, 2001, no such impairment of assets was indicated.

         REVENUE RECOGNITION

         The Company generally recognizes revenue upon shipment of its products to customers. The Company has reclassed shipping and handling costs to revenue consistent with the presentation required of Emerging Issues Task Force 00-10. These amounts were $2.5 million and $2.7 million for the quarters ended March 31, 2001 and April 1, 2000, respectively.

         DEFERRED FINANCING COSTS

         Deferred financing costs are stated at cost as a component of other assets and amortized over the life of the related debt using the effective interest method. Amortization of deferred financing costs is included in interest expense.

         FOREIGN CURRENCY TRANSLATION

         Assets and liabilities of non-U.S. operations have been translated into United States dollars at the quarter-end rate of exchange, shareholders' equity at historical rates, and revenues and expenses at the average exchange rates prevailing during the quarter. The cumulative effect of the resulting translation is reflected as a separate component of shareholders' equity.

         RECLASSIFICATIONS

         Certain amounts in prior periods have been reclassified to permit comparison to the current year presentation.

4.       ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

         Effective January 1, 2001, the Company adopted SFAS No. 133 Accounting for Derivative Instruments and Hedging Activities, SFAS No. 137 Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 - an Amendment of FASB Statement No. 133 and SFAS No. 138 Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment of FASB Statement No. 133 (collectively SFAS No. 133 as amended). SFAS No. 133 as amended is required to be adopted no later than the beginning of the first fiscal year beginning on or after June 15, 2000. These standards are to be adopted as a change in accounting principle and cannot be applied retroactively to financial statements of prior periods.

         SFAS No. 133 as amended requires that derivatives be recorded at fair value on the balance sheet as an asset or liability. Derivatives must be recorded at fair value through earnings, unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative instrument's gains and losses to offset related results on the hedged item in the income statement, to the extent effective, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133 as amended, in part, allows special hedge accounting for fair value and cash flow hedges. The statement provides that the gain or loss on a derivative instrument designated and qualifying as a fair value hedging instrument as well as the offsetting loss or gain on the hedged item attributable to the hedged risk be recognized currently in earnings in the same accounting period. SFAS No. 133 as amended provides that the effective portion of the gain or loss on a derivative instrument designated and qualifying as a cash flow hedging instrument be reported as a component of accumulated other comprehensive income and be reclassified into earnings in the same period or periods during which the hedged forecasted transaction affects earnings. The ineffective portion of a derivative's change in fair value is recognized currently through earnings regardless of whether the instrument is designated as a hedge.

         The Company has one derivative contract consisting of an interest rate swap contract and an interest rate cap ("Contract") outstanding as of March 31, 2001, with an initial notional amount of $15 million, decreasing on a consistent basis with repayment terms of the underlying debt. Under this arrangement, which will mature on June 30, 2004, the Company receives the 90-day LIBOR rate and pays a fixed rate of 5.85% for the period from January 1, 2001 through maturity, unless LIBOR increases to 7.1%. If LIBOR increases to 7.1%, then the Company continues to receive the 90-day LIBOR rate but now pays the 90-day LIBOR rate for all subsequent periods capped at a maximum of 7.1%. The LIBOR rate has not exceeded 7.1% since inception of the Contract and it has been treated, prior to adoption, as a hedge and accounted for as such. The Contract has been designated as a cash flow hedge of variable future cash flows associated with the interest on the Bank Credit Agreement, Tranche B Long Term Debt, through May 13, 2004 (the maturity date of the debt).

         As of March 31, 2001, the fair value of the instrument ($0.4 million) was recorded in other noncurrent liabilities with a corresponding entry to accumulated other comprehensive income. Subsequent changes in the fair value of the swap will be recorded through accumulated other comprehensive income (except for changes related to ineffectiveness, which will be recorded currently through net income). The Company does not currently anticipate any material ineffectiveness under the hedge.

5.       INVENTORIES

         Inventories are stated at the lower of cost or market and were as follows (in thousands):



                                       MARCH 31, 2001      DECEMBER 31, 2000
                                       --------------      -----------------
Raw materials and work in process         $ 11,683             $ 10,322
Finished goods                              10,629               10,139
                                          --------             --------
                                          $ 22,312             $ 20,461
                                          ========             ========

6.       LONG-TERM DEBT

         REVOLVING CREDIT AND TERM LOANS

         The Company is party to a Bank Credit Agreement ("Agreement"), which provides for secured borrowings from a syndicate of lenders. The Agreement was amended on March 30, 2001 ("Amendment") to modify certain covenants to be more consistent with the Company's business plans. A portion ($3.9 million) of the Term Loans (the "Tranche A Term Loans") will mature on May 13, 2002, with quarterly amortization payments during the term of such loans. The remainder ($43.2 million) of the Term Loans (the "Tranche B Term Loans") will mature on May 13, 2004, with nominal quarterly amortization prior to the maturity of the Tranche A Term Loans and with the remaining amounts amortizing on a quarterly basis thereafter. Pursuant to the Amendment, commitments under the Revolving Credit Facility were reduced to $15.0 million on March 30, 2001. The Revolving Credit Facility will mature on May 13, 2002. As of March 31, 2001, the amount outstanding under the revolving credit facility was $7.3 million.

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

         The Agreement contains a number of covenants that, among other things, restrict the ability of the Company and its subsidiaries to dispose of assets, incur additional indebtedness, incur guaranty obligations, repay other indebtedness or amend other debt instruments, pay dividends, create liens on assets, enter into leases, make investments, make acquisitions, engage in mergers or consolidations, make capital expenditures, engage in certain transactions with subsidiaries and affiliates and otherwise restrict corporate activities. In addition, the Agreement requires compliance with certain financial covenants, including requiring the Company to maintain a minimum level of earnings before income taxes, depreciation and amortization ("EBITDA"), a minimum ratio of EBITDA to interest expense and a maximum ratio of Indebtedness to EBITDA, in each case tested at the end of each fiscal quarter of the Company. Under certain circumstances, Cypress and/or its affiliates, may contribute equity to the Company in order to ensure compliance with certain covenants of the Agreement.

         The Company and/or affiliates of the Company, including entities related to Cypress may, from time to time, depending on market conditions, purchase the Senior Subordinated Notes previously issued by the Company in the open market or by other means.

         The Company's obligations under the Agreement are guaranteed by AMTROL Holdings Inc. and each direct and indirect domestic subsidiary of the Company. The Company's obligations under the Agreement are secured by substantially all assets of the Company and its subsidiaries.

         SENIOR SUBORDINATED NOTES

         The Company issued $115.0 million of Senior Subordinated Notes due 2006 (the "Notes"). The Notes are unsecured obligations of the Company. The Notes bear interest at a rate of 10.625% per annum that is payable semi-annually on each June 30 and December 31 commencing on June 30, 1997.

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

         The Note Indenture contains certain affirmative and negative covenants and restrictions. As of March 31, 2001, the Company was in compliance with the various covenants of the Agreement and the Notes.

7.       PROVISION FOR INCOME TAXES

         The effective income tax rates used in the interim financial statements are estimates of the full year's rates. For 2001, the difference between the provision computed using the statutory U.S. Federal income tax rate and the provision for income taxes in the accompanying consolidated financial statements is primarily the result of goodwill amortization and foreign operations.

8.       BUSINESS SEGMENT INFORMATION

         The Company's reportable segments are delineated geographically. The segments are managed separately because of their different product offerings, markets served, manufacturing processes and cost structures.

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

         The Company's European segment includes the Company's facilities in Guimaraes, Portugal, Donaueschingen, Germany and Swarzedz, Poland. The Guimaraes facility manufactures returnable and non-returnable steel gas cylinders for storing cooking, heating and refrigerant gases which are marketed throughout Europe, the Middle East and Africa, as well as the Far East. The Donaueschingen facility manufactures and distributes residential and commercial water heaters that are marketed primarily in Switzerland, Austria and Germany. The Swarzedz facility refurbishes gas cylinders.

         The primary criteria by which financial performance is evaluated and resources are allocated include revenues and EBITDA. The following is a summary of key financial data by segment:



                                                  FOR THE QUARTER ENDED
                                              ----------------------------
                                              MARCH 31,           APRIL 1,
                                                2001               2000
                                              ---------          ---------
Net Sales
   North America                              $  30,481          $  36,320
   Europe                                        15,953             18,013
                                              ---------          ---------
   Consolidated                               $  46,434          $  54,333
                                              =========          =========
Income from Operations
   North America                              $     552          $   4,368
   Europe                                           998              1,172
                                              ---------          ---------
   Consolidated                               $   1,550          $   5,540
                                              =========          =========
Depreciation and Amortization
   North America                              $   2,769          $   2,744
   Europe                                           753                952
                                              ---------          ---------
   Consolidated                               $   3,522          $   3,696
                                              =========          =========
EBITDA
   North America                              $   3,076          $   6,939
   Europe                                         2,125              2,459
                                              ---------          ---------
   Consolidated                               $   5,201          $   9,398
                                              =========          =========
Capital Expenditures
   North America                              $     445          $   1,178
   Europe                                           269                489
                                              ---------          ---------
   Consolidated                               $     714          $   1,667
                                              =========          =========
Long-Lived Assets
    North America                             $ 162,479          $ 168,443
    Europe                                       42,033             42,636
                                              ---------          ---------
    Consolidated                              $ 204,512          $ 211,079
                                              =========          =========

       Income from operations for the North American business segment above is reduced by goodwill amortization for each year presented. In addition, depreciation and amortization includes amortization relating to debt finance costs. EBITDA is earnings (net income/loss) before interest, taxes, depreciation and amortization. Readers of financial statements frequently consider EBITDA a useful tool in evaluating a company's performance. Therefore, the Company believes that inclusion of EBITDA is useful supplemental information. However, EBITDA is not a measure of true cash flow since it does not incorporate changes of other assets or liabilities that may generate or require cash. EBITDA is not a generally accepted accounting measure. Long-lived assets include property, plant and equipment and goodwill.

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                  RESULTS OF OPERATIONS

OVERVIEW

The discussion in this section should be read in conjunction with the Notes to Consolidated Financial Statements of the Company included elsewhere herein.

The Company and its subsidiaries and their representatives may from time to time make written or oral statements, including statements contained in the Company's filings with the Securities and Exchange Commission (SEC) and in its reporting to customers, which constitute or contain "forward-looking" statements as that term is defined in the Private Securities Litigation Reform Act of 1995 or the SEC in its rules, regulations and releases.

All statements other than statements of historical facts included in this Form 10-Q regarding the Company's financial position, strategic initiatives and statements addressing industry developments are forward-looking statements. When incorporated in this discussion, the words "expect(s)", "feel(s)", "believe(s)", "anticipate(s)" and similar expressions are intended to identify these forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are expressed in good faith and are believed to have a reasonable basis, there can be no assurance that such expectations or beliefs will result or be achieved or accomplished. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The following are some of the important factors that can vary or change or involve substantial risk and cause actual results to differ materially from such expectations: the Company's ability to successfully implement its business strategy; the availability and cost of raw materials; changes in domestic or foreign government regulation or enforcement policies, particularly related to refrigerant gas and building and energy efficiency requirements; development of competing technologies; acceptance of the Company's existing and planned new products in international markets; competition in the Company's markets, particularly price competition; the rate of growth of developing economies and demand for the Company's products; the ultimate cost of future warranty claims; whether the Company succeeds in acquiring new businesses; availability of capital; the abilities and judgment of personnel; and general economic, financial and business conditions, both domestically and internationally.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentages of the Company's net sales represented by certain income and expense items in the Company's Consolidated Statements of Operations.

                                                       FOR THE QUARTER ENDED
                                                      ----------------------
                                                      MARCH 31,     APRIL 1,
                                                         2001        2000
                                                      --------     ---------
Net sales                                               100.0%       100.0%
Cost of goods sold                                       79.3         74.9
                                                      -------      -------
Gross profit                                             20.7         25.1
Selling, general and administrative expenses             14.9         12.9
Amortization of goodwill                                  2.5          2.0
                                                      -------      -------
Income from operations                                    3.3         10.2
Interest expense                                        (10.5)        (8.9)
Interest income                                           0.1          0.1
Other income, net                                         0.8          0.8
                                                      -------      -------
Income (loss) before provision for income taxes          (6.3)         2.2
Provision (benefit) for income taxes                     (1.0)         1.6
                                                      -------      -------
Net income (loss)                                        (5.3)%        0.6%
                                                      =======      =======


Net sales for the first quarter of 2001 decreased $7.9 million or 14.5% compared to the same period in 2000. In North America, net sales declined approximately $5.8 million or 16.1% due principally to a generally weaker North American economy and increased competition and pricing pressures in the Company's water systems' markets. In addition, the weather, through heavy winter snowfalls and spring flooding, has delayed the installation of new water wells. First quarter 2001 European net sales, down $2.1 million or 11.4% compared to the first quarter of 2000, would have declined only $1.1 million if the value of the Euro had not declined relative to the first quarter of 2000.

Gross profit for the first quarter of 2001 decreased $4.1 million or 29.7% from the first quarter of 2000. As a percentage of net sales, the gross margin percentage decreased to 20.7% in 2001 from 25.1% in 2000. The lower percentage is attributable to both lower production volumes and lower selling prices.

Selling, General and Administrative expenses for the first quarter of 2001 were substantially unchanged compared to the first quarter of 2000.

Earnings before interest expense, taxes, depreciation and amortization (EBITDA) decreased 44.7% to $5.2 million for the first quarter of 2001, from $9.4 million in the first quarter of 2000. As a percentage of net sales, EBITDA decreased from 17.3% in 2000 to 11.2% in 2001.

The net loss for the first quarter of 2001 of $2.5 million compares to a net income in the first quarter of 2000 of $0.3 million, an absolute change of $2.8 million.

LIQUIDITY AND CAPITAL RESOURCES

The Company's operating capital (defined as accounts receivable and inventory, less accounts payable) increased $4.2 million from $24.2 million at December 31, 2000 to $28.4 million at March 31, 2001, consistent with seasonal operating levels principally in the Company's water systems and cylinder businesses.

The Company has obtained financing under a Bank Credit Agreement (the "Agreement"), as amended on March 30, 2001, which consists of $47.1 million of senior term loans (the "Term Loans") and a $15.0 million revolving credit facility (the "Revolving Credit Facility"). A portion ($3.9 million) of the Term Loans (the "Tranche A Term Loans") will mature on May 13, 2002, with quarterly amortization payments during the term of such loans. The remainder ($43.2 million) of the Term Loans (the "Tranche B Term Loans") will mature on May 13, 2004, with nominal quarterly amortization prior to the maturity of the Tranche A Term Loans and with the remaining amounts amortizing on a quarterly basis thereafter. The Revolving Credit Facility will mature on May 13, 2002. As of March 31, 2001, the amount outstanding under the revolving credit facility was $7.3 million. The Agreement is secured by substantially all the assets of the Company and its domestic subsidiaries.

In November 1996, the Company issued, under an Indenture, $115.0 million of Senior Subordinated Notes due 2006 (the "Notes"). The Notes are unsecured obligations of the Company. The Notes bear interest at the rate of 10.625% per annum payable semi-annually on each June 30 and December 31 commencing on June 30, 1997. The Notes are redeemable at the option of the Company on or after December 31, 2001. From and after December 31, 2001, the Notes will be subject to redemption at the option of the Company, in whole or in part, at various redemption prices, declining from 105.313% of the principal amount to par on and after December 31, 2003. Upon a "Change of Control" (as defined in the Indenture), each Note holder has the right to require the Company to repurchase such holder's Notes at a purchase price of 101% of the principal amount plus accrued interest. The Indenture contains certain affirmative and negative covenants and restrictions. As of March 31, 2001, the Company is in compliance with the various covenants of the Indenture.

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

INFLATION

The Company believes that inflation does not have a materially adverse effect on its financial condition or results of operations. However, there can be no assurance that sharply increasing raw material or fuel costs will not adversely affect the Company's financial condition or results of operations. To minimize the impact of fluctuating prices, the Company has negotiated annual contracts with suppliers of certain key raw materials (primarily steel) for a significant percentage of its expected usage through 2001.



ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in information relating to market risk since the Company's disclosure included in Item 7A of Form 10-K as filed with the Securities and Exchange Commission on April 2, 2001.

AMTROL INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

                                     PART II


ITEM 1.     LEGAL PROCEEDINGS

No legal proceedings were terminated or filed against the Company during the period covered by this report.

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.     OTHER INFORMATION

None.

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



                                           AMTROL INC.


Date:          May 15, 2001                By: /s/ ALBERT D. INDELICATO
    ---------------------------------          ---------------------------------
                                               Albert D. Indelicato
                                               President, Chairman of the Board,
                                               Chief Executive Officer and
                                               Director



Date:          May 15, 2001                By: /s/ LARRY T. GUILLEMETTE
     --------------------------------          ---------------------------------
                                               Larry T. Guillemette,
                                               Executive Vice President,
                                               Chief Financial Officer and
                                               Treasurer