Form 10-Q
period 2001-06-30
AMTROL INC /RI/
filed 2001-08-14
CIK 853547

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


         For the quarterly period ended June 30, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


         For the Transition period from _______________ to ________________


                         COMMISSION FILE NUMBER 0-20328


                                   AMTROL INC.
             ------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


       RHODE ISLAND                                             05-0246955
-------------------------------                             --------------------
(STATE OR OTHER JURISDICTION OF                              (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                              IDENTIFICATION NO.)


                 1400 DIVISION ROAD, WEST WARWICK, RI 02893-1008
             ------------------------------------------------------
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: $.01 Par Value: 100 shares of Common stock as of August 14, 2001.

AMTROL INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

                  FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2001


                                      INDEX

                                                                            PAGE
                                                                            ----
PART I. FINANCIAL INFORMATION

   Item 1.  Consolidated Balance Sheets -
                June 30, 2001 and December 31, 2000                            3

            Consolidated Statements of Operations -
                For the Quarter and Six Months Ended June 30, 2001
                and July 1, 2000                                               4

            Consolidated Statements of Shareholders' Equity -
                For the Six Months Ended June 30, 2001 and July 1, 2000        5

            Consolidated Statements of Cash Flows -
                For the Six Months Ended June 30, 2001 and July 1, 2000        6

            Notes to Consolidated Financial Statements                         7

   Item 2.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations                           13

   Item 3.  Quantitative and Qualitative Disclosures About Market Risk        16


PART II. OTHER INFORMATION

   Item 1.  Legal Proceedings                                                 17

   Item 2.  Changes in Securities and Use of Proceeds                         17

   Item 3.  Defaults Upon Senior Securities                                   17

   Item 4.  Submission of Matters to a Vote of Security Holders               17

   Item 5.  Other Information                                                 17

   Item 6.  Exhibits and Reports on Form 8-K                                  17

            Signatures                                                        18

                          AMTROL INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                     ASSETS

                                                                 UNAUDITED          AUDITED
                                                               JUNE 30, 2001   DECEMBER 31, 2000
                                                               -------------   -----------------
Current Assets:
    Cash and cash equivalents                                     $    352           $    704
    Accounts receivable, less allowance for doubtful accounts       32,272             27,591
    Inventories                                                     21,186             20,461
    Deferred income taxes - Short-term                               1,329              1,031
    Prepaid expenses and other                                       3,237              2,638
                                                                  --------           --------
       Total current assets                                         58,376             52,425
                                                                  --------           --------

Property, Plant and Equipment, Net                                  42,333             46,326

Other Assets:
    Goodwill                                                       159,409            161,880
    Deferred financing costs                                         4,006              4,572
    Deferred income taxes - Long-term                                5,095              4,755
    Other                                                            1,564              1,146
                                                                  --------           --------
       Total other assets                                          170,074            172,353
                                                                  --------           --------
                                                                  $270,783           $271,104
                                                                  ========           ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
    Current maturities of long-term debt                          $  4,326           $  3,873
    Notes payable to banks                                           7,121              7,010
    Accounts payable                                                27,029             23,869
    Accrued expenses                                                 8,495             10,538
    Accrued interest                                                   757                741
    Accrued income taxes                                               875              1,293
                                                                  --------           --------
       Total current liabilities                                    48,603             47,324
                                                                  --------           --------
Other Noncurrent Liabilities                                         4,240              4,439

Long Term Debt, Less Current Maturities                            164,034            159,469

Shareholders' Equity:
    Capital stock $.01 par value - authorized 1,000 shares,
       100 shares issued                                                --                 --
    Additional paid-in capital                                      89,662             89,903
    Retained deficit                                               (30,399)           (26,649)
    Accumulated other comprehensive loss                            (5,357)            (3,382)
                                                                  --------           --------
       Total shareholders' equity                                   53,906             59,872
                                                                  --------           --------
                                                                  $270,783           $271,104
                                                                  ========           ========


  The accompanying notes are an integral part of these consolidated financial statements.

                          AMTROL INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                           (UNAUDITED - IN THOUSANDS)




                                               QUARTER ENDED                SIX MONTHS ENDED
                                        ----------------------------   -----------------------------
                                        JUNE 30, 2001   JULY 1, 2000   JUNE 30, 2001    JULY 1, 2000
                                        -------------   ------------   -------------    ------------

Net Sales                                 $  48,785       $  51,272       $  95,219       $ 105,605
Cost of Goods Sold                           37,512          39,395          74,352          80,074
                                          ---------       ---------       ---------       ---------
Gross Profit                                 11,273          11,877          20,867          25,531

Operating Expenses:
Selling, general and administrative           6,745           6,468          13,676          13,466
Amortization of goodwill                      1,113           1,117           2,226           2,233
                                          ---------       ---------       ---------       ---------
Income from Operations                        3,415           4,292           4,965           9,832

Other Income (Expense):
Interest expense                             (4,944)         (4,810)         (9,826)         (9,671)
Interest income                                  41              51              74              81
License and distributorship fees                 73              53             146             105
Other, net                                      293            (165)            607             234
                                          ---------       ---------       ---------       ---------
Income (Loss) before Provision
       (Benefit) for Income Taxes            (1,122)           (579)         (4,034)            581
Provision (Benefit) for Income Taxes            173             647            (284)          1,496
                                          ---------       ---------       ---------       ---------
Net Loss                                  $  (1,295)      $  (1,226)      $  (3,750)      $    (915)
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

                          AMTROL INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                           (UNAUDITED - IN THOUSANDS)

                         SIX MONTHS ENDED JUNE 30, 2001


                                                                                           Accumulated
                                                               Additional                      Other
                                                     Common      Paid-in       Retained    Comprehensive  Comprehensive
                                                      Stock      Capital       Deficit     Income (Loss)  Income (Loss)
                                                     ------    ----------      --------    -------------  -------------

Balance, December 31, 2000                           $    --     $89,903       $(26,649)      $(3,382)       $    --
     Net loss                                                                    (2,455)                      (2,455)
     Repurchase of options and common stock               --        (141)            --            --             --
     Derivative instrument valuation                      --          --             --          (372)          (372)
     Currency translation adjustment                      --          --             --        (1,194)        (1,194)
                                                     -------     -------       --------       -------        -------

Balance, March 31, 2001                                   --      89,762        (29,104)       (4,948)        (4,021)
     Repurchase of common stock                           --        (100)            --            --             --
     Derivative instrument valuation adjustment           --          --             --            31             31
     Net loss                                             --          --         (1,295)           --         (1,295)
     Currency translation adjustment                      --          --             --          (440)          (440)
                                                     -------     -------       --------       -------        -------
Balance, June 30, 2001                               $    --     $89,662       $(30,399)      $(5,357)       $(5,725)
                                                     =======     =======       ========       =======        =======

                         SIX MONTHS ENDED JULY 1, 2000

                                                                                           Accumulated
                                                               Additional                      Other
                                                     Common      Paid-in       Retained    Comprehensive  Comprehensive
                                                      Stock      Capital       Deficit     Income (Loss)  Income (Loss)
                                                     ------    ----------      --------    -------------  -------------
Balance, December 31, 1999                           $    --     $90,156       $(22,503)      $(2,350)       $    --
     Net income                                           --          --            311            --            311
     Currency translation adjustment                      --          --             --          (931)          (931)
                                                     -------     -------       --------       -------        -------
Balance, April 1, 2000                                    --      90,156        (22,192)       (3,281)          (620)
     Capital contribution                                 --         250             --            --             --
     Net loss                                             --          --         (1,226)           --         (1,226)
     Currency translation adjustment                      --          --             --           132            132
                                                     -------     -------       --------       -------        -------
Balance, July 1, 2000                                $    --     $90,406       $(23,418)      $(3,149)       $(1,714)
                                                     =======     =======       ========       =======        =======






  The accompanying notes are an integral part of these consolidated financial statements.

                          AMTROL INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited - in thousands)




                                                                       SIX MONTHS ENDED
                                                                  ----------------------------
                                                                  JUNE 30, 2001   JULY 1, 2000
                                                                  -------------   ------------

Cash Flows Provided by (Used in) Operating Activities:
    Net loss                                                        $ (3,750)        $   (915)
    Adjustments to reconcile net income (loss) to net cash
         provided by (used in) operating activities -
          Depreciation and amortization                                6,915            7,245
          Provision for losses on accounts receivable                     69               15
               Changes in operating assets and liabilities            (7,690)          (8,049)
                                                                    --------         --------
               Net cash (used in) operating activities                (4,456)          (1,704)
                                                                    --------         --------
Cash Flows Provided by (Used in) Investing Activities:
    Proceeds from sale of property, plant and equipment                   --               31
    Capital expenditures                                              (1,543)          (2,784)
                                                                    --------         --------
               Net cash (used in) investing activities                (1,543)          (2,753)
                                                                    --------         --------
Cash Flows Provided by (Used in) Financing Activities:
    Repayment of debt                                                (30,550)         (17,837)
    Issuance of debt                                                  36,460           22,277
    Capital contribution                                                  --              250
    Repurchase of options and common stock                              (241)              --
                                                                    --------         --------
               Net cash provided by financing activities               5,669            4,690
                                                                    --------         --------
Net Increase (Decrease) in Cash and Cash Equivalents                    (330)             233

Effect of exchange rate changes on cash and cash equivalents             (22)             (13)

Cash and Cash Equivalents, beginning of period                           704              674
                                                                    --------         --------
Cash and Cash Equivalents, end of period                            $    352         $    894
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

AMTROL INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       BASIS OF PRESENTATION

         In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly, in accordance with generally accepted accounting principles, the financial position, results of operations and cash flows of AMTROL Inc. and its subsidiaries (the "Company") for the interim periods presented. Such adjustments consisted of only normal recurring items. The results of operations for the interim periods shown in this report are not necessarily indicative of results for any future interim period or for the entire year. These consolidated financial statements do not include all disclosures associated with annual consolidated financial statements and accordingly should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K.

2.       USE OF ESTIMATES

         The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

3.       SIGNIFICANT ACCOUNTING POLICIES

         GOODWILL

         The excess of purchase price over the fair value of net assets acquired is allocated to goodwill and is included in other assets. Goodwill is being amortized over 40 years. The Company accounts for long-lived and intangible assets in accordance with Statement of Financing Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". The Company continually reviews its intangible assets for events or changes in circumstances which might indicate the carrying amount of the assets may not be recoverable. The Company assesses the recoverability of the assets by determining whether the amortization of such intangibles over their remaining lives can be recovered through projected undiscounted future cash flows. The amount of impairment, if any, is measured based on the fair value of the impaired asset. At June 30, 2001, no such impairment of assets was indicated.

         REVENUE RECOGNITION

         The Company generally recognizes revenue upon shipment of its products to customers. The Company has reclassed shipping and handling costs to revenue consistent with the presentation required of Emerging Issues Task Force 00-10. These amounts were $2.7 million and $5.3 million for the three and six months ended July 1, 2000, respectively.

         DEFERRED FINANCING COSTS

         Deferred financing costs are stated at cost as a component of other assets and are amortized over the life of the related debt using the effective interest method. Amortization of deferred financing costs is included in interest expense.

         FOREIGN CURRENCY TRANSLATION

         Assets and liabilities of non-U.S. operations have been translated into United States dollars at the quarter-end rate of exchange, shareholders' equity at historical rates, and revenues and expenses at the average exchange rates prevailing during the three and six month periods. The cumulative effect of the resulting translation is reflected as a separate component of shareholders' equity.

         RECLASSIFICATIONS

         Certain amounts in prior periods have been reclassified to permit comparison to the current year presentation.

         RECENT ACCOUNTING PRONOUNCEMENTS

         In July 2001, the Financial Accounting Standards Board released for issuance and compliance SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. As a result of SFAS No. 142, amortization of goodwill to earnings will cease and instead, the carrying value of goodwill will be evaluated for impairment on at least an annual basis. The Company will adopt SFAS No. 141 effective July 1, 2001 and SFAS No. 142 effective January 1, 2002. The Company is evaluating the impact upon adoption of SFAS No. 142 and has not yet determined the effect on its' consolidated financial statements. Amortization of goodwill for the three and six month periods ended June 30, 2001 was $1.1 million and $2.2 million, respectively.

4.       ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

         Effective January 1, 2001, the Company adopted SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities", SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 - an Amendment of FASB Statement No. 133" and SFAS No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment of FASB Statement No. 133 (collectively SFAS No. 133 as amended)". SFAS No. 133 as amended is required to be adopted no later than the beginning of the first fiscal year beginning on or after June 15, 2000. These standards are to be adopted as a change in accounting principle and cannot be applied retroactively to financial statements of prior periods.

         The Company has one derivative contract consisting of an interest rate swap contract and an interest rate cap (the "Contract") outstanding as of June 30, 2001, with an initial notional amount of $15 million, decreasing on a consistent basis with repayment terms of the underlying debt. Under this arrangement, which will mature on June 30, 2004, the Company receives the 90-day LIBOR rate and pays a fixed rate of 5.85% for the period from January 1, 2001 through maturity, unless LIBOR increases to 7.1%. If LIBOR increases to 7.1%, then the Company continues to receive the 90-day LIBOR rate but now pays the 90-day LIBOR rate for all subsequent periods capped at a maximum of 7.1%. The LIBOR rate has not exceeded 7.1% since inception of the Contract and it has been treated, prior to adoption, as a hedge and accounted for as such. The Contract has been designated as a cash flow hedge of variable future cash flows associated with the interest on the Bank Credit Agreement, Tranche B Long Term Debt, through May 13, 2004 (the maturity date of the debt).

         As of June 30, 2001, the fair value of the instrument ($0.3 million) was recorded in other noncurrent liabilities with a corresponding entry to accumulated other comprehensive loss. Subsequent changes in the fair value of the swap will be recorded through accumulated other comprehensive income (except for changes related to ineffectiveness, which will be recorded currently through net income). The Company does not currently anticipate any material ineffectiveness under the hedge.

5.       INVENTORIES

         Inventories are stated at the lower of cost or market and were as follows (in thousands):

                                              JUNE 30, 2001    DECEMBER 31, 2000
                                              -------------    -----------------

         Raw materials and work in process       $10,572            $10,322
         Finished goods                           10,614             10,139
                                                 -------            -------
                                                 $21,186            $20,461
                                                 =======            =======


6.       LONG-TERM DEBT

         REVOLVING CREDIT AND TERM LOANS

         The Company is party to a Bank Credit Agreement (the "Agreement"), which provides for secured borrowings from a syndicate of lenders. The Agreement was amended on March 30, 2001 (the "Amendment") to modify certain covenants to be more consistent with the Company's business plans. A portion ($3.5 million) of the Term Loans (the "Tranche A Term Loans") will mature on May 13, 2002, with quarterly amortization payments during the term of such loans. The remainder ($43.1 million) of the Term Loans (the "Tranche B Term Loans") will mature on May 13, 2004, with nominal quarterly amortization prior to the maturity of the Tranche A Term Loans and with the remaining amounts amortizing on a quarterly basis thereafter. Pursuant to the Amendment, commitments under the Revolving Credit Facility were reduced to $15.0 million on March 30, 2001. The Revolving Credit Facility will mature on May 13, 2002. As of June 30, 2001, the amount outstanding under the revolving credit facility was $6.4 million.

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

         The Agreement contains a number of covenants that, among other things, restrict the ability of the Company and its subsidiaries to dispose of assets, incur additional indebtedness, incur guaranty obligations, repay other indebtedness or amend other debt instruments, pay dividends, create liens on assets, enter into leases, make investments, make acquisitions, engage in mergers or consolidations, make capital expenditures, engage in certain transactions with subsidiaries and affiliates and otherwise restrict corporate activities. In addition, the Agreement requires compliance with certain financial covenants, including requiring the Company to maintain a minimum level of earnings before income taxes, depreciation and amortization ("EBITDA"), a minimum ratio of EBITDA to interest expense and a maximum ratio of Indebtedness to EBITDA, in each case tested at the end of each fiscal quarter of the Company. Under certain circumstances, Cypress and/or its affiliates, may contribute equity to the Company in order to ensure compliance with certain covenants of the Agreement. Pursuant to the Amendment, a contribution of approximately $6.0 million was required.

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

         The Note Indenture contains certain affirmative and negative covenants and restrictions. As of June 30, 2001, the Company was in compliance with the various covenants of the Agreement, Amendment and the Notes.

7.       PROVISION FOR INCOME TAXES

         The effective income tax rates used in the interim consolidated financial statements are estimates of the full year's rates. For 2001, the difference between the provision computed using the statutory U.S. Federal income tax rate and the provision for income taxes in the accompanying consolidated financial statements is primarily the result of goodwill amortization and foreign operations.

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

         The primary criteria by which financial performance is evaluated and resources are allocated include sales and EBITDA. The following is a summary of key financial data by segment:


                                          QUARTER ENDED                SIX MONTHS ENDED
                                  -----------------------------   ----------------------------
                                  JUNE 30, 2001    JULY 1, 2000   JUNE 30, 2001   JULY 1, 2000
                                  -------------    ------------   -------------   ------------

NET SALES
   North America                     $ 32,837        $ 34,698        $ 63,318        $ 71,018
   Europe                              15,948          16,574          31,901          34,587
                                     --------        --------        --------        --------
   Consolidated                      $ 48,785        $ 51,272        $ 95,219        $105,605
                                     ========        ========        ========        ========
INCOME FROM OPERATIONS
   North America                     $  2,180        $  3,258        $  2,732        $  7,786
   Europe                               1,235           1,034           2,233           2,046
                                     --------        --------        --------        --------
   Consolidated                      $  3,415        $  4,292        $  4,965        $  9,832
                                     ========        ========        ========        ========
DEPRECIATION AND AMORTIZATION
    North America                    $  2,774        $  2,731        $  5,543        $  5,475
    Europe                                693             804           1,446           1,756
                                     --------        --------        --------        --------
    Consolidated                     $  3,467        $  3,535        $  6,989        $  7,231
                                     ========        ========        ========        ========
EBITDA
   North America                     $  4,794        $  5,626        $  7,870        $ 12,565
   Europe                               2,205           2,025           4,330           4,484
                                     --------        --------        --------        --------
   Consolidated                      $  6,999        $  7,651        $ 12,200        $ 17,049
                                     ========        ========        ========        ========
CAPITAL EXPENDITURES
    North America                    $    242        $    655        $    687        $  1,833
    Europe                                587             462             856             951
                                     --------        --------        --------        --------
    Consolidated                     $    829        $  1,117        $  1,543        $  2,784
                                     ========        ========        ========        ========
LONG-LIVED ASSETS
    North America                                                    $160,251        $166,746
    Europe                                                             41,491          42,123
                                                                     --------        --------
    Consolidated                                                     $201,742        $208,869
                                                                     ========        ========


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

AMTROL INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------


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

All statements other than statements of historical facts included in this Form 10-Q regarding the Company's financial position, strategic initiatives and statements addressing industry developments are forward-looking statements. When incorporated in this discussion, the words "expect(s)", feel(s)", "believe(s)", "anticipate(s)" and similar expressions are intended to identify these forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are expressed in good faith and are believed to have a reasonable basis, there can be no assurance that such expectations or beliefs will result or be achieved or accomplished. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The following are some of the important factors that can vary or change or involve substantial risk and cause actual results to differ materially from such expectations: the Company's ability to successfully implement its business strategy; the availability and cost of raw materials; changes in domestic or foreign government regulation or enforcement policies, particularly related to refrigerant gas and building and energy efficiency requirements; development of competing technologies; acceptance of the Company's existing and planned new products in international markets; competition in the Company's markets, particularly price competition; the rate of growth of developing economies and demand for the Company's products; the ultimate cost of future warranty claims; whether the Company succeeds in acquiring new businesses; availability of capital; the business abilities and judgment of personnel; and general economic, financial and business conditions, both domestically and internationally.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentages of the Company's net sales represented by certain income and expense items in the Company's Consolidated Statements of Operations.


                                           QUARTER ENDED                  SIX MONTHS ENDED
                                   -----------------------------    -----------------------------
                                   JUNE 30, 2001    JULY 1, 2000    JUNE 30, 2001    JULY 1, 2000
                                   -------------    ------------    -------------    ------------

Net sales                             100.0%            100.0%           100.0%          100.0%
Cost of goods sold                     76.9              76.8             78.1            75.8
                                      -----             -----            -----           -----
Gross profit                           23.1              23.2             21.9            24.2
Selling, general and
     administrative expenses           13.8              12.6             14.4            12.8
Amortization of goodwill                2.3               2.2              2.3             2.1
                                      -----             -----            -----           -----
Income from operations                  7.0               8.4              5.2             9.3
Interest expense                      (10.1)             (9.4)           (10.3)           (9.2)
Interest income                         0.1               0.1              0.1             0.1
Other income (expense), net             0.7              (0.2)             0.8             0.3
                                      -----             -----            -----           -----
Income (loss) before provision
     for income taxes                  (2.3)             (1.1)            (4.2)            0.5
Provision for income taxes              0.4               1.3             (0.3)            1.4
                                      -----             -----            -----           -----
Net income (loss)                      (2.7)%            (2.4)%           (3.9)%          (0.9)%
                                      =====             =====            =====           =====


THREE MONTHS ENDED JUNE 30, 2001

Net sales for the current quarter decreased $2.5 million or 4.9% compared to the second quarter of 2000. In North America, net sales in the second quarter declined $1.9 million or 5.4% due principally to a substantially weaker North American economy and increased competition and pricing pressures in the Company's Water Systems' business. In Europe, second quarter sales decreased $0.6 million or 3.8% due primarily to the weakness of the Euro. If the value of the Euro had remained at the average level of 2000, net sales for the current period would have been $16.8 million, representing an increase of $0.3 million over the comparable 2000 period.

Gross profit for the current quarter of 2001 decreased $0.6 million or 5.1% compared to the second quarter of 2000. Gross profit as a percentage of net sales was consistent at 23.1% in 2001 versus 23.2% in 2000. The modest percentage change is attributable to lower production volumes offset by continuing cost reduction efforts and improvements in labor productivity at all of the Company's manufacturing locations.

Selling, General and Administrative expenses for the current quarter of 2001 of $6.7 million were comparable to the expenses of $6.5 million for the second quarter of 2000.

Earnings before interest expense, taxes, depreciation and amortization (EBITDA) for the current quarter of 2001 decreased $0.7 million to $7.0 million from $7.7 in the second quarter of 2000 principally as a result of the decline in net sales. As a percentage of net sales, EBITDA decreased from 14.9% in 2000 to 14.3% in 2001.

The net loss for the current quarter of 2001 of $1.3 million compares to a net loss in the second quarter of 2000 of $1.2 million, an absolute change of $0.1 million.

SIX MONTHS ENDED JUNE 30, 2001

Net sales for the first six months of 2001 decreased $10.4 million or 9.8% as compared to the first six months of 2000. In North America, net sales declined $7.7 million or 10.8% due to the same factors as discussed in the Company's second quarter comparison. Net sales in Europe decreased $2.7 million or 7.8% compared to the first six months of 2000 due principally to the weakening of the Euro. If the value of the Euro had remained at the average level of the first six months of 2000, the net sales decline would have been only $0.8 million.

Gross profit for the first six months of 2001 decreased by $4.7 million or 18.3% as compared to the same period in 2000. Gross profit as a percentage to net sales decreased to 21.9% in 2001 from 24.2% in 2000. The lower percentage is attributable to both lower production volumes and lower selling prices offset by continuing cost reduction efforts and improvements in labor productivity at all of the Company's manufacturing locations.

Selling, General and Administrative expenses for the first six months of 2001 of $13.7 million were comparable to expenses of $13.5 million for the first six months of 2000.

Earnings before interest expense, taxes, depreciation and amortization (EBITDA) for the first six months of 2001 decreased $4.8 million to $12.2 million, compared to $17.0 million for the first six months of 2000 principally as a result of the decline in net sales. As a percentage of net sales, EBITDA decreased from 16.1% in 2000 to 12.8% in 2001.

Net loss for the first six months of 2001 was $3.8 million, an absolute change of $2.9 million as compared to a net loss of $0.9 million in the comparable 2000 period.

LIQUIDITY AND CAPITAL RESOURCES

The Company's operating capital (defined as accounts receivable and inventory, less accounts payable) increased $2.2 million from $24.2 million at December 31, 2000 to $26.4 million at June 30, 2001, consistent with seasonal operating levels for the Company's water systems and cylinder lines of business.

The Company has obtained financing under a Bank Credit Agreement (the "Agreement"), as amended on March 30, 2001, which consists of $47.1 million of senior term loans (the "Term Loans") and a $15.0 million revolving credit facility (the "Revolving Credit Facility"). A portion ($3.5 million) of the Term Loans (the "Tranche A Term Loans") will mature on May 13, 2002, with quarterly amortization payments during the term of such loans. The remainder ($43.1 million) of the Term Loans (the "Tranche B Term Loans") will mature on May 13, 2004, with nominal quarterly amortization prior to the maturity of the Tranche A Term Loans and with the remaining amounts amortizing on a quarterly basis thereafter. The Revolving Credit Facility will mature on May 13, 2002. As of June 30, 2001, the amount outstanding under the revolving credit facility was $6.4 million. The Agreement is secured by substantially all the assets of the Company and its domestic subsidiaries.

In November 1996, the Company issued, under an Indenture, $115.0 million of Senior Subordinated Notes due 2006 (the "Notes"). The Notes are unsecured obligations of the Company. The Notes bear interest at the rate of 10.625% per annum payable semi-annually on each June 30 and December 31 commencing on June 30, 1997. The Notes are redeemable at the option of the Company on or after December 31, 2001. From and after December 31, 2001, the Notes will be subject to redemption at the option of the Company, in whole or in part, at various redemption prices, declining from 105.313% of the principal amount to par on and after December 31, 2003. Upon a "Change of Control" (as defined in the Indenture), each Note holder has the right to require the Company to repurchase such holder's Notes at a purchase price of 101% of the principal amount plus accrued interest. The Indenture contains certain affirmative and negative covenants and restrictions. As of June 30, 2001, the Company is in compliance with the various covenants of the Indenture.

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


ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in information relating to market risk since the Company's disclosure included in Item 7A of SEC Form 10-K as filed on April 2, 2001.

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


                                       AMTROL INC.


Date:  August 14, 2001                 By: /s/ ALBERT D. INDELICATO
                                           ------------------------------------
                                           Albert D. Indelicato,
                                           President, Chairman of the Board,
                                           Chief Executive Officer and Director


Date:  August 14, 2001                 By: /s/ LARRY T. GUILLEMETTE
                                           ------------------------------------
                                           Larry T. Guillemette,
                                           Executive Vice President,
                                           Chief Financial Officer and Treasurer