Form 10-Q
period 2001-09-29
AMTROL INC /RI/
filed 2001-11-14
CIK 853547

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition period from to

Commission file number 0-20328

AMTROL Inc. (Exact Name of Registrant as Specified in its Charter)

Rhode Island	05-0246955

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1400 Division Road, West Warwick, RI 02893-1008 (Address of principal executive offices)

Registrant’s telephone number, including area code: (401) 884-6300

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: $.01 Par Value: 100 shares of Common stock as of November 14, 2001.

AMTROL INC. AND SUBSIDIARIES

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2001

AMTROL INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands)

	Unaudited	Audited
	September 30, 2001	December 31, 2000

	ASSETS

Current Assets:

Cash and cash equivalents	$158	$704

Accounts receivable, less allowance for doubtful accounts	32,954	27,591

Inventories	21,646	20,461

Deferred income taxes — Short-term	1,329	1,031

Prepaid expenses and other	2,837	2,638

Total current assets	58,924	52,425

Property, Plant and Equipment, Net	42,256	46,326

Other Assets:

Goodwill	158,457	161,880

Deferred financing costs	3,716	4,572

Deferred income taxes — Long-term	5,095	4,755

Other	1,710	1,146

Total other assets	168,978	172,353

	$270,158	$271,104

	LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:

Current maturities of long-term debt	$3,574	$3,873

Notes payable to banks	7,883	7,010

Accounts payable	22,991	23,869

Accrued expenses	10,062	10,538

Accrued interest	3,457	741

Accrued income taxes	297	1,293

Total current liabilities	48,264	47,324

Other Noncurrent Liabilities	4,427	4,439

Long Term Debt, Less Current Maturities	158,436	159,469

Shareholders’ Equity:

Capital stock $.01 par value — authorized 1,000 shares, 100 shares issued	—	—

Additional paid-in capital	95,629	89,903

Retained deficit	(31,987)	(26,649)

Accumulated other comprehensive loss	(4,611)	(3,382)

Total shareholders’ equity	59,031	59,872

	$270,158	$271,104

The accompanying notes are an integral part of these consolidated financial statements.

AMTROL INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited — in thousands)

	QUARTER ENDED		NINE MONTHS ENDED

	Sept. 30, 2001	Sept. 30, 2000	Sept. 30, 2001	Sept. 30, 2000

Net Sales	$45,417	$46,512	$140,636	$152,117

Cost of Goods Sold	34,418	35,766	108,770	115,840

Gross Profit	10,999	10,746	31,866	36,277

Operating Expenses:

Selling, general and administrative	6,715	6,407	20,391	19,873

Amortization of goodwill	1,112	1,115	3,338	3,348

Income from Operations	3,172	3,224	8,137	13,056

Other Income (Expense):

Interest expense	(4,911)	(4,867)	(14,737)	(14,538)

Interest income	22	80	96	161

License and distributorship fees	73	52	219	157

Other Income (Expense), net	(255)	498	352	732

Income (Loss) before Provision (Benefit) for Income Taxes	(1,899)	(1,013)	(5,933)	(432)

Provision (Benefit) for Income Taxes	(311)	382	(595)	1,878

Net Loss	$(1,588)	$(1,395)	$(5,338)	$(2,310)

The accompanying notes are an integral part of these consolidated financial statements.

AMTROL INC. AND SUBSIDIARIES
Consolidated Statements of Shareholders’ Equity
(Unaudited — in thousands)

Nine Months Ended September 30, 2001

				Accumulated Other
		Additional		Comprehensive	Comprehensive
	Common Stock	Paid-in Capital	Retained Deficit	Income (Loss)	Income (Loss)

Balance, December 31, 2000	$—	$89,903	$(26,649)	$(3,382)	$—

Net loss			(2,455)		(2,455)

Currency translation adjustment	—	—	—	(1,194)	(1,194)

Derivative instrument valuation	—	—	—	(372)	(372)

Repurchase of options and common stock	—	(141)	—	—	—

Balance, March 31, 2001	—	89,762	(29,104)	(4,948)	(4,021)

Net loss	—	—	(1,295)	—	(1,295)

Currency translation adjustment	—	—	—	(440)	(440)

Derivative instrument valuation adjustment	—	—	—	31	31

Repurchase of common stock	—	(100)	—	—	—

Balance, June 30, 2001	—	89,662	(30,399)	(5,357)	(5,725)

Net loss	—	—	(1,588)	—	(1,588)

Currency translation adjustment	—	—	—	1,011	1,011

Derivative instrument valuation adjustment	—	—	—	(265)	(265)

Repurchase of common stock	—	(33)	—	—	—

Issuance of common stock	—	6,000	—	—	—

Balance, September 30, 2001	$—	$95,629	$(31,987)	$(4,611)	$(6,567)

Nine Months Ended September 30, 2000

				Accumulated Other
		Additional		Comprehensive	Comprehensive
	Common Stock	Paid-in Capital	Retained Deficit	Income (Loss)	Income (Loss)

Balance, December 31, 1999	$—	$90,156	$(22,503)	$(2,350)	$—

Net income	—	—	311	—	311

Currency translation adjustment	—	—	—	(931)	(931)

Balance, April 1, 2000	—	90,156	(22,192)	(3,281)	(620)

Net loss	—	—	(1,226)	—	(1,226)

Currency translation adjustment	—	—	—	132	132

Issuance of common stock	—	250	—	—	—

Balance, July 1, 2000	—	90,406	(23,418)	(3,149)	(1,714)

Net loss	—	—	(1,395)	—	(1,395)

Currency translation adjustment	—	—	—	(1,524)	(1,524)

Repurchase of common stock	—	(564)	—	—	—

Balance, September 30, 2000	$—	$89,842	$(24,813)	$(4,673)	$(4,633)

The accompanying notes are an integral part of these consolidated financial statements.

AMTROL INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited — in thousands)

	NINE MONTHS ENDED

	September 30,	September 30,
	2001	2000

Cash Flows Provided by (Used in) Operating Activities:

Net loss	$(5,338)	$(2,310)

Adjustments to reconcile net income (loss) to net cash

provided by (used in) operating activities -

Depreciation and amortization	10,388	10,730

Provision for losses on accounts receivable	116	13

Changes in operating assets and liabilities	(8,504)	(9,471)

Net cash (used in) operating activities	(3,338)	(1,038)

Cash Flows Provided by (Used in) Investing Activities:

Proceeds from sale of property, plant and equipment	70	31

Capital expenditures	(2,767)	(4,545)

Net cash (used in) investing activities	(2,697)	(4,514)

Cash Flows Provided by (Used in) Financing Activities:

Repayment of debt	(54,669)	(29,459)

Issuance of debt	54,452	35,627

Proceeds from issuance of common stock	6,000	250

Repurchase of options and common stock	(274)	(564)

Net cash provided by financing activities	5,509	5,854

Net Increase (Decrease) in Cash and Cash Equivalents	(526)	302

Effect of exchange rate changes on cash and cash equivalents	(20)	(33)

Cash and Cash Equivalents, beginning of period	704	674

Cash and Cash Equivalents, end of period	$158	$943

The accompanying notes are an integral part of these consolidated financial statements.

AMTROL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly, in accordance with generally accepted accounting principles, the financial position, results of operations and cash flows of AMTROL Inc. and its subsidiaries (the “Company”) for the interim periods presented. Such adjustments consisted of only normal recurring items. The results of operations for the interim periods shown in this report are not necessarily indicative of results for any future interim period or for the entire year. These consolidated financial statements do not include all disclosures associated with annual consolidated financial statements and accordingly should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K.

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

Goodwill

The excess of purchase price over the fair value of net assets acquired is allocated to goodwill and is included in other assets. Goodwill is being amortized over 40 years. The Company accounts for long-lived and intangible assets in accordance with Statement of Financing Accounting Standards (“SFAS”) No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of.” The Company continually reviews its intangible assets for events or changes in circumstances that might indicate the carrying amount of the assets may not be recoverable. The Company assesses the recoverability of the assets by determining whether the amortization of such intangibles over their remaining lives can be recovered through projected undiscounted future cash flows. The amount of impairment, if any, is measured based on the fair value of the impaired asset. At September 30, 2001, no such impairment of assets was indicated.

Revenue Recognition

The Company adopted Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements,” as of January 1, 2001. In accordance with SAB No. 101, the Company recognizes revenue only when there is a valid contract or purchase order, which includes a fixed price; the goods have been delivered in accordance with the shipping terms; and there is an expectation that the collection of the revenue is reasonably assured. The cumulative effect of this adoption had no net effect on the accompanying consolidated statements of operations.

The Company has reclassified shipping and handling costs as revenue consistent with the presentation required by Emerging Issues Task Force (“EITF”) 00-10. These amounts were $2.2 million and $7.5 million for the three and nine months ended September 30, 2000, respectively.

Volume Rebates

The Company adopted EITF 00-22, “Accounting for “Points” and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to Be Delivered in the Future” as of January, 2001. EITF 00-22 requires the Company to recognize volume rebate program obligations as a reduction of revenue based on a systematic and rational allocation of the cost of honoring rebates earned and claimed by each customer. The Company historically has recorded an accrual for volume rebates and the cost in the program is recorded against revenue. Accordingly, there was no impact to the Company in adopting EITF 00-22.

Deferred Financing Costs

Deferred financing costs are stated at cost as a component of other assets and are amortized over the life of the related debt using the effective interest method. Amortization of deferred financing costs is included in interest expense.

Foreign Currency Translation

Assets and liabilities of non-U.S. operations have been translated into United States dollars using the rate of exchange existing at the end of the quarter. Shareholders’ equity has been converted using historical exchange rates, and revenues and expenses at the average exchange rates prevailing during the three and nine month periods. The cumulative effect of the resulting translation is reflected as a separate component of shareholders’ equity.

Reclassifications

Certain amounts in prior periods have been reclassified to permit comparison to the current year presentation.

Recent Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This statement supersedes FASB Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of”, and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” This statement provides for use of one accounting model for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and broadens the presentation of discontinued operations to include more disposal transactions. The provisions of this statement are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The Company is currently evaluating what the impact of adopting SFAS No. 144 may have and has not yet determined the effect, if any, on its results of operations or financial condition.

In July 2001, the FASB released SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. As a result of SFAS No. 142, amortization of goodwill to earnings will cease and instead, the carrying value of goodwill will be evaluated for impairment on at least an annual basis. The Company will comply with SFAS No. 141 for any future business combinations and will adopt SFAS No. 142 effective January 1, 2002. The Company is evaluating the impact of adoption of SFAS No. 142 and has not yet determined the effect on its consolidated financial statements. Amortization of goodwill for the three and nine month periods ended September 30, 2001 was $1.1 million and $3.3 million, respectively.

4.	Accounting for Derivative Instruments and Hedging Activities

Effective January 1, 2001, the Company adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities — Deferral of the Effective Date of FASB Statement No. 133 — an Amendment of FASB Statement No. 133” and SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities — an Amendment of FASB Statement No. 133 (collectively SFAS No. 133 as amended)”. These standards were adopted as a change in accounting principle and do not apply retroactively to financial statements of prior periods.

The Company has one derivative contract consisting of an interest rate swap contract and an interest rate cap (the “Contract”) outstanding as of September 30, 2001, with an initial notional amount of $15 million, decreasing on a consistent basis with repayment terms of the underlying debt. Under this arrangement, which will mature on June 30, 2004, the Company receives the 90-day LIBOR rate and pays a fixed rate of 5.85% for the period from January 1, 2001 through maturity, unless LIBOR increases to 7.1%. If LIBOR increases to 7.1%, then the Company continues to receive the 90-day LIBOR rate but now pays the 90-day LIBOR rate for all subsequent periods capped at a maximum of 7.1%. The LIBOR rate has not exceeded 7.1% since inception of the Contract and it was treated, prior to adoption of SFAS No. 133, as a hedge agreement and accounted for as such. The Contract has been designated as a cash flow hedge of variable future cash flows associated with the interest on the Bank Credit Agreement, Tranche B Long Term Debt, through May 13, 2004 (the maturity date of the debt).

As of September 30, 2001, the fair value of the instrument ($0.6 million) was recorded in other non-current liabilities with a corresponding entry to accumulated other comprehensive loss. Subsequent changes in the fair value of the swap will be recorded through accumulated other comprehensive loss (except for changes related to ineffectiveness, which will be recorded currently through net income). The Company does not currently anticipate any ineffectiveness under the hedge.

5.	Inventories

Inventories are stated at the lower of cost or market and were as follows (in thousands):

	September 30,	December 31,
	2001	2000

Raw materials and work in process	$12,247	$10,322

Finished goods	9,399	10,139

	$21,646	$20,461

6.	Long-Term Debt

Revolving Credit and Term Loans

The Company is party to a Bank Credit Agreement dated as of November 13, 1996 (as amended, the “Credit Agreement”), which provides for secured borrowings from a syndicate of lenders. The Company’s obligations under the Credit Agreement are guaranteed by AMTROL Holdings Inc. and each direct and indirect domestic subsidiary of the Company. The Company’s obligations under the Credit Agreement are secured by substantially all assets of the Company and its subsidiaries. The Credit Agreement has been amended on several occasions, most recently on March 30, 2001 (the “March 30 Amendment”). The March 30 Amendment modifies certain covenants and provides for a capital contribution to the Company and purchase of shares by Cypress Merchant Banking Partners L.P. and/or its affiliates (“Cypress”) if necessary to ensure compliance with the financial covenant terms of the Credit Agreement. In addition, on November 13, 2001 the Company entered into a Waiver and Consent to Credit Agreement and Capital Contribution Agreement (the “Waiver”).

Under the Credit Agreement, a portion of the term loans ($2.3 million bearing an interest rate of LIBOR plus 350 basis points) (the “Tranche A Term Loans”) matures on May 13, 2002, with quarterly amortization payments during the term of the loans. The weighted average interest rate on the Tranche A loans for the current nine-month period was 7.98 percent. The Credit Agreement provides for a Revolving Credit Facility, with an available amount of $15.0 million for working capital needs, which also matures on May 13, 2002. The remainder ($38.2 million bearing an interest rate of LIBOR plus 400 basis points) of the Term Loans (the “Tranche B Term Loans”) will mature on May 13, 2004, with nominal quarterly amortization prior to the maturity of the Tranche A Term Loans and with the remaining amounts amortizing on a quarterly basis thereafter. The weighted average interest rate on the Tranche B loans for the current nine month period was 8.48 percent.

Pursuant to the March 30 Amendment, the loans under the Credit Agreement bear interest, at the Company’s option, at either (A) a “base rate” equal to the higher of (i) the federal funds rate plus 0.5% or (ii) the bank’s prime lending rate plus (x) in the case of Tranche A Term Loans and loans under the Revolving Credit Facility, an applicable spread ranging from 1.75% to 2.50% (determined based on the Company’s leverage ratio) or (y) in the case of Tranche B Term Loans, 3.00%; or (B) a “Eurodollar rate” plus (x) in the case of Tranche A Term Loans and loans under the Revolving Credit Facility, an applicable spread ranging from 2.75% to 3.50% (determined based on the Company’s leverage ratio), or (y) in the case of Tranche B Term Loans, 4.00%.

Commitments under the Revolving Credit Facility were reduced to $15.0 million on March 30, 2001. The Revolving Credit Facility will mature on May 13, 2002. As of September 30, 2001, the amount outstanding under the Revolving Credit Facility was $6.2 million.

The Revolving Credit Facility requires the Company to pay a commitment fee on the average daily aggregate unutilized portion of the Revolving Credit Facility at a rate of 0.5% per annum, payable quarterly in arrears, as well as a commission on trade and standby letters of credit of 1.25% per annum of the amount to be drawn under the Credit Agreement.

The Credit Agreement contains a number of covenants that, among other things, restrict the ability of the Company and its subsidiaries to dispose of assets, incur additional indebtedness, incur guaranty obligations, repay other indebtedness or amend other debt instruments, pay dividends, create liens on assets, enter into leases, make investments, make acquisitions, engage in mergers or consolidations, make capital expenditures, engage in certain transactions with subsidiaries and affiliates and otherwise restrict corporate activities. In addition, the Credit Agreement requires compliance with certain financial covenants, including requiring the Company to maintain a minimum level of earnings before income taxes, depreciation and amortization (“EBITDA”), a minimum ratio of EBITDA to interest expense and a maximum ratio of Indebtedness to EBITDA, in each case tested at the end of each fiscal quarter of the Company.

Pursuant to the March 30 Amendment, certain Cypress affiliates contributed equity to the Company in order to ensure compliance with certain covenants of the Credit Agreement. On August 14, 2001, Cypress paid $6.0 million in exchange for shares of common stock. These funds were used by the Company to pay down its Tranche A, Tranche B and revolver debt of $0.4 million, $4.9 million and $0.7 million, respectively.

Under the terms of the March 30 Amendment, an additional contribution of approximately $12.6 million would have been required no later than November 14, 2001. However, pursuant to the terms of the waiver, various lenders which are parties to the Credit Agreement agreed to waive for the fiscal quarter ending September 30, 2001, the compliance requirements of Section 8.12 of the Credit Agreement, which contain financial covenants including required leverage ratios. The Waiver expires on December 27, 2001. For the time period covered by the Waiver, Cypress is not required to make any capital contribution which would have otherwise been required under the March 30 Amendment. The Company agreed to pay the relevant financial institutions delivering executed copies of the Waiver a consent fee consisting of 0.1 percent of the total loan amounts outstanding with respect to such institutions as of the date of the Waiver.

There can be no assurance that the Company will be able to comply with the financial covenants contained in the Credit Agreement after the Waiver expires on December 27, 2001. The Company is currently in negotiations with two financial institutions to obtain alternative financing to the Bank Credit facility with more favorable credit terms. In addition, even if the Company were able to comply with (or obtain further waivers to) the terms of the Credit Agreement, the Company would need to obtain alternative financing during 2002 in order to refinance those provisions of the Credit Agreement which come due, as described above, during 2002.

Senior Subordinated Notes

The Company issued $115.0 million of Senior Subordinated Notes due 2006 (the “Notes”) under an Indenture dated November 1, 1996 (the “Indenture”). The Notes are unsecured senior subordinated obligations of the Company. The Notes bear interest at a rate of 10.625% per annum that is payable semi-annually on each June 30 and December 31 commencing on June 30, 1997.

The Notes are redeemable at the option of the Company on or after December 31, 2001. The Notes will be subject to redemption, in whole or in part, at various redemption prices, declining from 105.313% of the principal amount to par on and after December 31, 2003. Upon a “Change of Control” (as defined in the Indenture), each Note holder has the right to require the Company to repurchase such holder’s Notes at a purchase price of 101% of the principal amount plus accrued interest.

The Indenture contains certain affirmative and negative covenants and restrictions. As of September 30, 2001, the Company was in compliance with the various covenants of the Credit Agreement and the Indenture.

The Company and/or affiliates of the Company, including entities related to Cypress may, from time to time, purchase the Notes previously issued by the Company in the open market or by other means.

7.	Provision for Income Taxes

The effective income tax rates used in the interim consolidated financial statements are estimates of the full year’s rates. For 2001, the difference between the provision computed using the statutory U.S. Federal income tax rate and the provision for income taxes in the accompanying consolidated financial statements is primarily the result of goodwill amortization and foreign operations.

8.	Business Segment Information

The Company’s reportable segments are delineated geographically. In addition to the geographic delineation, the segments are managed separately because of their different product offerings, markets served and cost structures.

The Company’s North American segment operates manufacturing facilities in Rhode Island, Kentucky, Maryland and Ohio, and operates a distribution facility in Ontario, Canada. This segment manufactures and markets products used principally in flow control, storage, heating, and other treatment of fluids. These products are marketed throughout the world but primarily in North America, Western Europe, Asia and Mexico.

The Company’s European segment includes the Company’s facilities in Guimaraes, Portugal, Donaueschingen, Germany and Swarzedz, Poland. The Guimaraes facility manufactures returnable and non-returnable steel gas cylinders for storing cooking, heating and refrigerant gases that are marketed throughout Europe, the Middle East and Africa, as well as the Far East. The Donaueschingen facility manufactures residential and commercial water heaters marketed primarily in Switzerland, Austria and Germany. The Swarzedz facility refurbishes gas cylinders.

The primary criteria by which financial performance is evaluated and resources are allocated include net sales and EBITDA. The following is a summary of key financial data by segment:

	Quarter Ended		Nine Months Ended

	Sept 30,	Sept 30,	Sept 30,	Sept 30,
	2001	2000	2001	2000

Net Sales

North America

United States	$30,488	$31,602	$91,101	$99,881

Other	1,448	1,524	4,153	4,263

Europe

Portugal	11,019	10,353	37,274	39,006

Other	2,462	3,033	8,108	8,967

Consolidated	$45,417	$46,512	$140,636	$152,117

Income from Operations

North America	$2,319	$2,706	$5,051	$10,171

Europe	853	518	3,086	2,885

Consolidated	$3,172	$3,224	$8,137	$13,056

EBITDA

North America	$4,845	$5,263	$12,715	$17,828

Europe	1,290	1,786	5,620	6,271

Consolidated	$6,135	$7,049	$18,335	$24,099

Long-lived assets

North America

United States			$158,152	$165,634

Other			10	16

Europe

Portugal			33,220	33,368

Other			9,331	7,454

Consolidated			$200,713	$206,472

Income from operations for the North American business segment is reduced by goodwill amortization for each year presented. EBITDA is earnings (net income/loss) before interest, taxes, depreciation and amortization. The method of calculating EBITDA is consistent with the definition contained in the Bank Credit Agreement and Senior Subordinated Debt Agreement. Readers of financial statements frequently consider EBITDA a useful tool in evaluating a company’s performance. Therefore, the Company believes that inclusion of EBITDA is useful supplemental information. However, EBITDA is not a measure of true cash flow since it does not incorporate changes in other assets or liabilities that may generate or require cash. EBITDA is not a generally accepted accounting measure. Long-lived assets include property, plant and equipment and goodwill.

AMTROL INC. AND SUBSIDIARIES

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The discussion in this section should be read in conjunction with the Notes to Consolidated Financial Statements of the Company included elsewhere.

The Company and its subsidiaries and their representatives may from time to time make written or oral statements, including statements contained in the Company’s filings with the Securities and Exchange Commission (SEC) and in its reporting to customers or vendors, which constitute or contain “forward-looking” statements as that term is defined in the Private Securities Litigation Reform Act of 1995 or the SEC in its rules, regulations and releases.

All statements other than statements of historical facts included in this Form 10-Q regarding the Company’s financial position, strategic initiatives and statements addressing industry developments are forward-looking statements. When incorporated in this discussion, the words “expect(s)”, feel(s)”, “believe(s)”, “anticipate(s)” and similar expressions are intended to identify some of these forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are expressed in good faith and are believed to have a reasonable basis, there can be no assurance that such expectations or beliefs will result or be achieved or accomplished. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The following are some of the important factors that can vary or change or involve substantial risk and cause actual results to differ materially from such expectations: the Company’s ability to successfully implement its business strategy; the availability and cost of raw materials; changes in domestic or foreign government regulation or enforcement policies, particularly related to refrigerant gas and building and energy efficiency requirements; development of competing technologies; acceptance of the Company’s existing and planned new products in international markets; competition in the Company’s markets, particularly price competition and competition from abroad; the rate of growth of developing economies and demand for the Company’s products; the ultimate cost of future warranty claims; whether the Company succeeds in acquiring new businesses; availability of capital; the business abilities and judgment of personnel; and general economic, financial and business conditions, both domestic and international.

Results of Operations

The following table sets forth, for the periods indicated, the percentages of the Company’s net sales represented by certain income and expense items in the Company’s Consolidated Statements of Operations:

	QUARTER ENDED		NINE MONTHS ENDED

	September 30,	September 30,	September 30,	September 30,
	2001	2000	2001	2000

Net sales	100.0%	100.0%	100.0%	100.0%

Cost of goods sold	75.8	76.9	77.3	76.2

Gross profit	24.2	23.1	22.7	23.8

Selling, general and administrative expenses	14.8	13.8	14.5	13.1

Amortization of goodwill	2.4	2.4	2.4	2.2

Income from operations	7.0	6.9	5.8	8.5

Interest expense	(10.8)	(10.5)	(10.5)	(9.5)

Interest income	0.0	0.2	0.1	0.1

Other income (expense), net	(0.4)	1.2	0.4	0.6

Income (loss) before provision for income taxes	(4.2)	(2.2)	(4.2)	(0.3)

Provision for income taxes	(0.7)	0.8	(0.4)	1.2

Net income (loss)	(3.5)%	(3.0)%	(3.8)%	(1.5)%

Three Months Ended September 30, 2001

Net sales for the current quarter decreased $1.1 million or 2.4% compared to the third quarter of 2000. In North America, net sales in the third quarter declined $1.2 million or 3.6% due to a decline in volume attributable to continuing weakness in the North American economy, pricing pressures and shifts in product mix. In Europe, third quarter sales increased $0.1 million or 0.1%.

Gross profit for the current quarter increased $0.2 million or 2.4% compared to the third quarter of 2000. Gross profit as a percentage of net sales improved to 24.2% in 2001 from 23.1% in 2000. The percentage change is attributable to continuing cost reduction efforts and improvements in labor productivity at all of the Company’s manufacturing locations, offset in part, by lower production volumes.

Selling, general and administrative expenses for the current quarter of $6.7 million were higher than the expenses of $6.4 million for the third quarter of 2000. The increase is principally due to specific marketing initiatives.

Other income (expense), net for the current quarter was a $0.3 million expense compared to income of $0.5 million last year. This decrease is principally the result of exchange losses on non-escudo based receivables recorded by the Company’s Portuguese subsidiary this year.

Earnings before interest expense, taxes, depreciation and amortization (EBITDA) for the current quarter of 2001 decreased $0.9 million to $6.1 million from $7.0 million in the third quarter of 2000 principally as a result of the decline in net sales, higher selling, general and administrative expenses and exchange losses, mitigated by the favorable impacts of cost reduction efforts and improved labor productivity. As a percentage of net sales, EBITDA decreased to 13.5% in 2001 from 15.2% in 2000.

The net loss for the current quarter of $1.6 million compares to a net loss in the third quarter of 2000 of $1.4 million.

Nine Months Ended September 30, 2001

Net sales for the first nine months of 2001 decreased $11.5 million or 7.5% as compared to the first nine months of 2000. In North America, net sales declined $8.9 million or 8.5% due principally to a decline in volume attributable to a continuing weakness in the North American economy, pricing pressures and shifts in product mix. Net sales in Europe decreased $2.6 million or 5.4% compared to the first nine months of 2000 due principally to the weakening of the Euro and Euro linked currencies. If the value of the Euro and Euro linked currencies had remained at the average level of the first nine months of 2000, the decline in net sales would have been only $0.3 million.

Gross profit for the first nine months of 2001 decreased by $4.4 million or 12.2% as compared to the same period in 2000. Gross profit as a percentage of net sales decreased to 22.7% in 2001 from 23.9% in 2000. The lower percentage is attributable to both lower production volumes and lower selling prices offset by continuing cost reduction efforts and improvements in labor productivity at all of the Company’s manufacturing locations.

Selling, general and administrative expenses for the first nine months of 2001 of $20.4 million were higher than expenses of $19.9 million for the first nine months of 2000. The increase is attributable principally to specific marketing initiatives.

Other income (expense), net for the current nine months was income of $0.4 million compared to income of $0.7 million last year. This decrease is due principally to exchange losses on non-escudo based receivables recorded by the Company’s Portuguese subsidiary this year.

Earnings before interest expense, taxes, depreciation and amortization (EBITDA) for the first nine months of 2001 decreased $5.8 million to $18.3 million, compared to $24.1 million for the first nine months of 2000 principally as a result of the decline in net sales, higher selling, general and administrative expenses and exchange losses, mitigated by the favorable impacts of cost reduction efforts and improved labor productivity. As a percentage of net sales, EBITDA decreased to 13.0% in 2001 from 15.8% in 2000.

Net loss for the first nine months of 2001 was $5.3 million compared to a net loss of $2.3 million in the comparable 2000 period.

Liquidity and Capital Resources

The Company’s operating capital (defined as accounts receivable and inventory, less accounts payable) increased $7.4 million from $24.2 million at December 31, 2000 to $31.6 million at September 30, 2001, consistent with seasonal operating levels.

For the current three month period, the Company generated $1.1 million in cash from operating activities, representing an increase of $0.5 million from the comparable quarter last year. The increase principally was due to lower working capital requirements.

The Company’s investing and financing activities during the current three month period included retiring $5.5 million of debt and investing $1.2 million in capital expenditures. These transactions were funded by the proceeds received from the purchase of common stock by Cypress in August 2001 and cash flow generated from operating activities.

The Company has obtained financing under a Bank Credit Agreement (the “Credit Agreement”), which has been amended on several occasions, most recently on March 30, 2001, consisting of $40.5 million of senior term loans (the “Term Loans”) and a $15.0 million revolving credit facility (the “Revolving Credit Facility”). A portion, $2.3 million bearing an interest rate of LIBOR plus 350 basis points of the Term Loans (the “Tranche A Term Loans”) that requires quarterly amortization payments during the term of the loan and the Revolving Credit Facility will mature on May 13, 2002. In November 1996, the Company issued, under an Indenture, $115.0 million of Senior Subordinated Notes due 2006 (the “Notes”). The Notes are unsecured obligations of the Company. The Notes bear interest at the rate of 10.625% per annum payable semi-annually on each June 30 and December 31 commencing on June 30, 1997. The Notes are redeemable at the option of the Company on or after December 31, 2001. From and after December 31, 2001, the Notes will be subject to redemption at the option of the Company, in whole or in part, at various redemption prices, declining from 105.313% of the principal amount to par on and after December 31, 2003. The terms of the Indenture and the Credit Agreement and recent amendments, including the Waiver through December 26, 2001 of compliance with certain financial covenants, are further described in Note 6 to the Financial Statements titled “Long-Term Debt”.

There can be no assurance that the Company will be able to comply with the financial covenants contained in the Credit Agreement after the Waiver expires on December 27, 2001. The Company is currently in negotiation with two financial institutions to obtain alternative financing to the Bank Credit Facility with more favorable credit terms. In addition, even if the Company were able to comply with (or obtain further waivers to) the terms of the Credit Agreement, the Company would need to obtain alternative financing during 2002 in order to refinance those provisions of the Credit Agreement which come due, as described above, during 2002.

The Company’s total capital expenditures for 2001 are projected to be approximately $4.0 million. The planned 2001 expenditures will be used for repair and replacement of existing equipment along with various cost reduction and new product development opportunities.

The Company intends to fund its future working capital, capital expenditures and debt service requirements through cash flow generated from operations and borrowings under the Revolving Credit Facility provided under the Credit Agreement and through the use of available cash balances. Management believes that cash generated from operations, together with borrowings available under the Revolving Credit Facility, will be sufficient to meet the Company’s working capital and capital expenditure needs in the foreseeable future. The Company may consider other options available to it in connection with funding future working capital and capital expenditure needs, including bank refinancing.

The Company will continue selectively to pursue strategic acquisitions, such as the acquisitions of AMTROL ALFA and AMTROL NOVA. The Company believes that strategic acquisitions,

both domestic and international, provide an effective means of increasing or establishing a market presence in targeted markets and a means of identifying and introducing new products and technologies in markets where it already has a strong presence. The Company also believes that establishing local manufacturing and distribution facilities in international markets significantly enhances its ability to build strong customer relationships, understand local product preferences and to be price competitive.

Inflation

The Company believes that inflation does not have a material adverse effect on its financial condition or results of operations. However, there can be no assurance that sharply increasing raw material, fuel or other costs will not adversely affect the Company’s financial condition or results of operations.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in information relating to market risk since the Company’s disclosure included in Item 7A of SEC Form 10-K as filed on April 2, 2001.

AMTROL INC. AND SUBSIDIARIES

PART II

Item 1.    Legal Proceedings

From time to time, including the period covered by this report, the Company is named as a defendant in legal actions. These include commercial disputes, agency proceedings and product liability and other claims. Management believes, after review of insurance coverage and consultations with legal counsel, that the ultimate resolution of the pending legal actions as to which it is a party, or can reasonably be expected to be a party, will not have a material adverse effect on the Company’s results of operations or financial condition.

Item 2.    Changes in Securities and Use of Proceeds

None.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Submission of Matters to a Vote of Security Holders

None.

Item 5.    Other Information

None.

Item 6.    Exhibits and Reports on Form 8-K

(a)	Exhibits:

10.1.6 Waiver and Consent to Credit Agreement and Capital Contribution Agreement

(b)	Reports on Form 8-K:

No reports on Form 8-K were filed during the period covered by this report.

AMTROL INC. AND SUBSIDIARIES

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMTROL INC.

Date: November 14, 2001	By:	/s/ ALBERT D. INDELICATO

Albert D. Indelicato, President, Chairman of the Board, Chief Executive Officer and Director

Date: November 14, 2001	By:	/s/ LARRY T. GUILLEMETTE

Larry T. Guillemette, Executive Vice President, Chief Financial Officer and Treasurer