Form 10-K405
period 2001-12-31
AMTROL INC /RI/
filed 2002-04-01
CIK 853547

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

OF 1934

For the fiscal year ended December 31, 2001

OR

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

Registrant’s telephone number, including area code: (401) 884-6300
 Securities registered pursuant to Section 12 (b) of the Act: None
 Securities registered pursuant to Section 12 (g) of the Act: None

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

State the aggregate market value of the Registrant’s voting and non-voting common equity held by non-affiliates as of March 29, 2002: $0

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date: $0.01 Par Value: 100 shares outstanding as of March 29, 2002.

Documents Incorporated by Reference: None

PART I
ITEM 1. BUSINESS
Background
Operations
Products And Markets
Distribution and Marketing
Manufacturing, Raw Materials and Suppliers
Seasonality and Backlog
Patents, Trademarks And Licenses
Competition
Employees
Environmental Matters
ITEM 2. PROPERTIES
ITEM 3. LEGAL PROCEEDINGS
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
ITEM 6. SELECTED FINANCIAL DATA
ITEM 7.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES OF MARKET RISK
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
ITEM 11. EXECUTIVE COMPENSATION
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
PART IV
ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
Report of Independent Public Accountants
Item 14(a)(2) SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
SIGNATURES
EXHIBIT INDEX
EX-10.12 LOAN & SECURITY AGREEMENT (FOOTHILL)
EX-10,13 LOAN & SECURITY AGREEMENT W/CYPRESS
EX-10.14 SUBSIDIARY GUARANTY AGREEMENT (CYPRESS)
EX-10.15 CONTRIBUTION AGREEMENT (CYPRESS)
EX-10.16 SUBSIDIARY GUARANTY (FOOTHILL)
EX-10.17 CONTRIBUTION AGREEMENT (FOOTHILL)
EX-21 SUBSIDIARIES
EX-99 LETTER TO COMMISSION PURSUANT TO TEMP NT 3T

Report of Independent Public Accountants	29

Item 14 (a)(2) Schedule II — Valuation and Qualifying Accounts and Reserves	48

Signatures	49

Exhibit Index	50

Subsidiaries of Registrant	51

PART I

ITEM 1.     BUSINESS

Background

AMTROL Inc., together with its subsidiaries (“AMTROL” or the “Company”), is a leading international designer, manufacturer and marketer of expansion and pressure control products used in water systems applications and selected sectors of the HVAC market. The Company’s principal products include well water accumulators, hot water expansion controls, water treatment products, indirect-fired water heaters and returnable and non-returnable pressure-rated cylinders used primarily to store, transport and dispense refrigerant, heating and cooking gases. Many of these products are based on a technology originated and developed by the Company, involving a pre-pressurized vessel with an internal diaphragm to handle fluids under pressure.

The Company was incorporated in Rhode Island in 1973, and is the successor of a predecessor Rhode Island corporation which was incorporated in 1946. On November 12, 1996, as a result of a merger agreement with AMTROL Holdings Inc. and its wholly owned subsidiary, AMTROL Acquisition Inc., the Company became a wholly-owned subsidiary of AMTROL Holdings Inc., a Delaware corporation controlled by The Cypress Group L.L.C. (“Cypress”). The Company’s principal executive offices are located at 1400 Division Road, West Warwick, Rhode Island 02893 (telephone number: (401) 884-6300).

Operations

AMTROL is a market leader in the manufacture of its principal products and a significant participant in certain European, Middle Eastern, African and Asian cylinder markets. The Company’s prominence is attributable to the strength of its brand names, product breadth, quality and innovation, as well as its marketing, distribution and manufacturing expertise. In addition, AMTROL’s principal markets are highly replacement oriented, with more than 50% of the Company’s core business coming from replacement sales. Sales can be affected by extreme weather conditions, as well as significant changes in economic circumstances.

One of the Company’s strengths is its brand names, which are among the most widely recognized in its markets. For example, the Company’s EXTROL® brand is widely recognized by customers as the leading hot water expansion control tank. Other well-known brand names of the Company include Well-X-Trol®, Therm-X-Trol®, Hot Water Maker®, CHAMPION® and Water Worker®. The Company is a recognized technology leader in virtually all of its core product lines. In fact, many of the Company’s major product lines are considered the industry benchmark, a key strategic marketing advantage.

During its 56-year history, AMTROL has established a strong partnership with wholesalers, supporting a broad distribution network serving approximately 2,000 customers throughout North America. The Company’s strong brand recognition and reputation for quality ensure that nearly every significant plumbing, pump specialty and HVAC wholesaler carries at least one line of its products. This facilitates new product introduction, effectively “pulling” the Company’s new products through its distribution system. The Company also offers a broad range of products, which allows the Company’s customers to consolidate their suppliers and to purchase and manage inventory more efficiently. These factors have established AMTROL’s products as preferred brands and allow the Company to realize premium pricing on most of its premium branded products.

AMTROL ALFA Metalomecânica, S.A. (“AMTROL ALFA”), located in Guimaraes, Portugal, is Europe’s largest manufacturer of reusable steel gas cylinders, distributed worldwide and used principally for the storage of cooking and heating gases. AMTROL ALFA also produces non-returnable gas cylinders supplied to European and Asian customers which are used principally for the storage of refrigerant gases. AMTROL ALFA’s sales presence within the United States continues to increase as well. AMTROL ALFA provides the Company with the potential for a low-cost international manufacturing base for all of the Company’s container products and is an important source of supply for the Company’s international customers.

AMTROL NOVA GmbH & Co. K.G. (“AMTROL NOVA”), located in Donaueschingen, Germany, manufactures high-end residential and commercial water heaters which are marketed primarily in Germany, Switzerland and Austria.

AMTROL Poland Sp z.o.o. (“AMTROL Poland”), located in Swarzedz, Poland refurbishes returnable gas cylinders primarily for the Polish market. AMTROL Poland also provides AMTROL with a favorable manufacturing cost structure and proximity to gas cylinder markets in eastern Europe.

Net sales in geographic regions outside of the United States and Canada, primarily Europe, the Middle East, Africa and the Far East, accounted for 32.7%, 31.4% and 32.2% of the Company’s total net sales in fiscal years 1999, 2000 and 2001, respectively.

The Company continues to review potential acquisitions that may represent good strategic fits with the Company’s lines of business.

Products And Markets

HVAC Products

The Company’s sales to selected sectors of the HVAC market include products such as expansion accumulators, water heaters and pressure-rated cylinders for heating and refrigerant gases. The Company’s residential HVAC products include expansion vessels for heated water, potable water heaters and other accessories used in residential HVAC systems. The Company’s commercial HVAC products are substantially identical in function to those used in residential applications, but may be modified for design codes and the higher operating pressures of larger systems. The Company’s pressure-rated cylinders for refrigerant gases are used mainly in the storage, transportation and dispensing of gases used principally in air conditioning and refrigeration systems. In addition, the AMTROL-ALFA facility produces returnable pressure-rated cylinders for storing gas used in residential and commercial heating and cooking applications.

EXTROLs®. The EXTROL® expansion accumulators, the first of the Company’s products for handling fluid under pressure, redefined the standards for controlling the expansion of water in hydronic heating systems. Earlier systems consisted simply of a vessel containing air, resulting in excessive pressure and corrosion. The Company developed a technology which uses a flexible diaphragm inside a pre-pressurized vessel to maintain the separation of air and water and has applied this technology in other HVAC and water system products. This technology controls pressure in the heating system and minimizes problems related to hot water expansion by allowing the volume of water to increase as the temperature of the water increases within a closed system, thereby substantially reducing operating problems.

Therm-X-Trols®. Therm-X-Trols® accumulate expanded hot water from potable water heaters where flow back into the public water supply is prohibited due to the presence of backflow prevention devices. In response to the Clean Water Act of 1984, certain jurisdictions established local codes to require owners of commercial and residential buildings to install backflow prevention devices in order to prevent the contamination of the public water supply. Local codes adopted by organizations that set standards for most of the United States also require a separate device to handle the expanded water and prevent it from flowing back into the public water supply. The principal alternatives are relief valves, which permit water to drain inside the building, and thermal expansion accumulators, such as the Therm-X-Trol®, which capture the water. Therm-X-Trol® satisfies these code requirements, as well as the codes of certain localities that specifically require a thermal expansion accumulator. Additionally, certain domestic water heater manufacturers specify that their warranties are void if thermal expansion accumulators are not used in conjunction with their products where backflow prevention devices are installed.

Indirect-Fired Water Heaters. In response to market demands for both an abundant supply of hot water and energy conservation, the Company has introduced a line of indirect-fired residential and commercial water heaters, which it manufactures and distributes under the brand name Boiler Mate™. Used in conjunction with a new or existing boiler installed to heat living and work areas, these water heaters offer an alternative to conventional gas and electric potable water heaters and tankless coils. Hot water is generated through the use of heat exchangers and circulators which circulate heated water from the boiler through a coil in the core of the water heater’s reservoir. The Boiler Mate Classic Series™, available in 26 and 41 gallon models, is sold primarily for residential applications. The Boiler Mate Premier Series™, a line of stainless steel models, offers sizes ranging from 60 to 120 gallons for light commercial applications and residential customers who require large amounts of hot water and rapid recovery time.

Pressure-Rated Cylinders. The AMTROL ALFA subsidiary produces and distributes reusable liquid propane gas (“LPG”) cylinders and reusable and non-returnable refrigerant cylinders. AMTROL ALFA is the largest producer of reusable steel gas cylinders in Europe. Reusable LPG cylinders are typically purchased by major gas companies or their distributors who fill the cylinders for customers who use the gas for heating and cooking in residential and commercial applications. In 1998, the Company transferred to AMTROL ALFA a non-returnable cylinder production line previously located in Singapore and began supplying its European and Asian non-returnable gas cylinder customers from AMTROL ALFA. The Company is one of the world’s two largest manufacturers of non-returnable pressure-rated cylinders used in the storage, transport and dispensing of refrigerant gases for air conditioning and refrigeration systems.

In 1999, the Company established AMTROL Poland which refurbishes returnable gas cylinders principally for the Polish market. The Company believes this market offers many substantial growth opportunities for its products. In addition, through the establishment of a cylinder manufacturing platform in Poland, the Company anticipates supporting opportunities that exist in Eastern Europe.

Water Systems Products

AMTROL’s sales of its water systems products consist primarily of water accumulators for residential and commercial well water systems and products for residential water softening and purification.

Well Water Systems. The Company produces and sells well water accumulators for both residential and commercial applications under the brand names Well-X-Trol® Professional® and CHAMPION®, as well as under several other brand and private label programs. Virtually all of the water accumulators sold by the Company incorporate an internally mounted rubber diaphragm that seals an air charge and allows pressure to increase as water fills the plastic-lined vessel. This design serves to control pressure while maintaining the separation of air and water in the vessel, thereby eliminating water logging (absorption of air into water) as well as reducing wear on switches, pump motors and other system components caused by more frequent on/off cycling. A typical well water system consists of a submersible or jet pump located in the well that pumps water to an AMTROL well water accumulator.

The well water accumulator is connected to the plumbing system in order to provide water on demand within a specific range of pressure as controlled by a pressure switch. As the water level and pressure in the vessel decreases, the diaphragm relaxes and the pressure switch causes the pump to cycle on until a certain pressure is achieved in the system.

Water Treatment/Filtration Products. The Company offers a range of products to meet increasing global demand for improved water quality and water pressure. The Company manufactures and markets water softeners under the Water Soft™ brand. Other products such as reverse osmosis accumulators and related systems distributed by the Company can improve the quality of both municipal-supplied water and well water. The Company also manufactures and markets products under the brand name AMTROL Pressuriser® that boosts water pressure where available pressure is not adequate.

Distribution and Marketing

The Company’s principal channel of distribution is plumbing, heating and pump specialty wholesalers. The Company maintains its presence in the United States and Canadian wholesale markets through a network of approximately 45 independent manufacturer’s representatives arranging sales on a commission basis, as well as approximately eight salaried direct sales professionals. To service its customers with greater efficiency, the Company has streamlined its representative network and, through consolidation of multiple lines of business, has brought a broader range of products to its wholesalers. The Company also provides certain of its products to the rapidly growing retail channel through a separate sales force.

At its Education Center, which is an integral part of the Company’s marketing organization, and at Company-sponsored seminars throughout the United States and selected international locations, the Company provides education and training to wholesalers, contractors and engineers, independent sales representatives and their employees to assist them in understanding the technical aspects of their respective customers’ requirements and the Company’s product lines. As the Company educates contractors and engineers about the benefits of the Company’s products, its products are more effectively “pulled” through its distribution system.

Non-returnable refrigerant pressure-rated cylinders are sold to major chemical companies, which produce and package refrigerant gases, and to independent contractors that purchase bulk refrigerants and fill the cylinders. The Company’s major customers for reusable refrigerant gas cylinders are wholesale distributors who sell the products to service providers and refrigerant recovery equipment manufacturers. AMTROL ALFA’s major customers for reusable LPG cylinders are major European gas companies or their distributors.

With the exception of one cylinder customer to whom global sales were approximately 7.4% of total consolidated net sales, no individual customer represented more than five percent of the Company’s net sales in 2001.

Manufacturing, Raw Materials and Suppliers

The Company manufactures its water system and HVAC products primarily at its own facilities. Many of its products depend on the Company’s expertise in pressure vessel construction. The Company takes advantage of the material economies and precision inherent in deep-draw stamping technology to manufacture products of superior performance and life.

During 2001, the Company significantly reduced its manufacturing costs with three primary initiatives. First, plant safety performance continued to show substantial year- to-year improvement resulting from a safety overhaul in 1999. Records indicate that the Company enjoyed its best safety performance in its history. Second, quality metrics continued to reflect the strides made in reducing costs. Scrap and rework numbers improved by over 30% in 2001. Lastly, delivery performance hit new highs in 2001. This was even more significant given the 20% reduction in stated lead times to the customer base instituted in the second half of the year.

The Company’s production system is based on proven world-class manufacturing practices, and all components of this platform receive continuous updating and review for effectiveness. Principal building blocks of the Company’s production system include a visual factory philosophy, waste elimination through the Kaizen process improvement methodology, a formal corrective action response system, mistake-proofing and automatic source inspection, formal variation reduction processes, total preventive maintenance and the promotion of one-piece flow.

In 2001, AMTROL continued to refine and strengthen its manufacturing platform through intensified training and implementation of the Kaizen methodology in order to garner the maximum amount of efficiencies inherent in one-piece flow and waste elimination. In addition, several capital equipment upgrades took place in the Water Systems product line that improved yield and reduced dependency on overtime.

In 2001, most raw material prices in North America were flat to declining. It is anticipated that major commodity purchases in 2002 will reflect price reductions. This includes major categories such as: steel, rubber, corrugate, paint, copper, electricity, natural gas, and freight. Furthermore, it is expected that the Company’s recent efforts to optimize material utilization and to develop the supply base will generate additional savings. In addition, the Company has embarked on a program to source various castings, valves, and machined parts from Asia, which should favorably impact costs in the second half of 2002. Finally, the Company anticipates that it will be able to purchase all of the components it requires without disruption. The Company also believes that its relationships with its suppliers are good.

On March 5, 2002, the United States government imposed tariffs and quotas on a wide range of steel imports for a three-year period. Many of the Company’s products are made from steel or contain steel parts. While the Company has certain purchase orders in place which set the price of steel purchases, not all purchases are covered by purchase orders and the purchase orders do not extend through the period the quotas and tariffs are imposed. Should price increases result from the imposition of these quotas and tariffs, net income and cash flows of the Company could decline.

The condition of the Company’s facilities and capital equipment is considered good, and capital expenditures made during 2001 are expected to yield further plant efficiencies. As a result, the Company anticipates no capacity restraints in 2002. Improved yields and reduced labor content are also anticipated.

The Company continued to leverage its Enterprise Resource Planning (“ERP”) investment made in 2000 & 1999 to improve business process development. As a result, working capital turns and inventory accuracy continued to improve. Several supply chain initiatives including Vendor Managed Inventory and Electronic Data Imaging will be expanded in 2002.

The Company’s quality systems successfully maintained their ISO 9001 certification, the most complete certification in the ISO 9000 Series from the International Organization for Standardization (“ISO”). ISO certification requires periodic audits of the Company’s systems for product design, development, production, installation and servicing, and has become the international standard of quality required for manufacturers serving the European Economic Community, Southeast Asia, the Middle East and Latin America. The three principal North American facilities plan to seek the newly revised ISO9001/2000 certification by December 2002, ahead of the revised standard effective date of December 2003.

Seasonality and Backlog

Although the Company’s sales fluctuate with general economic activity, the effect of significant economic volatility is mitigated by the fact that many of the Company’s markets are highly replacement oriented. While sales of certain of its products are seasonal in nature, the Company’s overall business is not highly seasonal. Due to the generally short lead time of its orders, the Company historically has not carried any material backlog.

Patents, Trademarks And Licenses

While the Company owns a number of patents, the Company believes that its position in its markets depends primarily on factors such as manufacturing expertise, technological leadership, superior service and quality and strong brand name recognition, rather than on patent protection. The Company believes that foreign and domestic competitors have been unable to match the quality of the Company’s branded products.

The Company also holds a number of registered and unregistered trademarks for its products. The Company believes the following registered trademarks, which appear on its products and are widely recognized in its markets, are among those of strategic importance to its business: Well-X-Trol®, Therm-X-Trol®, EXTROL®, Hot Water Maker®, Boiler Mate™, CHAMPION® and Water Worker®.

Competition

The Company is experiencing increasing competition from a number of foreign and U.S. competitors in each of its markets. AMTROL and its competitors in the water systems products and HVAC markets compete principally on the basis of technology, quality, service and price.

Employees

As of December 31, 2001, the Company had 577 employees in the United States, none of whom were represented by collective bargaining units. In addition, the Company had 997 employees in its international operations. Some of the Company’s international employees are represented by unions. The Company considers relations with its employees to be good.

Environmental Matters

Some of the Company’s operations generate or have in the past generated waste materials that are regulated under environmental laws. In the past, certain of the Company’s operations have been named parties in litigation associated with off-site hazardous waste treatment and disposal. Based upon the Company’s experience in matters that have been resolved and the amount of hazardous waste shipped to off-site disposal facilities, the Company believes that any share of costs attributable to it will not be material should any litigation arise or any claims be made in the future. However, there can be no assurance that any liability arising from, for example, contamination at facilities the Company owns or operates or formerly owned or operated (or an entity or business the Company has acquired or disposed of), or locations at which waste or contaminants generated by the Company have been deposited (or deposited by an entity or business the Company has acquired or disposed of) will not arise or be asserted against the Company or entities for which the Company may be responsible in a manner that could materially and adversely affect the Company.

The Company monitors and reviews its procedures and policies for compliance with environmental laws. Based upon the Company’s experience to date, the Company operates in substantial compliance with environmental laws, and the cost of compliance with existing regulations is not expected to have a material adverse effect on the Company’s results of operations, financial condition or competitive position. However, future events, including changes in existing laws and regulations or enforcement policies, may give rise to additional compliance costs which could have a material adverse effect on the Company’s results of operations, financial condition or competitive position.

ITEM 2.     PROPERTIES

The following table sets forth information regarding the Company’s principal properties each of which is owned by the Company unless otherwise indicated:

Location	Square Footage	Principal Use
	(approximate)
West Warwick, RI	270,000	Corporate Headquarters, Manufacturing, and Education Center

Guimaraes, Portugal	196,000	Manufacturing

North Kingstown, RI (a)	206,000	Distribution Center

Donaueschingen, Germany	70,000	Manufacturing and Distribution

Paducah, KY	46,300	Manufacturing

Mansfield, OH (a)	45,000	Manufacturing and Distribution Center

Baltimore, MD	37,000	Manufacturing

Swarzedz, Poland (a)	29,000	Manufacturing

Kitchener, Ontario(a)	18,400	Sales Office and Distribution

Total	917,700

(a)	Leased facilities

The Company believes that its properties and equipment generally are well maintained, in good operating condition and adequate for its present needs. The Company regularly evaluates its manufacturing requirements and believes that it has sufficient capacity to meet its current and anticipated future needs. The inability to renew any short-term real property lease would not have a material adverse effect on the Company’s results of operations, financial condition or competitive position.

ITEM 3.     LEGAL PROCEEDINGS

From time to time, the Company is named as a defendant in legal actions. These include commercial disputes, agency proceedings and product liability, personal injury and other claims. However, management believes, after review of insurance coverage and consultation with legal counsel, that the ultimate resolution of the pending legal actions to which it is a party will not have a material adverse effect on the Company’s results of operations or financial condition.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5.     MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

All of the common stock of the Company is owned by AMTROL Holdings Inc. (“Holdings”) and no trading market exists for the stock. All of the common stock of Holdings is held by affiliates of Cypress and certain officers, directors and employees of the Company, and likewise there is no trading market for Holdings’ stock. For more information, see Item 12, “Security Ownership of Certain Beneficial Owners and Management”.

ITEM 6.     SELECTED FINANCIAL DATA

The selected consolidated financial data presented below for and as of each of the years and periods in the five-calendar-year period ended December 31, 2001 have been derived from the Consolidated Financial Statements of the Company, including the related notes thereto, which have been audited by Arthur Andersen LLP, independent certified public accountants. The information set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and with the Consolidated Financial Statements of the Company, including the related notes thereto, appearing elsewhere in this Form 10-K.

	Year Ended December 31,

	1997	1998(b)	1999	2000	2001

	(In Thousands)
Statement of Operations Data:

Net sales	$186,422	$212,890	$222,053	$197,472	$182,325

Cost of goods sold	141,170	169,355	164,617	151,483	141,278

Provision for abnormal warranty costs	—	4,500	—	—	—

Total cost of goods sold	141,170	173,855	164,617	151,483	141,278

Gross profit	45,252	39,035	57,436	45,989	41,047

Selling, general and administrative expenses	25,723	27,827	28,492	25,821	27,878

Plant closing and reorganization costs	5,500	4,450	—	—	—

Management restructuring	—	3,693	—	—	—

Amortization of goodwill	3,995	4,446	4,463	4,463	4,451

Income (loss) from operations	10,034	(1,381)	24,481	15,705	8,718

Interest (expense), net	(18,256)	(20,344)	(19,083)	(19,070)	(19,101)

License and distributorship fees	245	242	234	210	291

Other income (expense), net	299	1,384	353	1,713	95

Income (loss) before provision (benefit) for income taxes	(7,678)	(20,099)	5,985	(1,442)	(9,997)

Provision (benefit) for income taxes	(30)	(6,728)	4,125	2,704	(1,026)

Income (loss) before extraordinary item	(7,648)	(13,371)	1,860	(4,146)	(8,971)

(Loss) on extraordinary item, net of tax	—	—	—	—	(444)

Net income (loss)	$(7,648)	$(13,371)	$1,860	$(4,146)	$(9,415)

Other Data:

Depreciation and amortization	$11,541	$13,147	$14,003	$14,005	$13,882

Capital expenditures	8,489	9,858	5,798	8,375	4,199

EBITDA (a)	26,887	12,454	38,346	29,963	21,972

Balance Sheet Data (at period end):

Working capital	$22,675	$6,642	$9,001	$5,101	$8,602

Total assets	291,945	300,667	281,745	271,104	264,455

Long-term debt, less current maturities	184,164	173,023	163,385	159,469	157,511

Shareholders’ equity	58,049	65,948	65,303	59,872	58,219

(a)	EBITDA represents income (loss) from operations before plant closing charges, depreciation and amortization. EBITDA is frequently considered by readers of financial statements and therefore the Company believes that inclusion of EBITDA is useful supplemental information. The method of calculating EBITDA is consistent with the Company’s Loan and Security Agreement and Senior Subordinated Notes Agreement. However, EBITDA is not a measure of true cash flow since it does not incorporate changes of other assets and liabilities that may generate or require cash. EBITDA is not a generally accepted accounting measure.

(b)	Adjusted to reflect a change in the method of determining inventory cost from the LIFO method to the FIFO method.

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                   OF OPERATIONS

This section should be read in conjunction with the Consolidated Financial Statements of the Company included elsewhere herein.

The Company and its subsidiaries and their representatives may from time to time make written or oral statements, including statements contained in AMTROL’s filings with the Securities and Exchange Commission (“SEC”) and in its reporting to customers, which constitute or contain “forward-looking” statements as that term is defined in the Private Securities Litigation Reform Act of 1995 or the SEC in its rules, regulations and releases.

All statements other than statements of historical fact included in this Form 10-K and elsewhere relating to the Company’s financial position, strategic initiatives and statements addressing industry developments are forward-looking statements. When incorporated in this discussion, the words “expect(s)”, “feel(s)”, “believe(s)”, “anticipate(s)” and similar expressions are intended to identify some of these forward-looking statements. Forward looking statements include those containing these phrases but also any other statements that are not references to historical fact. Although the Company believes that the expectations reflected in such forward-looking statements are expressed in good faith and are believed to have a reasonable basis, there can be no assurance that such expectations or beliefs will result or be achieved or accomplished. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The following are some of the important factors that can vary or change or involve substantial risk and cause actual results to differ materially from such expectations: the Company’s ability to successfully implement its business strategy; the availability and cost of raw materials; changes in domestic or foreign government regulation or enforcement policies, particularly related to refrigerant gases or cylinders and building and energy efficiency requirements or restrictions or limitations or general reduction in the use of domestic wells; significant weather conditions adverse to the Company’s business; development of competing technologies; acceptance of the Company’s existing and planned new products in international markets; competition in the Company’s markets, particularly price competition; the rate of growth of developing economies and demand for the Company’s products; the ultimate cost of future warranty and other claims relating to the Company’s products and business; whether the Company succeeds in acquiring new businesses; availability of capital; foreign exchange rates; increases in interest rates; the business abilities and judgment of personnel; and general economic, financial and business conditions, both domestically and internationally.

Critical Accounting Policies

In December 2001, the SEC requested that all registrants list their three to five most “critical accounting policies” in the MD&A per Financial Reporting Release No. 60. The SEC indicated that a “critical accounting policy” is one which is both important to the portrayal of the Company’s financial condition and results of operations and requires management’s most difficult subjective or complex judgments, often as a need to make estimates about the effect of matters that are inherently uncertain. The Company believes that the following accounting policies fit this definition.

Revenue Recognition. The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin (“SAB”) No. 101 Revenue Recognition in financial statements as amended by SAB No. 101A and SAB No. 101B. In accordance with SAB No. 101, the Company recognizes revenue only when there is a valid contract or purchase order which includes a fixed price, the goods have been delivered in accordance with the shipping terms; and there is an expectation that the collection of the revenue is reasonably assured. Determination of the criteria are based upon management’s judgments regarding the fixed nature of the price and the ability to collect revenue.

Long-Lived Assets. AMTROL periodically evaluates its long-lived assets for events or changes in circumstances that might indicate the carrying amount of the assets may not be recoverable in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 121. In assessing the recoverability of goodwill, AMTROL must make assumptions regarding estimated undiscounted future cash flows. The amount of impairment, if any, would be measured based on the fair value of the impaired assets. At December 31, 2001, no such impairment exists. Effective for the Company’s 2002 fiscal year, AMTROL will account for its long-lived assets, other than goodwill, under SFAS No. 144. This statement will provide for use of the accounting model for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. For discussions involving accounting for goodwill, see SFAS No. 142 description.

In July 2001, the FASB released SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. As a result of SFAS No. 142, amortization of goodwill to earnings will cease and instead, the carrying value of goodwill will be evaluated for impairment on at least an annual basis. The Company will comply with SFAS No. 141 for any future business combinations and will adopt SFAS No. 142 effective January 1, 2002. The Company has until June 30, 2002 to determine the impact of adopting SFAS No. 142 which may require restatement of prior quarters. Amortization of goodwill for the periods ended December 31, 1999, 2000 and 2001 was $4.5 million, $4.5 million and $4.5 million, respectively.

Warranty. The Company provides for the estimated cost of product warranties at the time revenue is recognized. While the Company engages in extensive product quality programs and processes, including monitoring and evaluating quality of component parts, AMTROL’s warranty obligation is affected by product failure rates, material usage and labor costs incurred in correcting a product failure. Should actual product failure rates differ from management’s estimates, revisions to the estimated warranty reserve may be required.

Results of Operations

The following table sets forth, for the periods indicated, the percentage relationship to net sales of certain items included in the Company’s statement of operations:

	Year Ended December 31

	1999	2000	2001

Net sales	100.0%	100.0%	100.0%

Cost of goods sold	74.1	76.7	77.5

Gross profit	25.9	23.3	22.5

Selling, general and administrative expenses	12.9	13.1	15.3

Amortization of goodwill	2.0	2.2	2.4

Income from operations	11.0	8.0	4.8

Interest expense	(8.6)	(9.7)	(10.5)

Other income, net	0.3	1.0	0.2

Income (loss) before income taxes	2.7	(0.7)	(5.5)

Provision (benefit) for income taxes	1.9	1.4	(0.5)

Income (loss) before extraordinary item	0.8	(2.1)	(5.0)

(Loss) on extraordinary item, net	—	—	(0.2)

Net income (loss)	0.8	(2.1)	(5.2)

Fiscal Year Ended December 31, 2001 Compared to Fiscal Year Ended December 31, 2000.

Net Sales. Net sales in 2001 decreased $15.2 million or 7.7% to $182.3 million from $197.5 million in 2000. In North America, net sales decreased $11.9 million or 8.7% as compared to 2000 due principally to a decline in volume attributable to a continuing weakness in the North American economy, pricing pressures and shifts in product mix. Net sales in Europe decreased $3.3 million or 5.3% as compared to 2000 due principally to the weakening of the Euro against the U.S. dollar. If the value of the Euro had remained at the average level of 2000, reported net sales in Europe for 2001 would have decreased $1.5 million or 2.4% from 2000.

Gross Profit. Gross profit decreased approximately $5.0 million in 2001 to $41.0 million from $46.0 million in 2000. As a percentage of net sales, gross profit in 2001 decreased to 22.5% from 23.3% in 2000. Several factors contributed to the margin decrease, including lower volume, lower selling prices and shifts in product mix. Partially offsetting these decreases were the favorable results of continuing cost reduction efforts and improvements in labor productivity at all of the Company’s manufacturing locations.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $2.1 million or 8.0% in 2001 to $27.9 million from $25.8 million in 2000. The increase was principally due to one-time marketing initiatives in the Company’s principal North American markets.

Other Income, Net. Other income, net for 2001 was $0.1 million as compared to 2000 of $1.7 million. The decrease of $1.6 million was principally attributable to the sale of a parcel of land in 2000.

Income Taxes. Income tax expense decreased $3.7 million in 2001 as compared to 2000 reflecting lower pre-tax earning levels.

Net Income (Loss). The net loss in 2001 of $9.4 million compares to a net loss in 2000 of $4.1 million, an absolute change of $5.3 million.

Earnings Before Interest Expense, Taxes, Depreciation and Amortization (EBITDA). EBITDA in 2001 was $22.0 million compared to $30.0 million in 2000, a decrease of $8.0 million or 26.7%. The decline was the result of a decline in net sales, higher selling, general and administrative expenses mitigated by the favorable impacts of cost reduction efforts and improved labor productivity. As a percentage of sales, EBITDA decreased three percentage points, from 15.2% in 2000 to 12.1% in 2001.

Fiscal Year Ended December 31, 2000 Compared to Fiscal Year Ended December 31, 1999.

Net Sales. Net sales in 2000 decreased $24.6 million or 11.1% to $197.5 million from $222.1 million in 1999. In North America, net sales decreased $14.1 million or 9.4% as compared to 1999 due principally to increased competition and pricing pressures in the Company’s Water Systems markets and a generally weaker North American economy. Net sales in Europe decreased $10.5 million or 14.4% as compared to 1999 due principally to the weakening of the Euro against the U.S. dollar. If the value of the Euro had remained at the average level of 1999, reported net sales for 2000 would have been $8.9 million higher.

Gross Profit. Gross profit decreased $11.4 million in 2000 to $46.0 million from $57.4 million in 1999. As a percentage of net sales, gross profit in 2000 decreased to 23.3% from 25.9% in 1999. Several factors contributed to the margin decrease, including lower volume, lower selling prices, and an increase in certain material costs, most notably steel costs in the Company’s European operations. Partially offsetting these increases were the favorable results of cost reduction efforts and improvements in labor productivity at all of the Company’s manufacturing locations.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $2.7 million or 9.5% in 2000 to $25.8 million from $28.5 million in 1999. The decrease was attributable to lower sales, cost-cutting efforts and substantially reduced accruals for incentive compensation.

Other Income, Net. Other income, net for 2000 was $1.7 million as compared to 1999 of $0.4 million. The increase of $1.3 million was principally attributable to the sale of a parcel of land resulting in pretax income of $1.1 million.

Income Taxes. Income tax expense decreased $1.4 million in 2000 as compared to 1999 reflecting lower pre-tax earning levels.

Net Income (Loss). The net loss in 2000 of $4.1 million compares to a net income in 1999 of $1.9 million, an absolute change of $6.0 million.

Earnings Before Interest Expense, Taxes, Depreciation and Amortization (EBITDA). EBITDA in 2000 was $30.0 million compared to $38.3 million in 1999, a decrease of $8.3 million or 21.7%. As a percentage of sales, EBITDA decreased two percentage points, from 17.3% in 1999 to 15.2% in 2000.

Liquidity and Capital Resources

The Company, on December 26, 2001 completed a refinancing of its senior secured credit facility. In its place, the Company entered into two new credit facilities: a $42.5 million senior first-priority secured credit facility arranged by Foothill Capital Corporation (the “Foothill Facility”) and a $25.0 million senior second-priority secured credit facility with affiliates of The Cypress Group L.L.C. (the “Cypress Facility”). Proceeds from the refinancing were used to repay in full Amtrol’s existing credit facility and to pay fees and expenses related to the refinancing.

The Foothill Facility consists of senior term loans (the “Term Loans”) and a revolving credit facility (the “Revolving Credit Facility”). A portion ($10.2 million) of the Term Loans (the “Term Loan A”) is the lower of (a) $10.5 million and (b) the sum of (i) 80% of the net liquidation percentage of eligible equipment located in North America and (ii) 60% of the fair market value of real property located in North America. $7.5 million of the term loans (the “Term Loan B”) was also created. The Revolving Credit Facility is secured by North American accounts receivable and inventories. Aggregate borrowings under the Revolving Credit Facility are limited to the lesser of (a) $35.0 million less the aggregate outstanding principal amount of the Term Loan A less letter of credit usage, and (b) the borrowing base less letter of credit usage. The Foothill Facility is secured by a lien on all of AMTROL's personal property and assets. For a detailed description of the borrowing base see Section 2.1 of the Loan and Security Agreement (the “Agreement”) between the Company and Foothill Capital Corporation dated December 26, 2001, which is attached as Exhibit 10.12. At December 31, 2001, total availability and aggregate borrowings under the Revolving Credit Facility were $11.8 million and $5.4 million, respectively.

Term Loan A has a five-year maturity with quarterly principal payments of $426,757 commencing April 1, 2002. The outstanding unpaid principal shall be due and payable on the date of termination of the Agreement, whether by its terms, by prepayment, or by acceleration and bears interest at LIBOR plus 3.5%. Term Loan B has a three-year maturity with quarterly principal payments of $312,500 commencing April 1, 2002. The outstanding unpaid principal shall be due and payable on the date of termination of the Agreement, whether by its terms, by prepayment, or by acceleration and bears interest at the greater of the Wells Fargo Reference Rate (approximates the prime rate) plus 3.5% or 9.25%. The Revolving Credit Facility has a five-year maturity. Amounts borrowed under the Revolving Credit Facility may be repaid and reborrowed at any time during the term of the Agreement and bear interest at LIBOR plus 2.5% for LIBOR based borrowings and the Wells Fargo Reference Rate plus 0.5% for non-LIBOR based borrowings. The Agreement contains certain affirmative and negative covenants and restrictions. As of December 31, 2001, the Company was in compliance with the various covenants of the Foothill Agreement.

The Cypress Facility consists of a single $25.0 million term loan (the “Term Loan C”). Term Loan C has a five-year maturity and bears Pay-In-Kind (PIK) interest fixed at 12% per annum paid quarterly, which at the lenders option can be paid in common stock of the Company. In connection with the Cypress Facility, Amtrol Holdings, Inc., which wholly owns AMTROL, has issued the lenders under the Cypress Facility 60,000 warrants to purchase approximately 5.2% of its common stock on a fully diluted basis. The 60,000 warrants, which have an exercise price of $.01, were valued at approximately $3.4 million using the Black-Scholes model. This amount was recorded as a contra-liability against the Term Loan C debt and included in the Company’s equity section. The Company expects that the effective interest rate associated with the Term Loan C will be greater than 12% given the additional interest expense associated with the warrants. For a detailed description of the Cypress Facility, see the Cypress Loan and Security Agreement (the “Cypress Agreement”) between the Company and affiliates of the Cypress Group L.L.C. dated December 26, 2001, which is attached as Exhibit 10.13. The Cypress Loan Agreement contains certain affirmative and negative covenants and restrictions. As of December 31, 2001, the Company was in compliance with the various covenants of the Cypress Agreement.

In 2001, the Company’s cash flow from operating activities was a deficit of $2.7 million, a decrease of $8.0 million from 2000. The decrease was principally the result of lower operating income and higher working capital requirements. In addition to completing the refinancing of its senior credit facility, the Company reduced capital expenditures in 2001 by $4.2 million as compared to 2000 and received the proceeds from the purchase of $6.0 million of common stock by Cypress in August 2001. At December 31, 2001, the Company’s cash balance was $1.0 million versus $0.7 million at December 31, 2000 and excess availability under the new Revolving Credit Facility was $6.4 million.

The Company’s operating working capital (defined as accounts receivable and inventory, less accounts payable) increased approximately $3.1 million from $24.2 million at December 31, 2000 to $27.3 million at December 31, 2001.

Accounts receivable increased $0.9 million or 3.1% from $27.6 million at December 31, 2000 to $28.5 million at December 31, 2001. The increase in accounts receivable was the result of higher December 2001 versus December 2000 sales and slower customer payments, particularly in the Company’s European operations. However, the Company did not experience any significant changes in credit terms, credit utilization or delinquency in accounts receivable in 2001 as compared to 2000.

The Company’s inventories decreased $0.7 million or 3.3% from $20.5 million at December 31, 2000 to $19.8 million at December 31, 2001. The decrease is consistent with the Company’s reduction in sales and efforts to reduce inventories of low-volume products and maintain optimum levels of high-volume products.

Capital expenditures were $5.8 million, $8.4 million and $4.2 million for the years ended December 31, 1999, 2000 and 2001, respectively. Substantially all of the expenditures in 2001 related to ongoing maintenance and upgrading of the Company’s manufacturing technology at all of its production facilities. In 2000, $2.2 million was used to acquire AMTROL Poland’s production line which was previously leased, and $1.0 million was used to enhance and complete the implementation of the Company’s Enterprise Resource Planning System (“ERP”) in North America and at AMTROL ALFA.

On December 18, 2000, the Company sold a parcel of land totaling 11.5 acres adjacent to the Company’s headquarters in West Warwick, Rhode Island. The gross sale price of $2.1 million resulted in the Company recording a net book pre-tax gain of $1.1 million. The net book pre-tax gain was not included in the calculation of EBITDA for purposes of covenant compliance.

In November 1996 the Company issued, under an Indenture, $115.0 million of Senior Subordinated Notes due 2006 (the “Notes”). The Notes are unsecured obligations of the Company. The Notes bear interest at the rate of 10.625% per annum payable semi-annually on each June 30 and December 31 commencing on June 30, 1997. The Notes are redeemable at the option of the Company on or after December 31, 2001. From and after December 31, 2001, the Notes will be subject to redemption at the option of the Company, in whole or in part, at various redemption prices, declining from 105.313% of the principal amount to par on and after December 31, 2003. Upon a “Change of Control” (as defined in the Indenture), each Note holder has the right to require the Company to repurchase such holder’s Notes at a purchase price of 101% of the principal amount plus accrued interest. The Indenture contains certain affirmative and negative covenants and restrictions. As of December 31, 2001, the Company was in compliance with the various covenants of the Indenture.

The Company intends to fund future working capital, capital expenditures and debt service requirements through cash flows generated from operations and borrowings through its Revolving Credit Facility. Management believes that cash generated from operations, together with borrowings available under the Revolving Credit Facility, will be sufficient to meet the Company’s working capital and capital expenditure needs in the foreseeable future. The Company may consider other options available to it in connection with funding future working capital and capital expenditure needs, including the issuance of additional debt and equity securities.

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

The Company believes that anticipated inflation rates will not have a material adverse effect on its results of operations or financial condition. However, there can be no assurance that sharply increasing raw material or fuel costs will not adversely affect the Company’s financial condition or results of operations.

In July 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002 with early adoption permitted. The Company is currently assessing the impact, if any, of adopting SFAS No. 143 on its consolidated financial statements.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES OF MARKET RISK

The Company is exposed to market risk related to foreign currency exchange rates and changes in interest rates, but the impact on 2001 operating results was not material and the expected impact on 2002 operating results is not anticipated to be material. The Company did not use any material financial or other derivative instruments to hedge its foreign currency exposures, which relate primarily to its operations in Portugal and Germany. A significant portion of revenues from the Company’s Portuguese and German operations were denominated in Euros, and when translated into U.S. dollars, can result in higher or lower earnings due to currency fluctuations. Similarly, a significant portion of revenues from the Company’s Polish operations are denominated in Zlotys which, when translated into U.S. dollars, can cause an increase or decrease in earnings from currency fluctuations. For these operations, management believes a hypothetical 10% fluctuation in the exchange rate between these foreign currencies and the U.S. dollar would not have a material impact on expected 2002 net income. The Company believes that its cash flow exposure resulting from its net foreign-currency-denominated asset positions in Portugal, Germany and Poland is not material.

The Company has one derivative contract consisting of an interest rate swap contract and an interest rate cap (the “Contract”) outstanding as of December 31, 2001, with an initial notional amount of $15 million, decreasing on a consistent basis with repayment terms of the underlying debt. Under this arrangement, which will mature on June 30, 2004, the Company receives the 90-day LIBOR rate and pays a fixed rate of 5.85% for the period from January 1, 2001 through maturity, unless LIBOR increases to 7.1%. If LIBOR increases to 7.1%, then the Company continues to receive the 90-day LIBOR rate but now pays the 90-day LIBOR rate for all subsequent periods capped at a maximum of 7.1%. The LIBOR rate has not exceeded 7.1% since inception of the Contract and it was treated, prior to adoption of SFAS No. 133, as a hedge agreement and accounted for as such. The Contract was designated as a cash flow hedge of variable future cash flows associated with the interest on the previous Bank Credit Agreement, Tranche B Long Term Debt, through May 13, 2004 (the maturity date of the debt). However, the swap was redesignated to the Term Loans A and B upon entering into the Foothill Agreement.

The following sensitivity analysis summarizes the potential impact on AMTROL of additional interest expense resulting from a hypothetical 100 basis point increase in the interest rate indices upon which AMTROL’s floating rate debt instruments are based (000):

	Y/E 2001
	Exposure	Hypothetical	Effect on
Variable	to Interest	Change in	Amtrol
Rate Debt	Rate Risk	Rate Index	Interest

Revolver	$5,435	100 bps	$54

Term Loan A	10,242	100 bps	102

Term Loan B	7,500	100 bps	75

	$23,177	100 bps	$231

The Company believes that the potential effects of a hypothetical 100-basis point increase in its floating rate debt instruments are not material to cash flows, net income or EBITDA.

The Company’s Term Loan C and Senior Subordinated Notes are not subject to interest rate risk since the rate of interest on these securities is fixed until their respective maturities.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The index to financial statements is included on page 28 of this report.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                    FINANCIAL DISCLOSURE

None.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information regarding each of the directors and executive officers of the Company:

Name	Age	Position

Albert D. Indelicato	51	President, Chairman of the Board, Chief Executive Officer and Director

Larry T. Guillemette	46	Executive Vice President, Chief Financial Officer and Treasurer

Joseph L. DePaula	47	Vice President-Finance & Corporate Controller

Patricia A. Pickrel	51	Secretary

John P. Cashman	61	Director

Andrew M. Massimilla	60	Director

David P. Spalding	47	Director

James A. Stern	51	Director

Anthony D. Tutrone (1)	37	Director

(1)	Resigned effective February 22, 2002.

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

Joseph L. DePaula became Vice President-Finance & Corporate Controller in April 2001. For the previous five-year period thereto, Mr. DePaula served as Chief Financial Officer of Semi-Alloys Co.

Patricia A. Pickrel, Secretary and General Counsel, joined the Company as General Counsel in 1998 and became Secretary in 1999. Previously, Ms. Pickrel was engaged in the private practice of law.

John P. (“Jack”) Cashman became a Director upon the Merger in November, 1996. In addition, Mr. Cashman served as Chairman of the Board, Chief Executive Officer and President upon the Merger until Mr. Indelicato joined the Company in July 1998. From 1989 until March 1996, Mr. Cashman served as Chairman and Co-Chief Executive Officer of R. P. Scherer Corporation.

Andrew M. Massimilla became a Director of the Company in June 1998. Mr. Massimilla has been the sole proprietor of a consulting firm providing management consulting services to various businesses since 1991.

David P. Spalding became a Director of the Company upon the Merger. Mr. Spalding has been Vice Chairman of Cypress since its formation in April 1994. Prior to joining Cypress, Mr. Spalding was Managing Director in the Merchant Banking Group of Lehman Brothers Inc. since February 1991. Mr. Spalding is also a director of Lear Corporation, William Scotsman, Inc., and Frank’s Nursery & Craft, Inc.

James A. Stern became a Director of the Company upon the Merger. Mr. Stern has been Chairman of Cypress since its formation in April 1994. Prior to joining Cypress, Mr. Stern spent his entire career with Lehman Brothers Inc., most recently as head of the Merchant Banking Group. Mr. Stern is a director of Lear Corporation, Cinemark USA, Inc, Wesco International Inc. and Frank’s Nursery & Craft, Inc.

Anthony D. Tutrone became a Director of the Company upon the Merger. Mr. Tutrone, who resigned effective February 22, 2002, was a managing director of Cypress and was a member of the firm since its formation in April 1994. Prior to joining Cypress, Mr. Tutrone was a member of the Merchant Banking Group of Lehman Brothers, Inc. Mr. Tutrone was also a director of Wesco International Inc. and Danka Business Systems PLC.

Compliance with Section 16(a) of the Securities Exchange Act of 1934.

Not applicable

ITEM 11.    EXECUTIVE COMPENSATION

The following table summarizes the compensation paid or accrued by the Company to its Chief Executive Officer and the four other most highly compensated executive officers who earned more than $100,000 in salary and bonus in 2001 in each case for services rendered in all capacities to the Company during the three year period ended December 31, 2001:

Summary Compensation Table

		Annual
				Long Term
		Compensation (a) (f)		Compensation
				Awards
				Securities
				Underlying	All Other
Name and Principal Position	Year	Salary (b)	Bonus	Options/SARs	Compensation (c)

Albert D. Indelicato (e)	2001	$353,850	$—	—	$9,120

Chairman, President and	2000	350,000	—	—	10,424

Chief Executive Officer	1999	300,000	300,000	30,500 (d)	8,317

Larry T. Guillemette (e)	2001	185,000	—	—	9,911

Executive Vice President,	2000	185,000	—	—	9,878

Chief Financial Officer	1999	159,885	131,100	11,000 (d)	134,610

and Treasurer

Christopher A. Laus (e)	2001	152,250	—	—	7,390

Vice President — Operations	2000	152,150	—	—	9,820

	1999	140,000	110,700	5,000 (d)	60,366

Robert R. Pape (e)	2001	155,485	—	—	8,010

Vice President -	2000	127,413	—	—	1,868

Sales & Marketing	1999	—	—	—	—

Joseph L. DePaula (e)	2001	124,231	—	—	2,853

Vice President — Finance	2000	—	—	—	—

and Corporate Controller	1999	—	—	—	—

(a)	Any perquisites or other personal benefits received from the Company by any of the named executives were substantially less than the reporting thresholds established by the Securities and Exchange Commission (the lesser of $50,000 or 10% of the individual’s cash compensation).

(b)	Includes portion of salary deferred under the Company’s 401(k) Plan.

(c)	Amounts paid in 2001 include the Company’s contributions under the Company’s 401(k) Plan in the amount of $7,107, $8,621, $6,325, $6,986 and $1,667 for Messrs. Indelicato, Guillemette, Laus, Pape, and DePaula, respectively, and premiums paid by the Company with respect to term life and long-term disability insurance purchased for such executive officers in the amount of $2,013, $1,290, $1,065, $1,024 and $1,186 for Messrs. Indelicato, Guillemette, Laus, Pape and DePaula, respectively.

(d)	These are non-qualified options to purchase common stock of Holdings, the parent corporation of the Company. One half of such options are time based and were fully vested on December 31, 2001. The remaining half of such options are performance based and vest based upon annual and cumulative performance.

(e)	Mr. Indelicato, Mr. Guillemette, Mr. Laus, Mr. Pape and Mr. DePaula joined the Company in July 1998, September 1998, September 1998, January 2000 and April 2001, respectively.

(f)	Mr. Thomas Sturiale, a former officer of the Company, would have been listed in this table had he not resigned. Mr. Sturiale’s 1999, 2000 and 2001 salary and other compensation totaled $175,385 and $168,785, $200,000 and $3,345 and $200,000 and $3,658, respectively.

Option Plans

The following table sets forth certain information regarding currently outstanding options held by the directors and named executive officers as of December 31, 2001.

Aggregated Option/SAR Exercises in Last Fiscal Year and Year-End Option/SAR Values

			Number of
			Securities
			Underlying
			Unexercised
	Number of		Option/SARs at
	Securities		Calendar Year	Value of
	Underlying		End 2001	Unexercised
	Options/SARs		Exercisable/	In-the-Money
Name	Exercised	Value Realized($)	Unexercisable	Options/SAR($)

John P. Cashman	0	0	44,796/0	0/0

Albert D. Indelicato	0	0	15,250/15,250	0/0

Larry T. Guillemette	0	0	5,500/5,500	0/0

Andrew M. Massimilla	0	0	10,520/10,519	0/0

Robert R. Pape	0	0	1,500/1,500	0/0

Supplemental Retirement Plans

The Company maintains two Supplemental Retirement Plans: Supplemental Retirement Plan I which covers a former officer and director and Supplemental Retirement Plan II which covers three former officers. In the event a participant in either Supplemental Plan dies after retirement, the participant’s beneficiary will receive any remaining benefits which such participant was entitled to receive at the time of the participant’s death.

Employment Agreements and Other Transactions

The Company has entered into an employment agreement (“Employment Agreement”) with Mr. Indelicato to secure his continued employment with the Company. The Employment Agreement provides for an annual base salary, subject to annual adjustments. In addition, Mr. Indelicato is entitled to participate in incentive compensation plans and all employee benefit arrangements generally appropriate to his responsibilities. In the event Mr. Indelicato’s employment is terminated without cause by the Company, he would be entitled (for a period of 18 months after termination) to continuation of monthly salary, including the pro rata portion of any bonus or other incentive compensation otherwise payable for the fiscal period in which such termination occurs, and maintenance of all life, disability, medical and health insurance benefits to which Mr. Indelicato was entitled immediately prior to termination.

On April 18, 2001, the Company and Mr. Thomas Sturiale entered into an Employment Termination Agreement. Under the terms of the Employment Termination Agreement, Mr. Sturiale continued to receive his base salary of $200,000 through December 31, 2001, and the Company repurchased all outstanding shares of the Company’s common stock held by Mr. Sturiale. The Employment Termination Agreement also includes a non-solicitation/non-compete covenant for the period beginning December 31, 2001 through December 31, 2002.

During calendar 2000, the Company and Mr. Edward J. Cooney entered into a Separation Agreement. Under the terms of the Separation Agreement, Mr. Cooney continued to receive his base salary and was subject to a non-solicitation/non-compete covenant through September 30, 2001.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The Company is a direct, wholly-owned subsidiary of Holdings. The following table sets forth information with respect to the beneficial ownership of Holdings common stock or preferred stock as of March 15 by (i) each person known to the Company to beneficially own more than 5% of Holdings’ outstanding common stock, (ii) each of the Company’s directors and named executive officers and (iii) all directors and executive officers of the Company as a group. Each share of Holdings preferred stock is convertible at any time into one share of Holdings common stock. Unless otherwise indicated below, the persons and entities named in the table have sole voting and investment power with respect to all shares beneficially owned.

	Common Stock		Preferred Stock

	Number	Percentage	Number of	Percentage
Name and Address of Beneficial Owner	of Shares	of Total	Shares	of Total

Cypress Merchant Banking Partners L.P.(a)(c)	847,127	79.9	95,076	93.0

c/o The Cypress Group L.L.C.

65 East 55th Street, 28th Floor

New York, NY 10022

Cypress Offshore Partners L.P.(a)(c)	43,873	4.1	4,924	4.8

c/o The Cypress Group L.L.C.

65 East 55th Street, 28th Floor

New York, NY 10022

John P. Cashman(b)	62,032	5.8	2,235	2.2

Larry T. Guillemette(b)	12,000	1.1	—	—

Albert D. Indelicato(b)	33,750	3.2	—	—

Andrew M. Massimilla(b)	21,039	2.1	—	—

Robert R. Pape(b)	3,000	0.3	—	—

Christopher A. Laus	6,050	0.6	—	—

Joseph L. DePaula	—	—	—	—

David P. Spalding(a)	—	—	—	—

James A. Stern(a)	—	—	—	—

Anthony D. Tutrone	—	—	—	—

All directors and executive officers as a group (consisting of 11 persons)	138,871	13.1	2,235	2.2

(a)	Cypress Merchant Banking Partners L.P. and Cypress Offshore Partners L.P. are affiliates of The Cypress Group L.L.C. Messrs. Spalding and Stern are executives of The Cypress Group L.L.C. and may be deemed to share beneficial ownership of the shares shown as beneficially owned by such Cypress entities. Each of such individuals disclaims beneficial ownership of such shares. See Item 10, “Directors and Executive Officers of the Company.”

(b)	Includes 44,796, 11,000, 30,500, 21,039, and 3,000 shares of Common Stock issuable upon exercise of options granted to Messrs. Cashman, Guillemette, Indelicato, Massimilla, and Pape, respectively. See Item 11, “Executive Compensation”.

(c)	Includes 57,046 and 2,954 shares of common stock issuable upon exercise of warrants granted to Cypress Merchant Banking Partners, L.P. and Cypress Offshore Partners, L.P.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

A director of the Company, Mr. Massimilla, provides management consulting services to the Company for which he is paid by the Cypress Group L.L.C. The Company reimburses Cypress for its payments to Mr. Massimilla. During 2001, the amount of such payments was $91,410.

PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) (1) Financial Statements

The following financial statements are included in a separate section of this Report commencing on the page numbers specified below:

(a) (2) Financial Statement Schedule

Schedule II — Valuation and Qualifying Accounts and Reserves for the years ended December 31, 1999, 2000 and 2001.	48

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

(a) (3) Exhibits

See List of Exhibits, Page 49.

(b) Reports filed on Form 8-K

No reports were filed on Form 8-K for the period.

Report of Independent Public Accountants

To AMTROL Inc.:

We have audited the accompanying consolidated balance sheets of AMTROL Inc. and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, comprehensive loss, shareholders’ equity and cash flows for the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AMTROL Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States.

Our audit was made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The financial statement schedule listed in item 14(a)(2) is the responsibility of the Company’s management and is presented for purposes of complying with the Securities and Exchange Commission’s rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, fairly states in all material respects, the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

s/s Arthur Andersen LLP

Boston, Massachusetts

March 1, 2002

AMTROL INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands)
Assets

		Year Ended December 31

	2000		2001

Current Assets:

Cash and cash equivalents	$704		$983

Accounts receivable, less allowance for doubtful accounts of $833 and $1,365 in 2000 and 2001, respectively	27,591		28,456

Inventories (Note 3)	20,461		19,785

Tax refund receivable	1,658		1,623

Deferred income taxes — short-term (Note 6)	1,031		1,739

Prepaid expenses and other	980		680

Total current assets	52,425		53,266

Property, Plant and Equipment, at cost	4,988		4,856

Land Buildings and improvements	12,651		12,462

Machinery and equipment	48,604		51,783

Furniture and fixtures	1,210		1,229

Construction-in-progress and other	7,304		5,243

	74,757		75,573

Less: accumulated depreciation and amortization	28,431		34,381

	46,326		41,192

Other Assets:

Goodwill	161,880		157,292

Deferred financing costs	4,572		4,233

Deferred income taxes — long-term (Note 6)	4,755		7,209

Other	1,146		1,263

	172,353		169,997

	$271,104		$264,455

Liabilities and Shareholders’ Equity

Current Liabilities:

Current maturities of long-term debt (Note 5)	$3,873	$2,218

Notes payable to banks	7,010	7,930

Accounts payable	23,869	20,949

Accrued expenses	10,538	10,856

Accrued interest	741	752

Accrued income taxes	1,293	1,959

Total current liabilities	47,324	44,664

Other Noncurrent Liabilities	4,439	4,061

Long-Term Debt, less current maturities (Note 5)	159,469	157,511

Commitments and Contingencies (Note 9)	—	—

Shareholders’ Equity (Note 10) Capital stock $.01 par value — authorized 1,000 shares, 100 shares issued	—	—

Additional paid-in capital	89,903	99,273

Retained deficit	(26,649)	(36,064)

Accumulated other comprehensive loss	(3,382)	(4,990)

Total shareholders’ equity	59,872	58,219

	$271,104	$264,455

The accompanying notes are an integral part of these consolidated financial statements.

AMTROL INC. AND SUBSIDIARIES

Consolidated Statements of Operations
(In thousands)

	Year Ended December 31

	1999	2000	2001

Net sales (Note 1)	$222,053	$197,472	$182,325

Cost of goods sold (Note 1)	164,617	151,483	141,278

Gross profit	57,436	45,989	41,047

Operating expenses:

Selling	11,130	10,991	11,400

General and administrative	17,362	14,830	16,478

Amortization of goodwill	4,463	4,463	4,451

Income from operations	24,481	15,705	8,718

Other income (expense):

Interest expense	(19,224)	(19,298)	(19,235)

Interest income	141	228	134

License and distributorship fees	234	210	291

Other, net (Note 4)	353	1,713	95

Income (loss) before (benefit) provision for income taxes	5,985	(1,442)	(9,997)

(Benefit) provision for income taxes	4,125	2,704	(1,026)

Income (loss) before extraordinary item	1,860	(4,146)	(8,971)

Extraordinary item, net of tax (Note 2)	—	—	(444)

Net income (loss)	$1,860	$(4,146)	$(9,415)

Consolidated Statements of Comprehensive Loss
(In thousands)

	Year Ended December 31

	1999	2000	2001

Net income (loss)	$1,860	$(4,146)	$(9,415)

Foreign currency translation adjustments	(2,838)	(1,032)	(382)

Derivative instrument valuation	—	—	(511)

Comprehensive loss	$(978)	$(5,178)	$(10,308)

The accompanying notes are an integral part of these consolidated financial statements.

AMTROL INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity
(In thousands)

				Accumulated
		Additional		Other
	Capital	Paid-in	Retained	Comprehensive
	Stock	Capital	(Deficit)	Income (Loss)

Balance, December 31, 1998	$—	$89,823	$(24,363)	$488

Capital contribution	—	333	—	—

Net income	—	—	1,860	—

Currency translation adjustment	—	—	—	(2,838)

Balance, December 31, 1999	—	90,156	(22,503)	(2,350)

Capital contribution	—	310	—	—

Repurchase of options and common stock		(563)	—	—

Net loss	—	—	(4,146)	—

Currency translation adjustment	—	—	—	(1,032)

Balance, December 31, 2000	—	89,903	(26,649)	(3,382)

Capital contribution	—	6,016	—	—

Repurchase of options and common stock	—	(93)	—	—

Net loss	—	—	(9,415)	—

Warrant valuation	—	3,447	—	—

Derivative instrument valuation	—	—	—	(511)

Currency translation adjustment	—	—	—	(1,097)

Balance, December 31, 2001	$—	$99,273	$(36,064)	$(4,990)

The accompanying notes are an integral part of these consolidated financial statements.

AMTROL INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,

	1999	2000	2001

Cash Flows Provided by (used in) Operating Activities:

Income (loss) before extraordinary item	$1,860	$(4,146)	$(8,971)

(Loss) on extraordinary item	—	—	(444)

Adjustments to reconcile net income (loss) to net cash provided by operating activities - Depreciation	8,369	8,297	8,271

Amortization	5,634	5,708	5,611

Provision for losses on accounts receivable	—	13	628

Loss (gain) on sale of fixed assets	107	(1,180)	12

Changes in operating assets and liabilities:

Accounts receivable, net	(3,213)	2,210	(2,330)

Tax refund receivable	14	(888)	(52)

Inventory	492	1,222	238

Deferred income taxes — short-term	881	359	(708)

Prepaid expenses and other current assets	1,400	(80)	289

Other assets	(567)	(936)	(738)

Accounts payable	3,009	2,024	(2,224)

Accrued expenses and other current liabilities	2,263	(6,579)	1,014

Other noncurrent liabilities	(1,643)	(1,105)	(859)

Deferred income taxes — long-term	3,113	337	(2,454)

Net cash provided by (used in) operating activities	21,719	5,256	(2,717)

Cash Flows Used in Investing Activities:

Proceeds from sale of property, plant and equipment	895	2,278	70

Capital expenditures	(5,798)	(8,375)	(4,199)

Net cash used in investing activities	(4,903)	(6,097)	(4,129)

Cash Flows Provided by (Used in) Financing Activities:

Repayment of long term debt	(25,074)	(21,496)	(37,662)

Issuance of long term debt	16,800	18,700	42,550

Repayment of short term debt	(17,988)	(19,528)	(29,156)

Issuance of short term debt	8,790	23,454	29,444

Extinguishment of senior credit facility (Note 5)	—	—	(52,836)

Issuance of new senior debt and warrants (Note 5)	—	—	48,876

Capital contribution	333	310	6,016

Repurchase of options and common stock	—	(563)	(93)

Net cash provided by (used in) financing activities	(17,139)	877	7,139

Net increase (decrease) in cash and cash equivalents	(323)	36	293

Effect of exchange rate changes on cash and cash equivalents	(91)	(6)	(14)

Cash and cash equivalents, beginning of period	1,088	674	704

Cash and cash equivalents, end of period	$674	$704	$983

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)    Basis of Presentation

AMTROL Inc., a Rhode Island corporation, and its wholly-owned subsidiaries (collectively referred to herein as the “Company”), designs, manufactures and markets products used principally in flow control, storage, heating and other treatment of fluids in the water systems market and selected sectors of the heating, ventilating and air conditioning (“HVAC”) market. The Company offers a broad product line of quality fluid handling products and services marketed under widely recognized brand names.

The Company is a wholly-owned subsidiary of AMTROL Holdings, Inc. (“Holdings”), a Delaware corporation formed by The Cypress Group, L.L.C. in 1996 to effect the acquisition of all of the outstanding common stock of the Company. Holdings has no other material assets, liabilities or operations other than those that result from its ownership of the common stock of the Company.

(2)     Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fiscal year

The Company uses a calendar fiscal year and three quarterly interim periods ending on Saturday of the thirteenth week of the quarter.

Revenue Recognition

The Company adopted Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition in Financial Statements, as of January 1, 2001. In accordance with SAB No. 101, the Company recognizes revenue only when there is a valid contract or purchase order, which includes a fixed price; the goods have been delivered in accordance with the shipping terms; and there is an expectation that the collection of the revenue is reasonably assured. The cumulative effect of this adoption had no net effect on the accompanying consolidated statements of operations.

The Company generally recognizes revenue upon shipment of its products to customers. The Company has reclassed shipping/handling fees and costs to revenue consistent with the presentation required by Emerging Issues Task Force (“EITF”) 00-10. An amount of $9.9 million was restated for the twelve months ended December 31, 1999.

(2)    Summary of Significant Accounting Policies (Continued)

Volume Rebates

The Company adopted EITF 00-22, Accounting for “Points” and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to Be Delivered in the Future, as of January, 2001. EITF 00-22 requires the Company to recognize volume rebate program obligations as a reduction of revenue based on a systematic and rational allocation of the cost of honoring rebates earned and claimed by each customer. The Company historically has recorded an accrual for volume rebates and the cost in the program is recorded against revenue. Accordingly, there was no impact to the Company in adopting EITF 00-22.

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

Interest costs, during the construction period, on borrowings used to finance construction of buildings and related property are included in the cost of the constructed property. As of December 31, 2001, the Company had no capitalized interest.

Inventories

The Company’s inventories are stated at the lower of cost or market including material, labor and manufacturing overhead (see Note 3).

Goodwill

The excess of purchase price over the fair value of net assets acquired is allocated to goodwill and is included in other assets. Goodwill is being amortized over 40 years. The Company accounts for long-lived and intangible assets in accordance with Statement of Financing Accounting Standards (“SFAS”) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. The Company continually reviews its intangible assets for events or changes in circumstances which might indicate the carrying amount of the assets may not be recoverable. The Company assesses the recoverability of the assets by determining whether the amortization of such intangibles over their remaining lives can be recovered through projected undiscounted future cash flows. The amount of impairment, if any, is measured based on the fair value of the impaired asset. At December 31, 2001, no such impairment of assets was indicated.

(2)    Summary of Significant Accounting Policies (Continued)

Fair Value of Financial Instruments

In accordance with the requirements of SFAS No. 107, Disclosures About Fair Value of Financial Instruments, the Company has determined the estimated fair value of its financial instruments using appropriate market information and valuation methodologies. Considerable judgment is required to develop the estimates of fair value; thus, the estimates are not necessarily indicative of the amounts that could be realized in a current market exchange. The Company’s financial instruments consist of cash, accounts receivable, accounts payable, senior subordinated notes and bank debt. Based upon information provided by an independent financial advisor, the Company believes that the fair value of the notes is approximately $60 to $65 of a par value of $100. The carrying value of the remaining assets and liabilities is a reasonable estimate of their fair market value at December 31, 2001.

Research and Development Expenses

All costs for research and development, which amounted to approximately $1.1 million, $1.0 million, and $0.8 million for the years ended December 31, 1999, 2000, and 2001, respectively, are charged to general and administrative expenses as incurred.

Deferred Financing Costs

Deferred financing costs are stated at cost as a component of other assets and amortized over the life of the related debt using the effective interest method. Amortization of deferred financing costs is included in interest expense.

As a result of the Company’s refinancing its senior debt, $0.4 million, net of tax, was written off and recorded as a loss on extraordinary item in the accompanying consolidated statement of operations.

Accrued Expenses

Certain customers are allowed a rebate if agreed upon sales targets are achieved for a given year. At December 31, 2000 and 2001, the Company had accrued $3.6 million and $3.8 million, respectively, for such volume allowances. These amounts are included in accrued expenses in the accompanying consolidated balance sheets.

Foreign Currency Translation

Assets and liabilities of non-U.S. operations have been translated into United States dollars using the year-end rate of exchange. Shareholders’ equity has been converted using historical rates, and revenues and expenses at the average exchange rates prevailing during the year. The cumulative effect of the resulting translation was reflected as a separate component of shareholders’ equity.

(2)	Summary of Significant Accounting Policies (Continued)

Stock Options

The Company accounts for employee stock options in accordance with SFAS No. 123, Accounting for Stock Based Compensation. As permitted under SFAS No. 123, the Company applies Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees to account for its stock option plans.

Reclassifications

Certain prior year balances have been reclassified to conform with the current year presentation.

Accounting for Derivative Instruments and Hedging Activities

Effective January 1, 2001, the Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities — Deferral of the Effective Date of FASB Statement No. 133 — an Amendment of FASB Statement No. 133 and SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities — an Amendment of FASB Statement No. 133 (collectively SFAS No. 133 as amended). SFAS No. 133 as amended is required to be adopted no later than the beginning of the first fiscal year beginning on or after June 15, 2000. These standards were adopted as a change in accounting principle and do not apply retroactively to financial statements of prior periods.

The Company has one derivative contract consisting of an interest rate swap contract and an interest rate cap (the “Contract”) outstanding as of December 31, 2001, with an initial notional amount of $15 million. Under this arrangement, which will mature on June 30, 2004, the Company receives the 90-day LIBOR rate and pays a fixed rate of 5.85% for the period from January 1, 2001 through maturity, unless LIBOR increases to 7.1%. If LIBOR increases to 7.1%, then the Company continues to receive the 90-day LIBOR rate but now pays the 90-day LIBOR rate for all subsequent periods capped at a maximum of 7.1%. The LIBOR rate has not exceeded 7.1% since inception of the Contract and it was treated, prior to adoption of SFAS No. 133, as a hedge agreement and accounted for as such. The Contract was redesignated as a cash flow hedge of variable future cash flows associated with the Foothill Agreement Term Loan A and B Debt.

As of December 31, 2001, the fair value of the instrument ($0.5 million) was recorded in other non-current liabilities with a corresponding entry to accumulated other comprehensive loss. Subsequent changes in the fair value of the swap will be recorded through accumulated other comprehensive loss (except for changes related to ineffectiveness, which will be recorded currently through net income). The Company did not realize any material ineffectiveness during 2001 and does not currently anticipate any material ineffectiveness under the hedge for 2002.

Recent Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement supersedes SFAS Statement No. 121, Accounting for the Impairment of Long-Lived

Assets and for Long-Lived Assets to Be Disposed of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. This statement provides for use of one accounting model for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and broadens the presentation of discontinued operations to include more disposal transactions. The provisions of this statement are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The Company is currently evaluating what the impact of adopting SFAS No. 144 may have and has not yet determined the effect, if any, on its results of operations or financial condition.

In July 2001, the FASB released SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. As a result of SFAS No. 142, amortization of goodwill to earnings will cease and instead, the carrying value of goodwill will be evaluated for impairment on at least an annual basis. Impairment charges, if any, associated with the initial adoption will be retroactively recorded as cumulative effect of a change in accounting principle during 2002. The Company will comply with SFAS No. 141 for any future business combinations and will adopt SFAS No. 142 effective January 1, 2002. The Company is evaluating the impact of adoption of SFAS No. 142 and has not yet determined whether any impairment loss will be required to be recorded in its consolidated financial statements in 2002. Amortization of goodwill for the periods ended December 31, 1999, 2000 and 2001 was $4.5 million, $4.5 million and $4.5 million, respectively.

In July 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002 with early adoption permitted. The Company is currently assessing the impact, if any, of adopting SFAS No. 143 on its consolidated financial statements.

(3)    Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market and consist of the following at December 31 (in thousands):

	2000	2001

Raw materials and work in process	$10,322	$11,120

Finished goods	10,139	8,665

	$20,461	$19,785

(4)    Sale of Property

On December 18, 2000, the Company sold a parcel of land totaling 11.5 acres adjacent to the Company’s headquarters in West Warwick, Rhode Island. The gross sale price of $2.1 million resulted in the Company recording a net book pre-tax gain of $1.1 million. The net book pre-tax gain was not included in the calculation of EBITDA for purposes of covenant compliance, consistent with the provisions of the previous credit agreement.

(5)    Long-term Debt and Notes Payable to Banks

Revolving Credit and Term Loans — New Financing

The Company, on December 26, 2001 completed a refinancing of its senior secured credit facility. In its place, the Company entered into two new credit facilities: a $42.5 million senior first-priority secured credit facility arranged by Foothill Capital Corporation (the “Foothill Facility”) and a $25.0 million senior second-priority secured credit facility with affiliates of The Cypress Group L.L.C. (the “Cypress Facility”). Proceeds from the refinancing were used to repay in full AMTROL’s existing credit facility and to pay fees and expenses related to the refinancing.

The Foothill Facility consists of senior term loans (the “Term Loans”) and a revolving credit facility (the “Revolving Credit Facility”). A portion ($10.2 million) of the Term Loans (the “Term Loan A”) is the lower of (a) $10.5 million and (b) the sum of (i) 80% of the net liquidation percentage of eligible equipment located in North America and (ii) 60% of the fair market value of real property located in North America. $7.5 million of the term loans (the “Term Loan B”) was also created. The Revolving Credit Facility is secured by North American accounts receivable and inventories. Aggregate borrowings under the Revolving Credit Facility are limited to the lesser of (a) $35.0 million less the aggregate outstanding principal amount of the Term Loan A less letter of credit usage, and (b) the borrowing base less letter of credit usage. At December 31, 2001, total availability and aggregate borrowings under the Revolving Credit Facility were $11.8 million and $5.4 million, respectively.

Term Loan A has a five-year maturity with quarterly principal payments of $426,757 commencing April 1, 2002. The outstanding unpaid principal shall be due and payable on the date of termination of the Agreement, whether by its terms, by prepayment, or by acceleration and bears interest at LIBOR plus 3.5%. Term Loan B has a three-year maturity with quarterly principal payments of $312,500 commencing April 1, 2002. The outstanding unpaid principal shall be due and payable on the date of termination of the Agreement, whether by its terms, by prepayment, or by acceleration and bears interest at the greater of the Well Fargo Reference Rate (approximates the prime rate) plus 3.5% and 9.25%. The Revolving Credit Facility has a five-year maturity. Amounts borrowed under the Revolving Credit Facility may be repaid and reborrowed at any time during the term of the Agreement and bear interest at LIBOR plus 2.5% for LIBOR based borrowings and the Wells Fargo Reference Rate plus 0.5% for non-LIBOR based borrowings. The Agreement contains certain affirmative and negative covenants and restrictions. As of December 31, 2001, the Company was in compliance with the various covenants of the Agreement.

The Cypress Facility consists of a single $25.0 million term loan (the “Term Loan C”). Term Loan C has a five-year maturity and bears Pay-In-Kind (PIK) interest fixed at 12% per annum paid quarterly, which at the lenders option can be paid in common stock of the Company. In connection with the Cypress credit facility, Amtrol Holdings, Inc., which wholly owns Amtrol, has issued the lenders under the Cypress Facility 60,000 warrants to purchase approximately 5.2% of its common stock on a fully diluted basis. The 60,000 warrants, which have an exercise price of $.01, were valued at $3.4 million using the Black-Scholes model. This amount was recorded as an offset to the Term Loan C debt and included in the Company’s equity section. The Company expects that the effective interest rate associated with Term Loan C will be greater than 12% given the additional interest expense associated with the warrants. The Cypress Agreement contains certain affirmative and negative covenants and restrictions. As of December 31, 2001, the Company was in compliance with the various covenants of the Cypress Agreement. Long-term debt consisted of the following at December 31, (in thousands):

	2000	2001

Revolving Credit Facility	$—	$5,435

Tranche A Term Loan	4,394	—

Tranche B Term Loan	43,318	—

Term Loan A	—	10,241

Term Loan B	—	7,500

Term Loan C	—	21,553

Senior subordinated notes, due 2006, 10.625%	115,000	115,000

Other	630	—

	163,342	159,729

Less: Current maturities of long-term debt	3,873	2,218

	$159,469	$157,511

Long-term debt repayable in each of the next five years is as follows (in thousands):

2003	$2,957

2004	7,020

2005	1,707

2006	145,827
2007	0

$157,511

Revolving Credit and Term Loans — Previous Financing

The Company was party to a Bank Credit Agreement dated as of November 13, 1996 (as amended, the “Credit Agreement”), which provided for secured borrowings from a syndicate of lenders. The Company’s obligations under the Credit Agreement were guaranteed by AMTROL Holdings Inc. and each direct and indirect domestic subsidiary of the Company. The Company’s obligations under the Credit Agreement were secured by substantially all assets of the Company and its subsidiaries. The Credit Agreement was amended on several occasions, most recently on March 30, 2001 (the “March 30

Amendment”). The March 30 Amendment modified certain covenants and provided for a capital contribution to the Company and purchase of shares by Cypress Merchant Banking Partners L.P. and/or its affiliates (“Cypress”) if necessary to ensure compliance with the financial covenant terms of the Credit Agreement. In addition, on November 13, 2001 the Company entered into a Waiver and Consent to Credit Agreement and Capital Contribution Agreement (the “Waiver”).

Under the Credit Agreement, a portion of the term loans were bearing an interest rate of LIBOR plus 350 basis points (the “Tranche A Term Loans”) and were to mature on May 13, 2002, with quarterly amortization payments during the term of the loans. The weighted average interest rate on the Tranche A loans for the approximate 12 months ended December 31, 2001 period was 7.56 percent. The Credit Agreement provided for a Credit Facility, with an available amount up to $15 million for working capital needs, which would have matured on May 13, 2002. The remainder of the Term Loans were bearing an interest rate of LIBOR plus 400 basis points (the “Tranche B Term Loans”) which would have matured on May 13, 2004, with nominal quarterly amortization prior to the maturity of the Tranche A Term Loans and with the remaining amounts amortizing on a quarterly basis thereafter. The weighted average interest rate on the Tranche B loans for the approximate 12 month period ended December 31, 2001 was 8.06 percent.

Senior Subordinated Notes

The Company issued $115.0 million of Senior Subordinated Notes due 2006 (the “Notes”). The Notes are unsecured obligations of the Company. The Notes bear interest at a rate of 10.625% per annum which is payable semi-annually on each June 30 and December 31 commencing on June 30, 1997. The Notes are redeemable at the option of the Company on or after December 31, 2001. The Notes will be subject to redemption, in whole or in part, at various redemption prices, declining from 105.313% of the principal amount to par on and after December 31, 2003. Upon a “Change of Control” (as defined in the Indenture), each Note holder has the right to require the Company to repurchase such holder’s Notes at a purchase price of 101% of the principal amount plus accrued interest. The Indenture contains certain affirmative and negative covenants and restrictions. As of December 31, 2001, the Company was in compliance with the various covenants of the Notes.

The Company and/or affiliates of the Company, including entities related to Cypress may, from time to time, purchase the Notes previously issued by the Company in the open market or by other means.

Short-Term Debt

AMTROL ALFA has available revolving credit facilities with local banks providing for short-term working capital loans of up to the equivalent of approximately $9.0 million. Borrowings under these agreements accrue interest at LISBOR plus a premium ranging from 0.725% to 1.00%. The balance outstanding at December 31, 2001 was approximately $6.4 million. The highest amount outstanding under these facilities in 2001 was approximately $8.8 million.

AMTROL NOVA has available revolving credit facilities with local banks providing for short-term working capital loans of up to the equivalent of approximately $1.9 million. Borrowings under the agreement accrue interest at prevailing market rates which averaged approximately 8.25% during the period ended December 31, 2001. The balance outstanding at December 31, 2001 was approximately $1.5 million. The highest amount outstanding under the facility in 2001 was approximately $1.6 million.

Cash paid for interest amounted to approximately $18.1 million, $18.1 million, and $18.7 million for the years ended December 31, 1999, 2000 and 2001, respectively.

(6)    Income Taxes

The components of the provision (benefit) for income taxes are as follows (in thousands):

	Year Ended December 31,

	1999	2000	2001

Current:

Federal	$60	$48	$—

State	—	8	50

Foreign	1,000	1,861	1,751

	1,060	1,917	1,801

Deferred:

Federal	2,581	704	(2,151)

State	484	83	(435)

Foreign	—	—	(241)

	3,065	787	(2,827)

	$4,125	$2,704	$(1,026)

The income tax rate reconciliation of the difference between actual and statutory effective tax rates is as follows:

	Year Ended December 31,

	1999	2000	2001

Provision (Benefit)for income taxes at the Federal statutory rate	$2,036	$(490)	$(3,398)

State taxes, net of Federal tax effect	239	(58)	(254)

Goodwill amortization not deductible for tax purposes	1,517	1,517	1,512

Foreign losses not benefited	178	762	1,044

Foreign taxes	(74)	870	302

Other, net	229	103	(232)

Recorded (benefit) provision	$4,125	$2,704	$(1,026)

Significant items giving rise to deferred tax assets and deferred tax liabilities at December 31, 2000 and 2001 are as follows (in thousands):

	2000	2001

Deferred Income Taxes short-term

Warranty reserves — current	$78	$136

Allowance for doubtful accounts	131	154

Plant closing reserve	127	—

Accrued vacation	73	61

UNICAP adjustment	218	234

Accrued management restructuring	348	—

Other	56	1,154

	$1,031	$1,739

	2000	2001

Deferred Income Taxes long-term

Net operating loss carryforward	$6,397	$10,821

Accelerated depreciation	(2,880)	(2,690)

Warranty reserves — long-term	899	689

Deferred compensation and restricted stock plan	611	504

LIFO revaluation	375	—

NOL valuation	(764)	(2,115)

Other	117	—

	$4,755	$7,209

The net deferred tax assets are included in the accompanying consolidated balance sheets in deferred income taxes-long-term and deferred income taxes-short-term. Although realization is not assured, management believes it is more likely than not that the full amount of the net deferred tax asset will be realized. However, the amount realizable could be reduced if estimates of future taxable income are reduced. A valuation allowance has been provided for certain foreign net operating loss carryforwards as it is more likely than not that the related deferred tax assets for these carryforwards will not be realizable.

Cash paid for income taxes amounted to $0.3 million, $0.8 million, and $0.5 million for the years ended December 31, 1999, 2000 and 2001, respectively. At December 31, 2001, the Company had net operating loss carryforwards of approximately $22.8 million expiring in 2012 through 2018.

(7)    Pension and Profit Sharing Plans

The Company has a defined contribution 401(k) plan covering substantially all of its domestic employees. Under the Plan, eligible employees are permitted to contribute up to 15% of gross pay, not to exceed the maximum allowed under the Internal Revenue Code. The Company matches each employee contribution up to 6% of gross pay at a rate of $0.25 per $1 of employee contribution. The Company also contributes 3% of each employee’s gross pay up to the Social Security taxable wage base and 4% of amounts in excess of that level up to approximately $0.2 million of wages. Company contributions to the 401(k) plan totaled approximately $0.8 million, $0.7 million and $0.6 million for the years ended December 31, 1999, 2000 and 2001, respectively.

(8)    Lease Commitments

The Company leases certain plant facilities and equipment. Total rental expenses charged to operations approximated $1.4 million, $1.5 million and $1.7 million for the years ended December 31, 1999, 2000 and 2001, respectively. Minimum rental commitments under all non-cancelable operating leases are as follows (in thousands):

2002	$905

2003	196

2004	154

2005	23

2006	3

$1,281

Certain of the leases provide for renewal options.

(9)    Commitments and Contingencies

At December 31, 2001, the Foothill Agreement contained a sublimit to support the issuance of letters of credit in the amount of $3.0 million. At December 31, 2001, letters of credit outstanding amounted to $0.7 million.

The Company is involved in various legal proceedings which, in the opinion of management, will not result in a material adverse effect on its financial condition or results of operations.

(10)   Stock Plans

The stock option plan includes both time vesting and performance-based vesting options. The options which vest over time are subject to fixed plan accounting under APB 25. Under fixed plan accounting, compensation is measured as the intrinsic value of the option at date of grant. The performance-based plans are accounted for as variable plans under APB 25. Under variable plan accounting, the compensation is measured as the intrinsic value of the actual number of shares that are awarded at the then current fair market value of the stock when the performance conditions are satisfied.

Certain key employees and directors have been granted options to purchase common shares of the Company’s parent, AMTROL Holdings Inc, under the AMTROL Holdings 1997 Incentive Stock Plan. As of December 31, 2001, options to purchase 142,335 shares under the 1997 Plan were outstanding. The outstanding options include 44,796 non-qualified options which are exercisable immediately, provided that purchased shares are subject to repurchase by Holdings at the exercise price until such shares vest under certain circumstances. The remaining 97,539 options are non-qualified options issued in 1999 and 2000, 48,770 of which are exercisable.

The Company applies APB opinion No. 25 to account for its stock option plans. Accordingly, pursuant to the terms of the AMTROL Holdings 1997 Incentive Stock Plan, no compensation cost related to the issuance of stock options has been recognized in the Company’s financial statements. During 2001, no options were granted under this plan although a portion of previously issued options did vest. If the Company had determined compensation cost for options under the provisions of SFAS No. 123, in 2001, 2000 and 1999, the Company’s net income would have decreased approximately $0.2 million, $0.1 million and $1.0 million, respectively. The fair value of the options granted or vested in 2001, 2000 and 1999 was estimated using the Black-Scholes option pricing model. The following key assumptions were used to value the options granted: volatility, 20% in 2001 and 0% in 2000 and 1999; weighted average risk free rate, 5.00% for all periods; average expected life, 3 years for all periods. The weighted average fair value per share of the stock options vested or granted in 2001, 2000 and 1999 amounted to $3.42, $13.92 and $13.92, respectively. It should be noted that the option pricing model used was designed to value readily tradeable stock options with relatively short lives. The options granted are not tradeable. However, management believes that the assumptions used and the model applied to value the awards yield a reasonable estimate of the fair value of the options under the circumstances.

(11)   Business Segment Information

The Company adopted SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information, in 1998. AMTROL’s reportable segments are delineated geographically. In addition to the geographic delineation, the segments are managed separately because of their different product offerings, markets served and cost structures.

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

The Company’s European segment includes its facilities in Guimaraes, Portugal, Donaueschingen, Germany and Swarzedz, Poland. The Guimaraes facility manufactures returnable and non-returnable steel gas cylinders for storing cooking, heating and refrigerant gases which are marketed worldwide. The Donaueschingen facility manufactures residential and commercial water heaters marketed primarily in Switzerland, Austria and Germany. The Swarzedz facility refurbishes gas cylinders.

The primary criteria by which financial performance is evaluated and resources are allocated include revenues and EBITDA. The following is a summary of key financial data by segment:

		December 31
	1999	2000	2001

Net Sales to external customers

North America

US	$144,679	$129,991	$117,898

Other	4,855	5,415	5,671

Europe

Portugal	56,971	51,060	48,489

Other	15,548	11,006	10,267

Consolidated	$222,053	$197,472	$182,325

Income from operations

North America	$17,665	$14,731	$7,717

Europe	6,816	974	1,001

Consolidated	$24,481	$15,705	$8,718

EBITDA

North America	$29,130	$24,668	$17,539

Europe	9,216	5,295	4,433

Consolidated	$38,346	$29,963	$21,972

Long-Lived assets

North America

US	$169,554	$164,496	$156,998

Other	21	13	9

Europe

Portugal	35,572	33,982	32,304

Other	8,473	9,715	9,173

Consolidated	$213,620	$208,206	$198,484

Income from operations for the North America business segment above is reduced by goodwill amortization for each year presented. EBITDA is earnings (net income/loss) before interest, taxes, depreciation and amortization. The method of calculating EBITDA is consistent with the definition contained in the Foothill Agreement and the Indenture. Readers of financial statements frequently consider EBITDA a useful tool in evaluating a company’s performance. Therefore, the Company believes that inclusion of EBITDA is useful supplemental information. However, EBITDA is not a measure of true cash flow since it does not incorporate changes of other assets or liabilities that may generate or require cash. EBITDA is not a generally accepted accounting measure. Long-Lived assets include property, plant and equipment and goodwill.

Item 14(a)(2) SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

(in thousands)

	Balance at
	Beginning			Adjustments/	Balance at
Consolidated	of Period	Provision	Recoveries	Write-Offs	End of Period

Year ended December 31, 1999

Allowance for doubtful accounts	$1,594	$—	$—	$(406)	$1,188

Year ended December 31, 2000

Allowance for doubtful accounts	1,188	13	—	(368)	833

Year ended December 31, 2001
Allowance for doubtful accounts	833	628	—	(96)	1,365

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in West Warwick, Rhode Island, on the 29th day of March 2002.

AMTROL Inc.

By: s/s Larry T. Guillemette Larry T. Guillemette
Chief Financial Officer

Date: March 29, 2002

Pursuant to the requirements of the Securities Act of 1934, this registration statement has been signed by the following persons in the capacities and on the date indicated.

Signature	Title	Date

s/s Albert D. Indelicato Albert D. Indelicato	President, Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)	March 29, 2002

s/s Larry T. Guillemette Larry T. Guillemette	Exec. Vice President, Chief Financial Officer, and Treasurer (Principal Financial Officer)	March 29, 2002

s/s John P. Cashman John P. Cashman	Director	March 29, 2002

s/s Andrew M. Massimilla Andrew M. Massimilla	Director	March 29, 2002

s/s David P. Spalding David P. Spalding	Director	March 29, 2002

s/s James A. Stern James A. Stern	Director	March 29, 2002

EXHIBIT INDEX

Exhibit #	Document Description

3.1	Restated Articles of Incorporation of AMTROL Inc. (incorporated by reference from the Company’s Registration Statement on Form S-4, Registration No. 333-18075, declared effective by the Securities and Exchange Commission on January 2, 1997).

3.2	Bylaws of AMTROL Inc. (incorporated by reference from the Company’s Registration Statement on Form S-4, Registration No. 333-18075, declared effective by the Securities and Exchange Commission on January 2, 1997).

4.1	Indenture, dated as of November 1, 1996 between AMTROL Acquisition, Inc. and The Bank of New York (incorporated by reference from the Company’s Registration Statement on Form S-4, Registration No. 333-18075, declared effective by the Securities and Exchange Commission on January 2, 1997).

4.2	Form of 10-5/8% Senior Subordinated Notes due 2006 (included in Exhibit 4.1) (incorporated by reference from the Company’s Registration Statement on Form S-4, Registration No. 333-18075, declared effective by the Securities and Exchange Commission on January 2, 1997).

4.3	First Supplemental Indenture, dated as of November 13, 1996, between AMTROL Inc. and The Bank of New York (incorporated by reference from the Company’s Registration Statement on Form S-4, Registration No. 333-18075, declared effective by the Securities and Exchange Commission on January 2, 1997).

10.1	Credit Agreement, dated as of November 13, 1996, among AMTROL Acquisition, Inc. and AMTROL Holdings, Inc., various lending institutions party thereto, Morgan Stanley Senior Funding, Inc. as documentation agent, and Bankers Trust Company, as administrative agent (incorporated by reference from the Company’s Registration Statement on Form S-4, Registration No. 333-18075, declared effective by the Securities and Exchange Commission on January 2, 1997).

10.1.1	First Amendment to Credit Agreement, dated as of June 24, 1997 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 5, 1997).

10.1.2	Second Amendment to Credit Agreement, dated as of December 12, 1997 (incorporated by reference to Exhibit 7(c) in the Company’s Current Report on Form 8-K dated December 22, 1997).

10.1.3	Third amendment to the Credit Agreement dated as of June 24, 1998 (incorporated by reference to the Company’s Quarterly report on Form 10-Q for the quarter ended July 4, 1998).

10.1.4	Fourth amendment to the Credit Agreement dated as of July 13, 1998 (incorporated by reference to the Company’s Quarterly report on Form 10-Q for the third quarter ended October 3, 1998).

10.1.5	Fifth amendment to the Credit Agreement dated as of March 30, 2001 (incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000).

10.2	AMTROL Inc. Pension Plan and Trust (incorporated by reference from the Company’s Registration Statement on Form S-1, Registration No. 33-48413, declared effective by the Commission on March 18, 1993).*

10.3	Amendments to AMTROL Inc. Pension Plan and Trust (incorporated by reference from the Company’s Registration Statement on Form S-1, Registration No. 33-48413, declared effective by the Securities and Exchange Commission on March 18, 1993).*

10.4	AMTROL Inc. Executive Cash Bonus Plan (incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1994).*

10.5	AMTROL Inc. Supplemental Retirement Plan II (incorporated by reference from the Company’s Registration Statement on Form S-1, Registration No. 33-48413, declared effective by the Commission on March 18, 1993).*

10.6	First Amendment to AMTROL Inc. Supplemental Retirement Plan II (incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995).*

10.10	Employment Agreement dated June 24, 1998 by and between AMTROL Inc. and Albert D. Indelicato (incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998).*

10.11	AMTROL Holdings Inc. 1997 Incentive Stock Plan dated December 16, 1997 (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997).*

10.12	Loan and Security Agreement dated December 26, 2001 among Amtrol Holdings, Inc., Amtrol Inc. and WaterSoft Inc. and Foothill Capital Corporation as the Arranger and Administrative Agent.

10.13	Loan and Security Agreement dated December 26, 2001 among Amtrol Holdings, Inc., Amtrol Inc. and WaterSoft Inc. and Cypress Merchant Banking Partners, L.P. and Cypress Offshore Partners, L.P.

10.14	Subsidiary Guaranty Agreement dated December 26, 2001 among Amtrol International Investments, Inc. and Cypress Merchant Banking Partners, L.P. and Cypress Offshore Partners, L.P.

10.15	Contribution Agreement dated December 26, 2001 among Amtrol Holdings, Inc., Amtrol Inc. and WaterSoft Inc. and Cypress Merchant Banking Partners, L.P. and Cypress Offshore Partners, L.P.

10.16	Subsidiary Guaranty Agreement dated December 26, 2001 among Amtrol International Investments, Inc. and Foothill Capital Corporation.

10.17	Contribution Agreement dated December 26, 2001 among Amtrol Holdings, Inc., Amtrol Inc. and WaterSoft Inc. and Foothill Capital Corporation.

18	Preferability letter regarding change in accounting policy from LIFO to FIFO (incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998).

21	Subsidiaries of AMTROL Inc.

99	Letter to Commission Pursuant to Temporary Note 3T

*	Management contract or compensatory plan arrangement.