Form 10-Q
period 2002-03-31
AMTROL INC /RI/
filed 2002-05-14
CIK 853547

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition period from ______________ to ______________

Commission file number 0-20328

AMTROL Inc.
(Exact Name of Registrant as Specified in its Charter)

Rhode Island (State or Other Jurisdiction of Incorporation or Organization)	05-0246955 (I.R.S. Employer Identification No.)

1400 Division Road, West Warwick, RI 02893-1008
(Address of principal executive offices)

Registrant’s telephone number, including area code:   (401) 884-6300

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes     No  .

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: $.01 Par Value: 100 shares of Common stock as of May 14, 2002.

AMTROL INC. AND SUBSIDIARIES

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2002

INDEX

PAGE

PART I Financial Information

Item 1. Consolidated Balance Sheets -

March 31, 2002 and December 31, 2001	3

Consolidated Statements of Operations -

For the Quarters Ended March 31, 2002 and March 31, 2001	4

Consolidated Statements of Shareholders’ Equity -

For the Quarters Ended March 31, 2002 and March 31, 2001	5

Consolidated Statements of Cash Flows -

For the Quarters Ended March 31, 2002 and March 31, 2001	6

Notes to Consolidated Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3. Quantitative and Qualitative Disclosures About Market Risk	19

PART II Other Information

Item 1. Legal Proceedings	20

Item 2. Changes in Securities and Use of Proceeds	20

Item 3. Defaults Upon Senior Securities	20

Item 4. Submission of Matters to a Vote of Security Holders	20

Item 5. Other Information	20

Item 6. Exhibits and Reports on Form 8-K	20

Signatures	21

AMTROL INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands)

Assets

	Unaudited	Audited
	March 31,	December 31,
	2002	2001

Current Assets:

Cash and cash equivalents	$273	$983

Accounts receivable, less allowance for doubtful accounts	29,711	28,456

Inventories	22,478	19,785

Deferred income taxes — short-term	1,739	1,739

Prepaid expenses and other	2,855	2,303

Total current assets	57,056	53,266

Property, Plant and Equipment, Net	39,304	41,192

Other Assets:

Goodwill	157,368	157,292

Deferred financing costs	4,621	4,233

Deferred income taxes — long-term	7,209	7,209

Other	1,709	1,263

Total other assets	170,907	169,997

	$267,267	$264,455

Liabilities and Shareholders’ Equity

Current Liabilities

Current maturities of long-term debt	$3,054	$2,218

Notes payable to banks	9,068	7,930

Accounts payable	25,309	20,949

Accrued expenses	9,221	10,856

Accrued interest	3,945	752

Accrued income taxes	1,250	1,959

Total current liabilities	51,847	44,664

Other Noncurrent Liabilities	3,670	4,061

Long Term Debt, Less Current Maturities	155,529	157,511

Shareholders’ Equity

Capital stock $.01 par value — authorized 1,000 shares, 100 shares issued	—	—

Additional paid-in capital	99,273	99,273

Retained deficit	(38,104)	(36,064)

Accumulated other comprehensive loss	(4,948)	(4,990)

Total shareholders’ equity	56,221	58,219

	$267,267	$264,455

The accompanying notes are an integral part of these consolidated financial statements.

AMTROL INC. AND SUBSIDIARIES

Consolidated Statements of Operations
(Unaudited — in thousands)

	Quarter Ended

	March 31,	March 31,
	2002	2001

Net sales	$42,542	$46,434

Cost of goods sold	32,622	36,840

Gross profit	9,920	9,594

Operating expenses:

Selling, general and administrative	6,725	6,931

Amortization of goodwill	—	1,113

Income from operations	3,195	1,550

Other income (expense):

Interest expense	(4,808)	(4,882)

Interest income	21	33

License and distributorship fees	25	73

Other, net	(12)	314

Loss before provision (benefit) for income taxes	(1,579)	(2,912)

Provision (benefit) for income taxes	461	(457)

Net loss	($2,040)	($2,455)

The accompanying notes are an integral part of these consolidated financial statements.

AMTROL INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity
(Unaudited — in thousands)

		Quarter Ended March 31, 2002

		Additional		Accumulated Other
	Common	Paid-in	Retained	Comprehensive	Comprehensive
	Stock	Capital	Deficit	Loss	Loss

Balance, December 31, 2001	$—	$99,273	$(36,064)	$(4,990)	$—

Net loss	—	—	(2,040)	—	(2,040)

Derivative instrument valuation adjustment	—	—	—	304	304

Currency translation adjustment	—	—	—	(262)	(262)

Balance, March 31, 2002	$—	$99,273	$(38,104)	$(4,948)	$(1,998)

		Quarter Ended March 31, 2001

		Additional		Accumulated Other
	Common	Paid-in	Retained	Comprehensive	Comprehensive
	Stock	Capital	Deficit	Loss	Loss

Balance, December 31, 2000	$—	$89,903	$(26,649)	$(3,382)	$—

Net loss	—	—	(2,455)	—	(2,455)

Repurchase of options and common stock	—	(141)	—	—	—

Derivative instrument valuation	—	—	—	(372)	(372)

Currency translation adjustment	—	—	—	(1,194)	(1,194)

Balance, March 31, 2001	$—	$89,762	$(29,104)	$(4,948)	$(4,021)

The accompanying notes are an integral part of these consolidated financial statements.

AMTROL INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
(Unaudited — in thousands)

	Quarter Ended

	March 31,	March 31,
	2002	2001

Cash Flows Provided by (Used in) Operating Activities:

Net loss	$(2,040)	$(2,455)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities -

Depreciation and amortization	2,209	3,522

Provision for losses on accounts receivable	32	38

Changes in operating assets and liabilities	(570)	(6,402)

Net cash used in operating activities	(369)	(5,297)

Cash Flows Provided by (Used in) Investing Activities:

Capital expenditures	(512)	(714)

Net cash used in investing activities	(512)	(714)

Cash Flows Provided by (Used in) Financing Activities:

Repayment of debt	(33,085)	(8,148)

Issuance of debt	33,264	14,897

Repurchase of options and common stock	—	(141)

Net cash provided by financing activities	179	6,608

Net Increase (Decrease) in Cash and Cash Equivalents	(702)	597

Effect of exchange rate changes on cash and cash equivalents	(8)	(24)

Cash and cash equivalents, beginning of period	983	704

Cash and cash equivalents, end of period	$273	$1,277

The accompanying notes are an integral part of these consolidated financial statements.

AMTROL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.   Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly, in accordance with generally accepted accounting principles, the Company’s financial position, results of operations and cash flows of AMTROL Inc. and it subsidiaries (the “Company”) for the interim periods presented. Such adjustments consisted of only normal recurring items. The results of operations for the interim periods shown in this report are not necessarily indicative of results for any future interim period or for the entire year. These condensed consolidated financial statements do not include all disclosures associated with annual consolidated financial statements and accordingly should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K.

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

3.   Significant Accounting Policies

Long-Lived Assets

In July 2001, the FASB released SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. As a result of SFAS No. 142, amortization of goodwill to earnings has ceased in 2002 and instead, the carrying value of goodwill will be evaluated for impairment on at least an annual basis. The Company has until June 30, 2002 to evaluate the impact of adoption of SFAS No. 142 and has not yet determined whether any impairment loss will be required to be recorded in its consolidated financial statements. Impairment charges, if any, associated with the initial adoption will be retroactively recorded as a cumulative effect of a change in accounting principle. Amortization of goodwill for the period ended March 31, 2001 was $1.1 million.

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

The Company generally recognizes revenue upon shipment of its products to customers. The Company classifies shipping/handling fees and costs to revenue consistent with the presentation required by Emerging Issues Task Force (“EITF”) 00-10.

Deferred Financing Costs

Deferred financing costs are stated at cost as a component of other assets and amortized over the life of the related debt using the effective interest method. Amortization of deferred financing costs is included in interest expense.

Foreign Currency Translation

Assets and liabilities of non-U.S. operations have been translated into United States dollars using the quarter-end rate of exchange. Shareholders’ equity has been converted using historical rates while revenues and expenses have been converted at the average exchange rates prevailing during the quarter. The cumulative effect of the resulting translation was reflected as a separate component of shareholders’ equity.

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

4.   Long-Term Debt

Revolving Credit and Term Loans — New Financing

The Company, on December 26, 2001 completed a refinancing of its senior secured credit facility. In its place, the Company entered into two new credit facilities: a $42.5 million senior first-priority secured credit facility arranged by Foothill Capital Corporation (the “Foothill Facility”) and a $25.0 million senior second-priority secured credit facility with affiliates of The Cypress Group L.L.C. (the “Cypress Facility”). Proceeds from the refinancing were used to repay in full the Company’s existing credit facility and to pay fees and expenses related to the refinancing.

The Foothill Facility consists of senior term loans (the “Term Loans”) and a revolving credit facility (the “Revolving Credit Facility”). A portion ($10.2 million) of the Term Loans (the “Term Loan A”) is the lower of (a) $10.5 million and (b) the sum of (i) 80% of the net liquidation percentage of eligible equipment located in North America and (ii) 60% of the fair market value of real property located in North America. The remaining portion of the Term Loans (the “Term Loan B”) is $7.5 million. The Revolving Credit Facility is secured by North American accounts receivable and inventories. Aggregate borrowings under the Revolving Credit Facility are limited to the lesser of (a) $35.0 million less the aggregate outstanding principal amount of the Term Loan A less letter of credit usage, and (b) the borrowing base less letter of credit usage. At March 31, 2002, total availability and aggregate borrowings under the Revolving Credit Facility were $11.7 million and $4.0 million, respectively.

Term Loan A has a five-year maturity with quarterly principal payments of $426,757 commencing April 1, 2002. The outstanding unpaid principal shall be due and payable on the date of termination of the Foothill Facility, whether by its terms, by prepayment, or by acceleration and bears interest at LIBOR plus 3.5%. Term Loan B has a three-year maturity with quarterly principal payments of $312,500 commencing April 1, 2002. The outstanding unpaid principal shall be due and payable on the date of termination of the Foothill Facility, whether by its terms, by prepayment, or by acceleration and bears interest at the greater of the Wells Fargo Reference Rate (approximates the prime rate) plus 3.5% and 9.25%. The Revolving Credit Facility has a five-year maturity. Amounts borrowed under the Revolving Credit Facility may be repaid and reborrowed at any time during the term of the Foothill Facility and bear interest at LIBOR plus 2.5% for LIBOR based borrowings and the Wells Fargo Reference Rate plus 0.5% for non-LIBOR based borrowings. The Foothill Facility contains certain affirmative and negative covenants and restrictions. As of March 31, 2002, the Company was in compliance with the various covenants of the Foothill Facility.

The Cypress Facility consists of a single $25.0 million term loan (the “Term Loan C”). Term Loan C has a five-year maturity and bears Pay-In-Kind (PIK) interest fixed at 12% per annum paid quarterly, which at the lenders option can be paid in common stock of the Company. In connection with the Cypress Facility, Amtrol Holdings, Inc., which wholly owns the Company, has issued the lenders under the Cypress Facility 60,000 warrants to purchase approximately 5.2% of its common stock on a fully diluted basis. The 60,000 warrants, which have an exercise price of

$.01, were valued at $3.4 million using the Black-Scholes model. This amount was recorded as an offset to the Term Loan C debt and included in the Company’s equity section. This discount is being accreted to the face value of the Term Loan C over the life of the Cypress Facility. The Company expects that the effective interest rate associated with the Term Loan C will be greater than 12% given the additional compensation associated with the issuance of the warrants. The Cypress Facility contains certain affirmative and negative covenants and restrictions. As of March 31, 2002, the Company was in compliance with the various covenants of the Cypress Facility.

Senior Subordinated Notes

The Company issued $115.0 million of Senior Subordinated Notes due 2006 (the “Notes”). The Notes are unsecured obligations of the Company. The Notes bear interest at a rate of 10.625% per annum that is payable semi-annually on each June 30 and December 31.

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

The Notes Indenture contains certain affirmative and negative covenants and restrictions. As of March 31, 2002, the Company was in compliance with the various covenants.

The Company and/or affiliates of the Company, including entities related to Cypress may, from time to time, purchase the Notes previously issued by the Company in the open market or by other means.

5.   Inventories

Inventories are stated at the lower of cost or market and were as follows (in thousands):

	March 31,	December 31,
	2002	2001

Raw materials and work in process	$12,341	$11,120

Finished goods	10,137	8,665

	$22,478	$19,785

6.   Accounting for Derivative Instruments and Hedging Activities

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

The Company has one derivative contract consisting of an interest rate swap contract and an interest rate cap (the “Contract”) outstanding as of March 31, 2002, with an initial notional amount of $15 million. Under this arrangement, which will mature on June 30, 2004, the Company receives the 90-day LIBOR rate and pays a fixed rate of 4.60% for the period from March 31, 2002 through maturity, unless LIBOR increases to 7.1%. If LIBOR increases to 7.1%, then the Company continues to receive the 90-day LIBOR rate but now pays the 90-day LIBOR rate for all subsequent periods capped at a maximum of 7.1%. The LIBOR rate has not exceeded 7.1% since inception of the Contract and it was treated, prior to adoption of SFAS No. 133, as a hedge agreement and accounted for as such. As a result of the refinancing of its senior debt with the Foothill Facility, the Contract was redesignated as a cash flow hedge of variable future cash flows associated with the Foothill Facility Term Loan A and Term Loan B Debt.

As of March 31, 2002, the fair value of the instrument ($0.2 million) was recorded in other noncurrent liabilities with a corresponding entry to accumulated other comprehensive loss. Subsequent changes in the fair value of the swap will be recorded through accumulated other comprehensive loss (except for changes related to ineffectiveness, which will be recorded through net income). The Company did not realize any material ineffectiveness during the current quarter and does not anticipate any material ineffectiveness under the hedge for the remainder of 2002.

7.   Provision for Income Taxes

The effective income tax rates used in the interim financial statements are estimates of the full year’s rates. Net deferred tax assets recognized on the Company’s balance sheet continue to require management’s evaluation as to their realization. Although realization is not assured, management believes it is more likely than not that the net deferred tax assets will be realized. The amount realized is based upon estimates derived from tax planning strategies which the Company believes is currently prudent and feasible. Additions to the valuation allowance may be required in the event that estimates are changed.

8.   Business Segment Information

The Company adopted SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information, in 1998. The Company’s reportable segments are delineated geographically. In addition to the geographic delineation, the segments are managed separately because of their different product offerings, markets served and cost structures.

The Company’s North American segment operates manufacturing facilities in Rhode Island, Kentucky, Maryland and Ohio, and operates a distribution facility in Ontario, Canada. This segment manufactures and markets products used principally in flow control, storage, heating and other treatment of fluids in the water system and HVAC markets. These products are marketed throughout the world but primarily in North America, Western Europe, Asia and Mexico.

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

The primary criteria by which financial performance is evaluated and resources are allocated include revenues and EBITDA. The following is a summary of key financial data by segment:

	March 31,	March 31,
	2002	2001

Net Sales to external customers

North America

US	$28,210	$29,271

Other	1,235	1,210

Europe

Portugal	11,031	13,135

Other	2,066	2,818

Consolidated	$42,542	$46,434

Income from operations

North America	$2,335	$552

Europe	860	998

Consolidated	$3,195	$1,550

EBITDA

North America	$3,604	$3,076

Europe	1,620	2,125

Consolidated	$5,224	$5,201

		December 31,
		2001

Long-Lived assets

North America

US	$156,124	$156,998

Other	8	9

Europe

Portugal	31,562	32,304

Other	8,978	9,173

Consolidated	$196,672	$198,484

Income from operations for the North America business segment above is reduced by goodwill amortization for 2001. EBITDA is earnings (net income/loss) before interest, taxes, depreciation and amortization. The method of calculating EBITDA is consistent with the definition contained in the Foothill Facility and the Notes. Readers of financial statements frequently consider EBITDA a useful tool in evaluating a company’s performance. Therefore, the Company believes that inclusion of EBITDA is useful supplemental information. However, EBITDA is not a measure of true cash flow since it does not incorporate changes of other assets or liabilities that may generate or require cash. EBITDA is not a generally accepted accounting measure. Long-Lived assets include property, plant and equipment and goodwill.

9.   Commitments and Contingencies

At March 31, 2002, the Foothill Facility contained a sublimit to support the issuance of letters of credit in the amount of $3.0 million. At March 31, 2002, letters of credit outstanding amounted to $0.7 million.

The Company is involved in various legal proceedings which, in the opinion of management, will not result in a material adverse effect on its financial condition or results of operations.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

This section should be read in conjunction with the condensed Consolidated Financial Statements of the Company included elsewhere herein and the Company’s Form 10-K for 2001.

The Company and its subsidiaries and their representatives may from time to time make written or oral statements, including statements contained in the Company’s filings with the Securities and Exchange Commission (“SEC”) and in its reporting to customers, which constitute or contain “forward-looking” statements as that term is defined in the Private Securities Litigation Reform Act of 1995 or the SEC in its rules, regulations and releases.

All statements other than statements of historical fact included in this Form 10-Q and elsewhere relating to the Company’s financial position, strategic initiatives and statements addressing industry developments are forward-looking statements. When incorporated in this discussion, the words “expect(s)”, “feel(s)”, “believe(s)”, “anticipate(s)” and similar expressions are intended to identify some of these forward-looking statements. Forward looking statements include those containing these phrases but also any other statements that are not references to historical fact. Although the Company believes that the expectations reflected in such forward-looking statements are expressed in good faith and are believed to have a reasonable basis, there can be no assurance that such expectations or beliefs will result or be achieved or accomplished. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The following are some of the important factors that can vary or change or involve substantial risk and cause actual results to differ materially from such expectations: the Company’s ability to successfully implement its business strategy; the availability and cost of raw materials; changes in domestic or foreign government regulation or enforcement policies, particularly related to refrigerant gases or cylinders and building and energy efficiency requirements or restrictions or limitations or general reduction in the use of domestic wells; significant weather conditions adverse to the Company’s business; development of competing technologies; acceptance of the Company’s existing and planned new products in international markets; competition in the Company’s markets, particularly price competition; the rate of growth of developing economies and demand for the Company’s products; the ultimate cost of future warranty and other claims relating to the Company’s products and business; whether the Company succeeds in acquiring new businesses; availability of capital; foreign exchange rates; increases in interest rates; the business abilities and judgment of personnel; and general economic, financial and business conditions, both domestically and internationally.

Results of Operations

The following table sets forth, for the periods indicated, the percentages of the Company’s net sales represented by certain income and expense items in the Company’s Consolidated Statements of Operations.

	For the Quarter Ended

	March 31,	March 31,
	2002	2001

Net sales	100.0%	100.0%

Cost of goods sold	76.7	79.3

Gross profit	23.3	20.7

Selling, general and administrative expenses	15.8	14.9

Amortization of goodwill	—	2.5

Income from operations	7.5	3.3

Interest expense	(11.3)	(10.5)

Interest income	—	0.1

Other income, net	0.1	0.8

Loss before provision for income taxes	(3.7)	(6.3)

Provision (benefit) for income taxes	1.1	(1.0)

Net loss	(4.8)%	(5.3)%

Net sales for the first quarter of 2002 decreased $3.9 million or 8.4% compared to the same period in 2001. In North America, net sales declined approximately $1.0 million or 3.4% due principally to a decline in volume attributable to a continuing weakness in the North American economy, pricing pressures and shifts in product mix. Net sales in Europe decreased $2.9 million or 17.9% as a result of a sluggish European economy. In addition, the average Euro rate against the U.S. dollar in 2002 weakened as compared to the average Euro rate in 2001, thereby reducing net sales $0.6 million.

Gross profit for the first quarter of 2002 increased $0.3 million or 3.4% from the first quarter of 2001. As a percentage of net sales, the gross profit percentage increased to 23.3% in 2002 from 20.7% in 2001. Manufacturing efficiency improvements, lower energy costs and lower commodity costs contributed to the margin improvement.

Selling, general and administrative expenses for the first quarter of 2002 decreased by $0.2 million or 3.0% compared to 2001. The decrease was principally due to marketing investments made in the first quarter of 2001 that were not repeated in the first quarter of 2002.

Other income, net decreased $0.3 million when compared to 2001. The decrease was principally due to currency exchange gains recorded by the Company’s European operations in 2001.

Income taxes during the first quarter of 2002 increased $0.9 million as compared to 2001. The increase was the result of the Company discontinuing its recognition of a tax benefit within its North American operations.

The net loss for the first quarter of 2002 of $2.0 million compares to a net loss in the first quarter of 2001 of $2.5 million, an absolute change of $0.5 million.

Earnings before interest expense, taxes, depreciation and amortization (EBITDA) for 2002 was substantially unchanged compared to 2001. As a percentage of net sales, EBITDA increased from 11.2 % in 2001 to 12.3 % in 2002.

Liquidity and Capital Resources

The Company’s operating capital (defined as accounts receivable and inventory, less accounts payable) decreased $0.4 million from $27.3 million at December 31, 2001 to $26.9 million at March 31, 2002. Accounts receivable and inventories increased $1.3 million and $2.7 million, respectively while accounts payable increased $4.4 million consistent with seasonal operating levels principally in the Company’s water systems and cylinder businesses.

For the current three-month period, the Company used $4.9 million less in cash from operating activities when compared to 2001. The decrease in cash used was due to the Company’s improved working capital position versus last year.

Cash provided by financing activities during the quarter ended March 2002 decreased approximately $6.4 million reflecting less borrowings because of the additional cash generated from operating activities.

The Company, on December 26, 2001 completed a refinancing of its senior secured credit facility. In its place, the Company entered into two new credit facilities: a $42.5 million senior first-priority secured credit facility arranged by Foothill Capital Corporation (the “Foothill Facility”) and a $25.0 million senior second-priority secured credit facility with affiliates of The Cypress Group L.L.C. (the “Cypress Facility”). Proceeds from the refinancing were used to repay in full the Company’s existing credit facility and to pay fees and expenses related to the refinancing.

The Foothill Facility consists of senior term loans (the “Term Loans”) and a revolving credit facility (the “Revolving Credit Facility”). A portion ($10.2 million) of the Term Loans (the “Term Loan A”) is the lower of (a) $10.5 million and (b) the sum of (i) 80% of the net liquidation percentage of eligible equipment located in North America and (ii) 60% of the fair market value of real property located in North America. The remaining portion of the Term Loans (the “Term Loan B”) is $7.5 million. The Revolving Credit Facility is secured by North American accounts receivable and inventories. Aggregate borrowings under the Revolving Credit Facility are limited to the lesser of (a) $35.0 million less the aggregate outstanding principal amount of the Term Loan A less letter of credit usage, and (b) the borrowing base less letter of credit usage. At March 31, 2002, total availability and aggregate borrowings under the Revolving Credit Facility were $11.7 million and $4.0 million, respectively.

Term Loan A has a five-year maturity with quarterly principal payments of $426,757 commencing April 1, 2002. The outstanding unpaid principal shall be due and payable on the date of termination of the Foothill Facility, whether by its terms, by prepayment, or by acceleration and bears interest at LIBOR plus 3.5%. Term Loan B has a three-year maturity with quarterly principal payments of $312,500 commencing April 1, 2002. The outstanding unpaid principal shall be due and payable on the date of termination of the Foothill Facility, whether by its terms, by prepayment, or by acceleration and bears interest at the greater of the Wells Fargo Reference Rate (approximates the prime rate) plus 3.5% and 9.25%. The Revolving Credit Facility has a five-year maturity. Amounts borrowed under the Revolving Credit Facility may be repaid and reborrowed at any time during the term of the Foothill Facility and bear interest at LIBOR plus 2.5% for LIBOR based borrowings and the Wells Fargo Reference Rate plus 0.5% for non-LIBOR based borrowings. The Foothill Facility contains certain affirmative and negative covenants and restrictions. As of March 31, 2002, the Company was in compliance with the various covenants of the Foothill Facility.

The Cypress Facility consists of a single $25.0 million term loan (the “Term Loan C”). Term Loan C has a five-year maturity and bears Pay-In-Kind (PIK) interest fixed at 12% per annum paid quarterly, which at the lenders option can be paid in common stock of the Company. In connection with the Cypress Facility, Amtrol Holdings, Inc., which wholly owns the Company, has issued the lenders under the Cypress Facility 60,000 warrants to purchase approximately 5.2% of its common stock on a fully diluted basis. The 60,000 warrants, which have an exercise price of $.01, were valued at $3.4 million using the Black-Scholes model. This amount was recorded as an offset to the Term Loan C debt and included in the Company’s equity section. This discount is being accreted to the face value of the Term Loan C over the life of the Cypress Facility. The Company expects that the effective interest rate associated with the Term Loan C will be greater than 12% given the additional compensation associated with the issuance of the warrants. The Cypress Facility contains certain affirmative and negative covenants and restrictions. As of March 31, 2002, the Company was in compliance with the various covenants of the Cypress Facility.

In November 1996, the Company issued, under an Indenture, $115.0 million of Senior Subordinated Notes due 2006 (the “Notes”). The Notes are unsecured obligations of the Company. The Notes bear interest at the rate of 10.625% per annum payable semi-annually on each June 30 and December 31 commencing on June 30, 1997. The Notes are redeemable at the option of the Company on or after December 31, 2001. From and after December 31, 2001, the Notes will be subject to redemption at the option of the Company, in whole or in part, at various redemption prices, declining from 105.313% of the principal amount to par on and after December 31, 2003. Upon a “Change of Control” (as defined in the Indenture), each Note holder has the right to require the Company to repurchase such holder’s Notes at a purchase price of 101% of the principal amount plus accrued interest. The Indenture contains certain affirmative and negative covenants and restrictions. As of March 31, 2002, the Company is in compliance with the various covenants.

The Company intends to fund its future working capital, capital expenditures and debt service requirements through cash flows generated from operations and borrowings under the Revolving Credit Facility. Management believes that cash generated from operations, together with borrowings available under the Revolving Credit Facility, will be sufficient to meet the Company’s working capital and capital expenditure needs in the foreseeable future. The Company may consider other options available to it in connection with funding future working capital and capital expenditure needs, including the issuance of additional debt and equity securities.

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

Inflation

The Company believes that anticipated inflation rates will not have a materially adverse effect on its results of operating or its financial condition in 2002, except for domestic steel purchases. The Company, based upon discussions with domestic steel vendors, expects steel prices to increase beginning in the second quarter of 2002. The Company, to the extent possible, will attempt to mitigate the anticipated price increases by securing lower priced steel wherever possible. However, there can be no assurance that sharply increasing raw material or fuel costs will not adversely affect the Company’s financial condition or results of operations.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in information relating to market risk since the Company’s disclosure included in Item 7A of Form 10-K as filed with the Securities and Exchange Commission on March 29, 2002.

AMTROL INC. AND SUBSIDIARIES

PART II

Item 1.   Legal Proceedings

No material legal proceedings were terminated or filed against the Company during the period covered by this report.

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

AMTROL INC.

Date:	May 14, 2002	By:	/s/ ALBERT D. INDELICATO

Albert D. Indelicato President, Chairman of the Board, Chief Executive Officer and Director

Date:	May 14, 2002	By:	/s/ LARRY T. GUILLEMETTE

Larry T. Guillemette, Executive Vice President, Chief Financial Officer and Treasurer