Form 10-Q
period 2002-06-30
AMTROL INC /RI/
filed 2002-08-14
CIK 853547

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition period from ____________ to ____________

Commission file number 0-20328

AMTROL Inc.
(Exact Name of Registrant as Specified in its Charter)

Rhode Island	05-0246955

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1400 Division Road, West Warwick, RI 02893-1008

(Address of principal executive offices)

Registrant’s telephone number, including area code: (401) 884-6300

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒        No ☐ .

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: $.01 Par Value: 100 shares of Common stock as of August 14, 2002.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2002

AMTROL INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands)

	Unaudited	Audited
	June 30, 2002	December 31, 2001

ASSETS
Current Assets:
Cash and cash equivalents	$1,021	$983
Accounts receivable, less allowance for doubtful accounts	33,705	28,456
Inventories	21,856	19,785
Deferred income taxes — short-term	1,739	1,739
Prepaid expenses and other	3,132	2,303

Total current assets	61,453	53,266

Property, Plant and Equipment, Net	39,528	41,192
Other Assets:
Goodwill	157,673	157,292
Deferred financing costs	4,399	4,233
Deferred income taxes — long-term	7,209	7,209
Other	1,697	1,263

Total other assets	170,978	169,997

	$271,959	$264,455

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$2,985	$2,218
Notes payable to banks	10,568	7,930
Accounts payable	24,541	20,949
Accrued expenses	10,316	10,856
Accrued interest	112	752
Accrued income taxes	1,584	1,959

Total current liabilities	50,106	44,664

Other Noncurrent Liabilities	3,458	4,061
Long Term Debt, Less Current Maturities	161,330	157,511
Shareholders’ Equity:
Capital stock $.01 par value — authorized 1,000 shares, 100 shares issued	—	—
Additional paid-in capital	99,273	99,273
Retained deficit	(39,858)	(36,064)
Accumulated other comprehensive loss	(2,350)	(4,990)

Total shareholders’ equity	57,065	58,219

	$271,959	$264,455

The accompanying notes are an integral part of these consolidated financial statements.

AMTROL INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited — in thousands)

	QUARTER ENDED		SIX MONTHS ENDED

	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001

Net sales	$51,123	$48,785	$93,665	$95,219
Cost of goods sold	39,464	37,512	72,086	74,352

Gross profit	11,659	11,273	21,579	20,867
Operating expenses:
Selling, general and administrative	7,309	6,745	14,034	13,676
Amortization of goodwill	0	1,113	0	2,226

Income from operations	4,350	3,415	7,545	4,965
Other income (expense):
Interest expense	(5,115)	(4,944)	(9,923)	(9,826)
Interest income	8	41	29	74
License and distributorship fees	15	73	40	146
Other, net	(664)	293	(676)	607

Loss before provision
(benefit) for income taxes	(1,406)	(1,122)	(2,985)	(4,034)
Provision (benefit) for income taxes	348	173	809	(284)

Net loss	($1,754)	($1,295)	($3,794)	($3,750)

The accompanying notes are an integral part of these consolidated financial statements.

AMTROL INC. AND SUBSIDIARIES
Consolidated Statements of Shareholders’ Equity
(Unaudited — in thousands)

Six Months Ended June 30, 2002

				Accumulated Other
		Additional Paid-		Comprehensive	Comprehensive
	Common Stock	in Capital	Retained Deficit	Income (Loss)	Income (Loss)

Balance, December 31, 2001	$—	$99,273	$(36,064)	$(4,990)	$—
Net loss	—	—	(2,040)	—	(2,040)
Derivative instrument valuation adjustment	—	—	—	304	304
Currency translation adjustment	—	—	—	(262)	(262)

Balance, March 31, 2002	—	99,273	(38,104)	(4,948)	(1,998)
Net loss	—	—	(1,754)	—	(1,754)
Derivative instrument valuation adjustment	—	—	—	204	204
Currency translation adjustment	—	—	—	2,394	2,394

Balance, June 30, 2002	$—	$99,273	$(39,858)	$(2,350)	$(1,154)

Six Months Ended June 30, 2001

				Accumulated Other
		Additional Paid-		Comprehensive	Comprehensive
	Common Stock	in Capital	Retained Deficit	Income (Loss)	Income (Loss)

Balance, December 31, 2000	$—	$89,903	$(26,649)	$(3,382)	$—
Net loss	—	—	(2,455)	—	(2,455)
Repurchase of options and common stock	—	(141)	—	—	—
Derivative instrument valuation	—	—	—	(372)	(372)
Currency translation adjustment	—	—	—	(1,194)	(1,194)

Balance, March 31, 2001	—	89,762	(29,104)	(4,948)	(4,021)
Net loss	—	—	(1,295)	—	(1,295)
Repurchase of common stock	—	(100)	—	—	—
Derivative instrument valuation adjustment	—	—	—	31	31
Currency translation adjustment	—	—	—	(440)	(440)

Balance, June 30, 2001	$—	$89,662	$(30,399)	$(5,357)	$(5,725)

The accompanying notes are an integral part of these consolidated financial statements.

AMTROL INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited — in thousands)

	SIX MONTHS ENDED

	June 30, 2002	June 30, 2001

Cash Flows Provided by (Used in) Operating Activities:
Net loss	$(3,794)	$(3,750)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities —
Depreciation and amortization	4,450	6,915
Provision for losses on accounts receivable	32	69
Changes in operating assets and liabilities	(5,597)	(7,690)

Net cash (used in) operating activities	(4,909)	(4,456)

Cash Flows Provided by (Used in) Investing Activities:
Capital expenditures	(1,006)	(1,543)

Net cash (used in) investing activities	(1,006)	(1,543)

Cash Flows Provided by (Used in) Financing Activities:
Repayment of debt	(72,218)	(30,550)
Issuance of debt	78,064	36,460
Repurchase of options and common stock	—	(241)

Net cash provided by financing activities	5,846	5,669

Net Decrease in Cash and Cash Equivalents	(69)	(330)
Effect of exchange rate changes on cash and cash equivalents	107	(22)
Cash and Cash Equivalents, beginning of period	983	704

Cash and Cash Equivalents, end of period	$1,021	$352

The accompanying notes are an integral part of these consolidated financial statements.

AMTROL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly, in accordance with generally accepted accounting principles, the financial position, results of operations and cash flows of AMTROL Inc. and its subsidiaries (“the Company”) for the interim periods presented. Such adjustments consisted of only normal recurring items. The results of operations for the interim periods shown in this report are not necessarily indicative of results for any future interim period or for the entire year. These condensed consolidated financial statements do not include all disclosures associated with annual consolidated financial statements and accordingly should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K.

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

3.	Adoption of New Accounting Standards

The Company adopted Statement of Financial Accounting Standard (“SFAS”) No. 142, Goodwill and Other Intangible Assets on January 1, 2002. This statement addresses financial and reporting for goodwill and other intangible assets. Prior to January 1, 2002, generally accepted accounting principles required that goodwill be amortized over its useful life, not to exceed 40 years. SFAS No. 142 now requires that goodwill no longer be amortized. Instead, companies are required to apply a fair market value-based impairment test to its goodwill.

The Company has completed its fair market value-based impairment testing in accordance with the first phase impairment testing required by SFAS No. 142. The results of the impairment testing indicate that the goodwill on the Company’s balance sheet may be impaired and that an impairment loss may need to be recognized. The second phase of SFAS No. 142 impairment testing, measurement of the impairment loss, is expected to be completed prior to the Company’s fiscal year end. Any resulting impairment loss will be recognized as the cumulative effect of a change in accounting principle.

In addition, the Company adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets on January 1, 2002. This statement supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of and APB No. 30, Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS No. 144 amends accounting and reporting standards for the disposal of segments of a business and the accounting for the impairment or disposal of long-lived assets. The adoption of SFAS No. 144 did not impact the Company’s condensed consolidated financial statements.

4.	Significant Accounting Policies

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

Deferred Financing Costs

Deferred financing costs are stated at cost as a component of other assets and are amortized over the life of the related debt using the effective interest method. Amortization of deferred financing costs was included in interest expense.

Foreign Currency Translation

Assets and liabilities of non-U.S. operations have been translated into United States dollars at the quarter-end rate of exchange. Shareholders’ equity has been converted using historical rates while revenues and expenses have been converted at the average exchange rates prevailing during the three and six month periods. The cumulative effect of the resulting translation was reflected as a separate component of shareholders’ equity.

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

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS No. 146 requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred rather than when a company commits to such an activity and also establishes fair value as the objective for initial measurement of the liability. SFAS No. 146 will be adopted by the Company for exit or disposal activities that are initiated after December 31, 2002. Adoption will not have a material impact on the consolidated financial statements of the Company.

5.	Long-Term Debt

Revolving Credit and Term Loans

The Company, on December 26, 2001, completed a refinancing of its senior secured credit facility. In its place, the Company entered into two new credit facilities: a $42.5 million senior first-priority secured credit facility arranged by Foothill Capital Corporation (the “Foothill Facility”) and a $25.0 million senior second-priority secured credit facility with affiliates of The Cypress Group L.L.C. (the “Cypress Facility”). Proceeds from the refinancing were used to repay in full the Company’s existing credit facility and to pay fees and expenses related to the refinancing.

The Foothill Facility consists of senior term loans (the “Term Loans”) and a revolving credit facility (the “Revolving Credit Facility”) which are secured by a first priority lien on all the domestic assets of the Company and a stock pledge of all of its subsidiaries. A portion of the Term Loans (the “Term Loan A”) had an original principal balance of $10.2 million and a remaining principal balance of $9.8 million as of June 30, 2002. The remaining portion of the Term Loans (the “Term Loan B”) had an original principal balance of $7.5 million and a remaining principal balance of $7.2 million as of June 30, 2002. Aggregate borrowings under the Revolving Credit Facility are limited to the lesser of (a) $35.0 million less the aggregate outstanding principal amount of the Term Loan A less letter of credit usage and (b) the borrowing base less letter of credit usage. At June 30, 2002, total availability and aggregate borrowings under the Revolving Credit Facility were $13.4 million and $8.8 million, respectively.

Term Loan A has a five-year maturity with quarterly principal payments of $426,757 which commenced on April 1, 2002. The outstanding unpaid principal shall be due and payable on the date of termination of the Foothill Facility, whether by its terms, by prepayment, or by acceleration and bears interest at LIBOR plus 3.5%, paid monthly. Term Loan B has a three-year maturity with quarterly principal payments of $312,500 which commenced on

April 1, 2002. The outstanding unpaid principal shall be due and payable on the date of termination of the Foothill Facility, whether by its terms, by prepayment, or by acceleration and bears interest at the greater of the Wells Fargo Reference Rate (approximates the prime rate) plus 3.5% or 9.25%, paid monthly. The Revolving Credit Facility has a five-year maturity. Amounts borrowed under the Revolving Credit Facility may be repaid and reborrowed at any time during the term of the Foothill Facility and bear interest at LIBOR plus 2.5% for LIBOR based borrowings and the Wells Fargo Reference Rate plus 0.5% for non-LIBOR based borrowings. The Foothill Facility contains certain affirmative and negative covenants and restrictions. As of June 30, 2002, the Company was in compliance with the various covenants of the Foothill Facility.

The Cypress Facility consists of a single $25.0 million term loan (the “Term Loan C”). Term Loan C has a five-year maturity and bears Pay-In-Kind (PIK) interest fixed at 12% per annum paid quarterly, which at the lenders option can be paid in common stock of the Company. In connection with the Cypress Facility, Amtrol Holdings, Inc., which wholly owns the Company, issued the lenders under the Cypress Facility 60,000 warrants to purchase approximately 5.2% of its common stock on a fully diluted basis. The 60,000 warrants, which have an exercise price of $.01, were valued at $3.4 million using the Black-Scholes model. This amount was recorded as an offset to the Term Loan C debt and included in the Company’s equity section. This discount is being accreted to the face value of the Term Loan C over the life of the Cypress Facility. The Company expects that the effective interest rate associated with the Term Loan C will be greater than 12% given the additional compensation associated with the issuance of the warrants. The Cypress Facility contains certain affirmative and negative covenants and restrictions. As of June 30, 2002, the Company was in compliance with the various covenants of the Cypress Facility.

Senior Subordinated Notes

The Company issued $115.0 million of Senior Subordinated Notes due 2006 (the “Notes”). The Notes are unsecured obligations of the Company. The Notes bear interest at a rate of 10.625% per annum that is payable semi-annually on each June 30 and December 31.

The Notes became redeemable at the option of the Company on December 31, 2001. The Notes are subject to redemption, in whole or in part, at various redemption prices, declining from 105.313% of the principal amount to par on December 31, 2003. Upon a “Change of Control” (as defined in the Indenture), each Note holder has the right to require the Company to repurchase such holder’s Notes at a purchase price of 101% of the principal amount plus accrued interest.

The Notes Indenture contains certain affirmative and negative covenants and restrictions. As of June 30, 2002, the Company was in compliance with the various covenants.

The Company and/or affiliates of the Company, including entities related to Cypress may, from time to time, purchase the Notes previously issued by the Company in the open market or by other means.

6.	Inventories

Inventories are stated at the lower of cost or market and were as follows (in thousands):

	June 30,	December 31,
	2002	2001

Raw materials and work in process	$12,204	$11,120
Finished goods	9,652	8,665

	$21,856	$19,785

7.	Accounting for Derivative Instruments and Hedging Activities

Effective January 1, 2001, the Company adopted SFAS No. 133 Accounting for Derivative Instruments and Hedging Activities, SFAS No. 137 Accounting for Derivative Instruments and Hedging Activities — Deferral of the Effective Date of FASB Statement No. 133 — an Amendment of FASB Statement No. 133 and SFAS No. 138 Accounting for Certain Derivative Instruments and Certain Hedging Activities — an Amendment of FASB Statement No. 133 (collectively SFAS No. 133 as amended). SFAS No. 133 as amended is required to be adopted no later than the beginning of the first fiscal year beginning on or after June 15, 2000. These standards are to be adopted as a change in accounting principle and cannot be applied retroactively to financial statements of prior periods.

The Company has one derivative contract consisting of an interest rate swap contract and an interest rate cap (the “Contract”) outstanding as of June 30, 2002, with an initial notional amount of $15 million. Under this arrangement, which will mature on June 30, 2004, the Company receives the 90-day LIBOR rate and pays a fixed rate of 4.60% for the period from March 31, 2002 through maturity, unless LIBOR increases to 7.1%. If LIBOR increases to 7.1%, then the Company continues to receive the 90-day LIBOR rate but now pays the 90-day LIBOR rate for all subsequent periods capped at a maximum of 7.1%. The LIBOR rate has not exceeded 7.1% since inception of the Contract and it was treated, prior to adoption of SFAS No. 133, as a hedge agreement and accounted for as such. As a result of the refinancing of its senior debt with the Foothill Facility, the Contract was redesignated as a cash flow hedge of variable future cash flows associated with the Foothill Facility Term Loan A and Term Loan B Debt.

As of June 30, 2002, the fair value of the instrument, approximately three thousand dollars, was recorded in other noncurrent liabilities with a corresponding entry to accumulated other comprehensive loss. Subsequent changes in the fair value of the swap will be recorded through accumulated other comprehensive loss (except for changes related to ineffectiveness, which will be recorded through net income). The Company did not realize any material ineffectiveness during the current quarter and does not anticipate any material ineffectiveness under the hedge for the remainder of 2002.

8.	Provision for Income Taxes

The effective income tax rates used in the interim condensed financial statements are estimates of the full year’s rates. The provision for income taxes recorded in the financial statements differs from the statutory rate principally due to management’s decision to discontinue the recognition of tax benefits associated with losses generated by the U.S. operations. Net deferred tax assets recognized on the Company’s balance sheet continue to require management’s evaluation as to their realization. Although realization is not assured, management believes it is more likely than not that the net deferred tax assets will be realized. The amount realized is based upon estimates derived from tax planning strategies which the Company believes is currently prudent and feasible. Additions to the valuation allowance may be required in the event that estimates are changed.

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

The Company’s European segment includes the Company’s facilities in Guimaraes, Portugal, Donaueschingen, Germany and Swarzedz, Poland. The Guimaraes facility manufactures returnable and non-returnable steel gas cylinders for storing cooking, heating and refrigerant gases that are marketed worldwide. The Donaueschingen facility manufactures residential and commercial water heaters marketed primarily in Switzerland, Austria and Germany. The Swarzedz facility refurbishes gas cylinders.

The primary criteria by which financial performance is evaluated and resources are allocated include net sales and EBITDA. The following is a summary of key financial data by segment:

	Quarter Ended		Six Months Ended

	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001

Net Sales to external customers
North America
US	$31,793	$31,320	$60,003	$60,591
Other	1,340	1,517	2,575	2,727
Europe
Portugal	15,831	13,120	26,862	26,255
Other	2,159	2,828	4,225	5,646

Consolidated	$51,123	$48,785	$93,665	$95,219

Income from operations
North America	$3,093	$2,180	$5,414	$2,732
Europe	1,257	1,235	2,131	2,233

Consolidated	$4,350	$3,415	$7,545	$4,965

EBITDA
North America	$4,365	$4,794	$7,969	$7,870
Europe	1,349	2,205	2,969	4,330

Consolidated	$5,714	$6,999	$10,938	$12,200

			June 30,	December 31,
Long-lived assets			2002	2001

North America
US			$155,148	$156,998
Other			7	9
Europe
Portugal			32,288	32,304
Other			9,758	9,173

Consolidated			$197,201	$198,484

Income from operations for the North America business segment above is reduced by goodwill amortization for 2001. EBITDA is earnings (net income/loss) before interest, taxes, depreciation and amortization. The method of calculating EBITDA is consistent with the definition contained in the Foothill Facility, Cypress Facility and the Notes. Readers of financial statements frequently consider EBITDA a useful tool in evaluating a company’s performance. Therefore, the Company believes that inclusion of EBITDA is useful supplemental information. However, EBITDA is not a measure of true cash flow since it does not incorporate changes of other assets or liabilities that may generate or require cash. EBITDA is not a generally accepted accounting measure. Long-Lived assets include property, plant and equipment and goodwill.

10.	Commitments and Contingencies

At June 30, 2002, the Foothill Facility contained a sublimit to support the issuance of letters of credit in the amount of $3.0 million. At June 30, 2002, letters of credit outstanding amounted to $0.7 million.

The Company is involved in various legal proceedings that, in the opinion of management, will not result in a material adverse effect on its financial condition or results of operations.

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

	QUARTER ENDED		SIX MONTHS ENDED

	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	77.2	76.9	77.0	78.1

Gross profit	22.8	23.1	23.0	21.9
Selling, general and administrative expenses	14.3	13.8	15.0	14.4
Amortization of goodwill	—	2.3	—	2.3

Income from operations	8.5	7.0	8.0	5.2
Interest expense	(10.0)	(10.1)	(10.6)	(10.3)
Interest income	—	0.1	—	0.1
Other income (expense), net	(1.3)	0.7	(0.7)	0.8

Loss before provision for income taxes	(2.8)	(2.3)	(3.3)	(4.2)
Provision (benefit) for income taxes	0.6	0.4	0.8	(0.3)

Net loss	(3.4)%	(2.7)%	(4.1)%	(3.9)%

Three Months Ended June 30, 2002

Net sales for the current quarter increased $2.3 million or 4.8% compared to the second quarter of 2001, reflecting sales growth in both North America and Europe, as well as the impact of the strengthening Euro on the translation of results at the Company’s European operations.

In North America, net sales in the second quarter of 2002 increased $0.3 million or 0.9% compared to the second quarter of 2001, due principally to modestly increased sales of water systems and cylinder products. Customer orders in North America during the same period increased $1.3 million or 3.6% compared to 2001. Strong orders late in the second quarter of 2002 resulted in an above average unfilled order position at the end of the quarter. As a result of steel industry capacity shortfalls and the imposition of tariffs on imported steel by the U.S. government in March of 2002, certain domestic steel suppliers rescheduled deliveries and increased prices, necessitating the resourcing of certain steel purchases by the Company both to insure availability and minimize prospective cost increases.

Net sales from the Company’s European operations increased $2.0 million or 12.8% in the second quarter of 2002 due primarily to the addition of a major new customer and the strengthening of the Euro versus the U.S. dollar. The strengthening of the Euro contributed approximately $0.7 million to the increase in net sales.

Gross profit for the second quarter of 2002 increased $0.4 million or 3.4% compared to the second quarter of 2001, due principally to increased volume. As a percentage of net sales, gross profit declined to 22.8% in the second quarter of 2002 versus 23.1% in the same period last year, due principally to a higher mix of lower-margin cylinder sales in the second quarter of 2002.

Selling, General and Administrative expenses for the current quarter of 2002 of $7.3 million increased $0.6 million or 8.4% compared to the second quarter of 2001. The increase is principally the result of one-time compensation costs.

Other income, net decreased $1.0 million when compared to 2001. Currency exchange losses of $0.7 million were recorded by the Company’s European operations as a result of the strengthening of the Euro versus the U.S. dollar in the second quarter of 2002. In contrast, during the second quarter of 2001, the Company recorded currency exchange gains of $0.2 million.

The net loss for the current quarter of 2002 of $1.8 million compares to a net loss in the second quarter of 2001 of $1.3 million, an absolute change of $0.5 million.

Earnings before interest expense, taxes, depreciation and amortization (EBITDA) for the second quarter of 2002 decreased $1.3 million to $5.7 million from $7.0 million in the second quarter of 2001 principally as a result of currency exchange losses incurred by the Company’s European operations. Excluding the impact of currency translation, EBITDA in 2002 would have been comparable to 2001.

Six Months Ended June 30, 2002

Net sales for the first six months of 2002 decreased $1.6 million or 1.6% as compared to the first six months of 2001. In North America, net sales declined $0.8 million or 1.2% due to weaker first quarter results in comparison to 2001 offset by improved sales performance in the second quarter. Net sales in Europe decreased $0.8 million or 2.6% compared to the first six months of 2001 due to weaker first quarter results in comparison to 2001 offset by stronger sales performance and a strengthening Euro in the second quarter.

Gross profit for the first six months of 2002 increased by $0.7 million or 3.4% as compared to the same period in 2001. Gross profit as a percentage to net sales increased to 23.0% in 2002 from 21.9% in 2001. Manufacturing efficiency improvements, lower energy costs and lower commodity costs, partially offset by the impact of a higher mix of cylinder sales, contributed to the increase in gross profit and gross profit percentage.

Selling, General and Administrative expenses for the first six months of 2002 of $14.0 million increased modestly by $0.3 million or 2.6% compared to the first six months of 2001. One-time compensation costs during the second quarter of 2002 were largely offset by reduced selling expense attributable to one-time marketing investments made in the first quarter of 2001.

Other income, net decreased $1.3 million in comparison to 2001. Currency exchange losses of $0.7 million were recorded by the Company’s European operations as a result of the strengthening of the Euro in the first half of 2002. In contrast, during the first six months of 2001, the Company recorded currency exchange gains of $0.4 million.

Income taxes during the first six months of 2002 increased $1.1 million as compared to 2001. The increase was the result of management’s decision to discontinue the recognition of tax benefits associated with pre-tax losses from its U.S. operations.

The net loss for the first six months of 2002 of $3.8 million was substantially unchanged in comparison to the first six months of 2001.

Earnings before interest expense, taxes, depreciation and amortization (EBITDA) for the first six months of 2002 decreased $1.3 million to $10.9 million, compared to $12.2 million for the first six months of 2001 principally as a result of currency exchange losses incurred by the Company’s European operations. Excluding the impact of currency translation, EBITDA in 2002 would have been comparable to 2001.

Liquidity and Capital Resources

The Company’s operating working capital (defined as accounts receivable and inventory, less accounts payable) increased $3.7 million from $27.3 million at December 31, 2001 to $31.0 million at June 30, 2002. Accounts receivable and inventories increased $5.2 million and $2.1 million, respectively while accounts payable increased $3.6 million, all consistent with seasonal operating requirements of the Company’s water systems and cylinder product lines.

For the first six months of 2002, net cash used in operating activities of $4.9 million was $0.5 million higher than the first six months of 2001 due principally to higher seasonal growth in operating working capital offset by lower cash interest expense. Capital expenditures of $1.0 million in the first six months of 2002 were $0.5 million lower than in 2001. The Company funded these requirements principally by utilizing its credit facilities including the Revolving Credit Facility described below. Net cash provided by financing activities in the first six months of 2002 was $5.8 million, $0.2 million higher than in 2001.

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

The Foothill Facility consists of senior term loans (the “Term Loans”) and a revolving credit facility (the “Revolving Credit Facility”) which are secured by a first priority lien on all of the domestic assets of the Company and a stock pledge of all of its subsidiaries. A portion of the Term Loans (the “Term Loan A”) had an original principal balance of $10.2 million and a remaining principal balance of $9.8 million as of June 30, 2002. The remaining portion of the Term Loans (the “Term Loan B”) had an original principal balance of $7.5 million and a remaining principal balance of $7.2 million as of June 30, 2002. Aggregate borrowings under the Revolving Credit Facility are limited to the lesser of (a) $35.0 million less the aggregate outstanding principal amount of the Term Loan A less letter of credit usage, and (b) the borrowing base less letter of credit usage. At June 30, 2002, total availability and aggregate borrowings under the Revolving Credit Facility were $13.4 million and $8.8 million, respectively.

Term Loan A has a five-year maturity with quarterly principal payments of $426,757 which commenced on April 1, 2002. The outstanding unpaid principal shall be due and payable on the date of termination of the Foothill Facility, whether by its terms, by prepayment, or by acceleration and bears interest at LIBOR plus 3.5%, paid monthly. Term Loan B has a three-year maturity with quarterly principal payments of $312,500 which commenced on April 1, 2002. The outstanding unpaid principal shall be due and payable on the date of termination of the Foothill Facility, whether by its terms, by prepayment, or by acceleration and bears interest at the greater of the Wells Fargo Reference Rate (approximates the prime rate) plus 3.5% or 9.25%, paid monthly. The Revolving Credit Facility has a five-year maturity. Amounts borrowed under the Revolving Credit Facility may be repaid and reborrowed at any time during the term of the Foothill Facility and bear interest at LIBOR plus 2.5% for LIBOR based borrowings and the Wells Fargo Reference Rate plus 0.5% for non-LIBOR based borrowings. The Foothill Facility contains certain affirmative and negative covenants and restrictions. As of June 30, 2002, the Company was in compliance with the various covenants of the Foothill Facility.

The Cypress Facility consists of a single $25.0 million term loan (the “Term Loan C”). Term Loan C has a five-year maturity and bears Pay-In-Kind (PIK) interest fixed at 12% per annum paid quarterly, which at the lenders option can be paid in common stock of the Company. In connection with the Cypress Facility, Amtrol Holdings, Inc., which wholly owns the Company, issued the lenders under the Cypress Facility 60,000 warrants to purchase approximately 5.2% of its common stock on a fully diluted basis. The 60,000 warrants, which have an exercise price of $.01, were valued at $3.4 million using the Black-Scholes model. This amount was recorded as an offset to the Term Loan C debt and included in the Company’s equity section. This discount is being accreted to the face value of the Term Loan C over the life of the agreement. The Company expects that the effective interest rate associated with the Term Loan C will be greater than 12% given the additional compensation associated with the issuance of the warrants. The Cypress Facility contains certain affirmative and negative covenants and restrictions. As of June 30, 2002, the Company was in compliance with the various covenants of the Cypress Facility.

In November 1996, the Company issued, under an Indenture, $115.0 million of Senior Subordinated Notes due 2006 (the “Notes”). The Notes are unsecured obligations of the Company. The Notes bear interest at the rate of 10.625% per annum payable semi-annually on each June 30 and December 31 commencing on June 30, 1997. The Notes became redeemable at the option of the Company on December 31, 2001. From and after December 31, 2001, the Notes are subject to redemption at the option of the Company, in whole or in part, at various redemption prices, declining from 105.313% of the principal amount to par on December 31, 2003. Upon a “Change of Control” (as defined in the Indenture), each Note holder has the right to require the Company to repurchase such holder’s Notes at a purchase price of 101% of the principal amount plus accrued interest. The Notes Indenture contains certain affirmative and negative covenants and restrictions. As of June 30, 2002, the Company is in compliance with the various covenants.

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

Inflation

The Company believes that anticipated inflation rates will not have a materially adverse effect on its results of operations or its financial condition in 2002, except for domestic steel purchases. The Company, based upon discussions with domestic steel vendors, expects steel prices to further increase during the third quarter of 2002. The Company, to the extent possible, will attempt to mitigate the anticipated price increases by securing lower priced steel wherever possible. However, there can be no assurance that sharply increasing raw material or fuel costs will not adversely affect the Company’s financial condition or results of operations.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in information relating to market risk since the Company’s disclosure included in Item 7A of SEC Form 10-K as filed with the SEC on March 29, 2002.

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

None.

Item 5.    Other Information

None.

Item 6.    Exhibits and Reports on Form 8-K

(b)    On April 12, 2002, the Company filed a Current Report on a Form 8-K reporting under Item 4 — Changes in Registrant’s Certifying Public Accountants, that the Board of Directors of AMTROL Inc., as recommended by its Audit Committee, decided to no longer engage Arthur Andersen LLP as AMTROL’s independent public accountants and did approve the engagement of Ernst & Young LLP as AMTROL’s independent public accountants.

AMTROL INC. AND SUBSIDIARIES

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMTROL INC.

Date: August 14, 2002	By:	/s/ ALBERT D. INDELICATO Albert D. Indelicato, President, Chairman of the Board, Chief Executive Officer and Director

Date: August 14, 2002	By:	/s/ LARRY T. GUILLEMETTE Larry T. Guillemette, Executive Vice President, Chief Financial Officer and Treasurer