Form 10-Q
period 2002-09-30
AMTROL INC /RI/
filed 2002-11-13
CIK 853547

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the quarterly period ended September 30, 2002

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: $.01 Par Value: 100 shares of Common stock as of November 13, 2002.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2002

AMTROL INC. AND SUBSIDIARIES

Consolidated Balance Sheets
(In thousands)

	Unaudited	Audited
	September 30, 2002	December 31, 2001

ASSETS
Current Assets:
Cash and cash equivalents	$—	$983
Accounts receivable, less allowance for doubtful accounts	30,026	28,456
Inventories	23,435	19,785
Deferred income taxes — short-term	1,739	1,739
Tax refund receivable	1,522	1,623
Prepaid expenses and other	556	680

Total current assets	57,278	53,266

Property, Plant and Equipment, Net	38,340	41,192
Other Assets:
Goodwill	157,624	157,292
Deferred financing costs	4,521	4,233
Deferred income taxes — long-term	7,209	7,209
Other	1,544	1,263

Total other assets	170,898	169,997

	$266,516	$264,455

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$2,957	$2,218
Notes payable to banks	7,320	7,930
Accounts payable	22,882	20,949
Accrued expenses	11,686	10,856
Accrued interest	3,193	752
Accrued income taxes	2,083	1,959

Total current liabilities	50,121	44,664

Other Noncurrent Liabilities	3,831	4,061
Long Term Debt, Less Current Maturities	157,252	157,511
Shareholders’ Equity:
Capital stock $.01 par value — authorized 1,000 shares, 100 shares issued	—	—
Additional paid-in capital	99,273	99,273
Retained deficit	(40,888)	(36,064)
Accumulated other comprehensive loss	(3,073)	(4,990)

Total shareholders’ equity	55,312	58,219

	$266,516	$264,455

The accompanying notes are an integral part of these consolidated financial statements.

AMTROL INC. AND SUBSIDIARIES

Consolidated Statements of Operations
(Unaudited — in Thousands)

	QUARTER ENDED		NINE MONTHS ENDED

	September 30,	September 30,	September 30,	September 30,
	2002	2001	2002	2001

Net sales	$47,381	$45,417	$141,046	$140,636
Cost of goods sold	35,881	34,418	107,967	108,770

Gross profit	11,500	10,999	33,079	31,866
Operating expenses:
Selling, general and administrative	7,043	6,715	21,077	20,391
Amortization of goodwill	—	1,112	—	3,338

Income from operations	4,457	3,172	12,002	8,137
Other income (expense):
Interest expense	(4,983)	(4,911)	(14,906)	(14,737)
Interest income	14	22	43	96
License and distributorship fees	—	73	40	219
Other, net	8	(255)	(668)	352

Loss before provision for income taxes	(504)	(1,899)	(3,489)	(5,933)
Provision (benefit) for income taxes	526	(311)	1,335	(595)

Net loss	$(1,030)	$(1,588)	$(4,824)	$(5,338)

The accompanying notes are an integral part of these consolidated financial statements.

AMTROL INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity
(Unaudited — in Thousands)

Nine Months Ended September 30, 2002

				Accumulated Other
		Additional	Retained	Comprehensive	Comprehensive
	Common Stock	Paid-in Capital	Deficit	Income (Loss)	Income (Loss)

Balance, December 31, 2001	$—	$99,273	$(36,064)	$(4,990)	$—
Net loss	—	—	(2,040)	—	(2,040)
Derivative instrument valuation adjustment	—	—	—	304	304
Currency translation adjustment	—	—	—	(262)	(262)

Balance, March 31, 2002	—	99,273	(38,104)	(4,948)	(1,998)
Net loss	—	—	(1,754)	—	(1,754)
Derivative instrument valuation adjustment	—	—	—	204	204
Currency translation adjustment	—	—	—	2,394	2,394

Balance, June 30, 2002	—	99,273	(39,858)	(2,350)	(1,154)
Net loss	—	—	(1,030)	—	(1,030)
Derivative instrument valuation adjustment	—	—	—	(407)	(407)
Currency translation adjustment	—	—	—	(316)	(316)

Balance, September 30, 2002	$—	$99,273	$(40,888)	$(3,073)	$(2,907)

Nine Months Ended September 30, 2001

				Accumulated Other
		Additional	Retained	Comprehensive	Comprehensive
	Common Stock	Paid-in Capital	Deficit	Income (Loss)	Income (Loss)

Balance, December 31, 2000	$—	$89,903	$(26,649)	$(3,382)	$—
Net loss	—	—	(2,455)	—	(2,455)
Repurchase of options and common stock	—	(141)	—	—	—
Derivative instrument valuation adjustment	—	—	—	(372)	(372)
Currency translation adjustment	—	—	—	(1,194)	(1,194)

Balance, March 31, 2001	—	89,762	(29,104)	(4,948)	(4,021)
Net loss	—	—	(1,295)	—	(1,295)
Repurchase of common stock	—	(100)	—	—	—
Derivative instrument valuation adjustment	—	—	—	(440)	(440)
Currency translation adjustment	—	—	—	31	31

Balance, June 30, 2001	—	89,662	(30,399)	(5,357)	(5,725)
Net loss	—	—	(1,588)	—	(1,588)
Repurchase of common stock	—	(33)	—	—	—
Issuance of common stock	—	6,000	—	—	—
Derivative instrument valuation adjustment	—	—	—	(265)	(265)
Currency translation adjustment	—	—	—	1,011	1,011

Balance, September 30, 2001	$—	$95,629	$(31,987)	$(4,611)	$(6,567)

The accompanying notes are an integral part of these consolidated financial statements.

AMTROL INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
(Unaudited — in thousands)

	NINE MONTHS ENDED

	September 30,	September 30,
	2002	2001

Cash Flows Provided by (Used in) Operating Activities:
Net loss	$(4,824)	$(5,338)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities — Depreciation and amortization	6,622	10,388
Provision for losses on accounts receivable	95	116
Changes in operating assets and liabilities	320	(8,504)

Net cash provided by (used in) operating activities	2,213	(3,338)

Cash Flows Provided by (Used in) Investing Activities:
Proceeds from sale of property, plant & equipment	—	70
Capital expenditures	(1,924)	(2,767)

Net cash (used in) investing activities	(1,924)	(2,697)

Cash Flows Provided by (Used in) Financing Activities:
Repayment of debt	(113,505)	(54,669)
Issuance of debt	112,193	54,452
Proceeds from issuance of common stock	—	6,000
Repurchase of options and common stock	—	(274)

Net cash provided by (used in) financing activities	(1,312)	5,509

Net Decrease in Cash and Cash Equivalents	(1,023)	(526)
	—
Effect of exchange rate changes on cash and cash equivalents	40	(20)
	—
Cash and Cash Equivalents, beginning of period	983	704

Cash and Cash Equivalents, end of period	$—	$158

The accompanying notes are an integral part of these consolidated financial statements.

AMTROL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.            BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly, in accordance with generally accepted accounting principles and with the instructions to Form 10-Q and Article 10 of Regulation S-X, the financial position, results of operations and cash flows of AMTROL Inc. and its subsidiaries (“the Company”) for the interim periods presented. Such adjustments consisted of only normal recurring items. The results of operations for the interim periods shown in this report are not necessarily indicative of results for any future interim period or for the entire year. These condensed consolidated financial statements do not include all disclosures associated with annual consolidated financial statements and accordingly should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K.

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

3.            ADOPTION OF NEW ACCOUNTING STANDARDS

The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets on January 1, 2002. This statement addresses financial and reporting for goodwill and other intangible assets. Prior to January 1, 2002, generally accepted accounting principles required that goodwill be amortized over its useful life, not to exceed 40 years. SFAS No. 142 now requires that goodwill no longer be amortized. Instead, companies are required to apply a fair market value-based impairment test to its goodwill.

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

               Foreign Currency Translation

Assets and liabilities of non-U.S. operations have been translated into United States dollars at the quarter-end rate of exchange. Shareholders’ equity has been converted using historical rates while revenues and expenses have been converted at the average exchange rates prevailing during the three and nine month periods. The cumulative effect of the resulting translation was reflected as a separate component of shareholders’ equity.

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

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS No. 146 requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred rather than when a company commits to such an activity and also establishes fair value as the objective for initial measurement of the liability. SFAS No. 146 will be adopted by the Company for exit or disposal activities that are initiated after December 31, 2002. The Company anticipates at this time that adoption of SFAS No. 146 will not have a material impact on the consolidated financial statements of the Company.

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

The Foothill Facility consists of senior term loans (the “Term Loans”) and a revolving credit facility (the “Revolving Credit Facility”) which are secured by a first priority lien on all the domestic assets of the Company and a stock pledge of all its subsidiaries. A portion of the Term Loans (the “Term Loan A”) had an original principal balance of $10.2 million and a remaining principal balance of $9.4 million as of September 30, 2002. The remaining portion of the Term Loans (the “Term Loan B”) had an original principal balance of $7.5 million and a remaining principal balance of $6.9 million as of September 30, 2002. Aggregate borrowings under the Revolving Credit Facility are limited to the lesser of (a) $35.0 million less the aggregate outstanding principal amount of the Term Loan A less letter of credit usage and (b) the borrowing base less letter of credit usage. At September 30, 2002, total availability and aggregate borrowings under the Revolving Credit Facility were $13.4 million and $8.9 million, respectively.

Term Loan A has a five-year maturity with quarterly principal payments of $426,757, which commenced on April 1, 2002. The outstanding unpaid principal shall be due and payable on the date of termination of the Foothill Facility, whether by its terms, by prepayment, or by acceleration and bears interest at LIBOR plus 3.5%, paid monthly. Term Loan B has a three-year maturity with quarterly principal payments of $312,500, which commenced on April 1, 2002. The outstanding unpaid principal shall be due and payable on the date of termination of the Foothill Facility, whether by its terms, by prepayment, or by acceleration and bears interest at the greater of the Wells Fargo

Reference Rate (approximates the prime rate) plus 3.5% or 9.25%, paid monthly. The Revolving Credit Facility has a five-year maturity. Amounts borrowed under the Revolving Credit Facility may be repaid and reborrowed at any time during the term of the Foothill Facility and bear interest at LIBOR plus 2.5% for LIBOR based borrowings and the Wells Fargo Reference Rate plus 0.5% for non-LIBOR based borrowings. The Foothill Facility contains certain affirmative and negative covenants and restrictions. As of September 30, 2002, the Company was in compliance with the various covenants of the Foothill Facility.

The Cypress Facility consists of a single $25.0 million term loan (the “Term Loan C”). Term Loan C has a five-year maturity and bears Pay-In-Kind (PIK) interest fixed at 12% per annum paid quarterly, which at the lenders option can be paid in common stock of the Company. In connection with the Cypress Facility, Amtrol Holdings, Inc., which wholly owns the Company, issued the lenders under the Cypress Facility 60,000 warrants to purchase approximately 5.2% of its common stock on a fully diluted basis. The 60,000 warrants, which have an exercise price of $.01, were valued at $3.4 million using the Black-Scholes model. This amount was recorded as an offset to the Term Loan C debt and included in the Company’s equity section. This discount is being accreted to the face value of the Term Loan C over the life of the Cypress Facility. The Company expects that the effective interest rate associated with the Term Loan C will be greater than 12% given the additional compensation associated with the issuance of the warrants. The Cypress Facility contains certain affirmative and negative covenants and restrictions. As of September 30, 2002, the Company was in compliance with the various covenants of the Cypress Facility.

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

The Notes Indenture contains certain affirmative and negative covenants and restrictions. As of September 30, 2002, the Company was in compliance with the various covenants.

The Company and/or affiliates of the Company, including entities related to Cypress may, from time to time, purchase the Notes previously issued by the Company in the open market or by other means.

6.             Inventories

Inventories are stated at the lower of cost or market and were as follows (in thousands):

	SEPTEMBER 30,	DECEMBER 31,
	2002	2001

Raw materials and work in process	$13,197	$11,120
Finished goods	10,238	8,665

	$23,435	$19,785

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

The Company has one derivative contract consisting of an interest rate swap contract and an interest rate cap (the “Contract”) outstanding as of September 30, 2002, with an initial notional amount of $15 million. Under this arrangement, which will mature on June 30, 2004, the Company receives the 90-day LIBOR rate and pays a fixed rate of 4.60% for the period from March 31, 2002 through maturity, unless LIBOR increases to 7.1%. If LIBOR increases to 7.1%, then the Company continues to receive the 90-day LIBOR rate but now pays the 90-day LIBOR rate for all subsequent periods capped at a maximum of 7.1%. The LIBOR rate has not exceeded 7.1% since inception of the Contract and it was treated, prior to adoption of SFAS No. 133, as a hedge agreement and accounted for as such. As a result of the refinancing of its senior debt with the Foothill Facility, the Contract was redesignated as a cash flow hedge of variable future cash flows associated with the Foothill Facility Term Loan A and Term Loan B Debt.

As of September 30, 2002, the fair value of the instrument ($0.4 million) was recorded in other noncurrent liabilities with a corresponding entry to accumulated other comprehensive loss. Subsequent changes in the fair value of the swap will be recorded through accumulated other comprehensive loss (except for changes related to ineffectiveness, which will be recorded through net income). The Company did not realize any material ineffectiveness during the current quarter and does not anticipate any material ineffectiveness under the hedge for the remainder of 2002.

8.             PROVISION FOR INCOME TAXES

The effective income tax rates used in the interim condensed financial statements are estimates of the full year’s rates. The provision for income taxes recorded in the financial statements differs from the statutory rate principally due to management’s decision to discontinue the recognition of tax benefits associated with losses generated by the US operations. Net deferred tax assets recognized on the Company’s balance sheet continue to require management’s evaluation as to their realization. Although realization is not assured, management believes it is more likely than not that the net deferred tax assets will be realized. The amount realized is based upon estimates derived from tax planning strategies which the Company believes is currently prudent and feasible. Additions to the valuation allowance may be required in the event that estimates are changed.

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

The primary criteria by which financial performance is evaluated and resources are allocated include net sales and EBITDA. The following is a summary of key financial data by segment:

	Quarter Ended		Nine Months Ended

	September 30,	September 30,	September 30,	September 30,
	2002	2001	2002	2001

NET SALES TO EXTERNAL CUSTOMERS
North America
US	$30,315	$30,488	$90,318	$91,101
Other	1,451	1,448	4,026	4,153
Europe
Portugal	13,084	11,019	39,946	37,274
Other	2,531	2,462	6,756	8,108

Consolidated	$47,381	$45,417	$141,046	$140,636

INCOME FROM OPERATIONS
North America	$3,310	$2,319	$8,724	$5,051
Europe	1,147	853	3,278	3,086

Consolidated	$4,457	$3,172	$12,002	$8,137

EBITDA
North America	$4,528	$4,845	$12,497	$12,715
Europe	1,895	1,290	4,864	5,620

Consolidated	$6,423	$6,135	$17,361	$18,335

	September 30,	December 31,
	2002	2001

LONG-LIVED ASSETS
North America
US	$154,583	$156,998
Other	6	9
Europe
Portugal	31,866	32,304
Other	9,509	9,173

Consolidated	$195,964	$198,484

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

10.           Commitments and Contingencies

At September 30, 2002, the Foothill Facility contained a sublimit to support the issuance of letters of credit in the amount of $3.0 million. At September 30, 2002, letters of credit outstanding amounted to $0.7 million.

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

All statements other than statements of historical fact included in this Form 10-Q and elsewhere relating to the Company’s financial position, strategic initiatives and statements addressing industry developments are forward-looking statements. When incorporated in this discussion, the words “expect(s)”, “feel(s)”, “believe(s)”, “anticipate(s)” and similar expressions are intended to identify some of these forward-looking statements. Forward-looking statements include those containing these phrases but also any other statements that are not references to historical fact. Although the Company believes that the expectations reflected in such forward-looking statements are expressed in good faith and are believed to have a reasonable basis, there can be no assurance that such expectations or beliefs will result or be achieved or accomplished. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The following are some of the important factors that can vary or change or involve substantial risk and cause actual results to differ materially from such expectations: the Company’s ability to successfully implement its business strategy; the availability and cost of raw materials; changes in domestic or foreign government regulation or enforcement policies, particularly related to refrigerant gases or cylinders and building and energy efficiency requirements or restrictions or limitations or general reduction in the use of domestic wells; significant weather conditions adverse to the Company’s business; development of competing technologies; acceptance of the Company’s existing and planned new products in international markets; competition in the Company’s markets, particularly price competition; the rate of growth of developing economies and demand for the Company’s products; the ultimate cost of future warranty and other claims relating to the Company’s products and business; whether the Company succeeds in acquiring new businesses; availability of capital; foreign exchange rates; increases in interest rates; the business abilities and judgment of personnel; general economic, financial and business conditions, both domestically and internationally; and acts of war and terrorist activities.

Results of Operations

The following table sets forth, for the periods indicated, the percentages of the Company’s net sales represented by certain income and expense items in the Company’s Consolidated Statements of Operations.

	QUARTER ENDED		NINE MONTHS ENDED

	September 30,	September 30,	September 30,	September 30,
	2002	2001	2002	2001

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	75.7	75.8	76.5	77.3

Gross profit	24.3	24.2	23.5	22.7
Selling, general and administrative expenses	14.9	14.8	14.9	14.5
Amortization of goodwill	—	2.4	—	2.4

Income from operations	9.4	7.0	8.6	5.8
Interest expense	(10.5)	(10.8)	(10.6)	(10.5)
Interest income	—	—	—	0.1
Other income (expense), net	—	(0.4)	(0.4)	0.4

Loss before provision for income taxes	(1.1)	(4.2)	(2.4)	(4.2)
Provision (benefit) for income taxes	1.1	(0.7)	1.0	(0.4)

Net loss	(2.2)%	(3.5)%	(3.4)%	(3.8)%

Three Months Ended September 30, 2002

Net sales for the current quarter increased $2.0 million or 4.3% compared to the third quarter of 2001, reflecting sales growth in Europe, as well as the impact of the strengthening Euro on the translation of results at the Company’s European operations.

In North America, net sales in the third quarter of 2002 were comparable to third quarter net sales of 2001. Net sales from the Company’s European operations increased $2.1 million or 15.8% in the third quarter of 2002 compared to the third quarter last year due primarily to the strengthening of the

Euro versus the U.S. dollar and the addition of a major new customer. The strengthening of the Euro contributed approximately $1.6 million to the increase in net sales.

In order to mitigate any impact on its North America net sales from domestic steel industry capacity shortfalls and imposition of tariffs on imported steel by the U.S. government in March of 2002, the Company implemented an expanded resourcing program to safeguard its supply of steel. The Company believes that this resourcing program has been successful.

Gross profit for the third quarter of 2002 increased $0.5 million or 4.6% compared to the third quarter of 2001, due principally to increased volumes in the Company’s European operations. As a percentage of net sales, gross profit increased to 24.3% in the third quarter of 2002 versus 24.2% in the same period last year.

Selling, General and Administrative expenses for the current quarter of 2002 of $7.0 million increased $0.3 million or 4.9% compared to the third quarter of 2001. The increase is principally the result of increased European selling expenses associated with the increase in sales.

Income taxes during the current quarter of 2002 increased $0.8 million as compared to 2001. The increase was the result of management’s decision to discontinue the recognition of tax benefits associated with pre-tax losses from its U.S. operations.

Other income, net increased $0.3 million when compared to 2001. During 2001, currency exchange losses of $0.3 million were recorded by the Company’s European operations as a result of the strengthening of the Euro versus the U.S. dollar.

The net loss for the current quarter of 2002 of $1.0 million compares favorably to a net loss in the third quarter of 2001 of $1.6 million, an absolute change of $0.6 million.

Earnings before interest expense, taxes, depreciation and amortization (EBITDA) for the third quarter of 2002 increased $0.3 million to $6.4 million from $6.1 million in the third quarter of 2001 principally as a result of currency exchange losses incurred by the Company’s European operations during 2001.

Nine Months Ended September 30, 2002

Net sales for the first nine months of 2002 increased $0.4 million or 0.3% as compared to the first nine months of 2001. In North America, net sales declined $0.9 million or 1.0% due to weaker first quarter results in comparison to 2001, offset by improved sales performance in the second quarter. Net sales in Europe increased $1.3 million or 2.9% compared to the first nine months of 2001 due to weaker first quarter results in comparison to 2001, offset by stronger sales performance in the second and third quarters and a strengthening Euro.

Gross profit for the first nine months of 2002 increased by $1.2 million or 3.8% as compared to the same period in 2001. Gross profit as a percentage to net sales increased to 23.5% in 2002 from 22.7% in 2001. Manufacturing efficiency improvements, lower energy costs and lower commodity costs contributed to the increase in gross profit and gross profit percentage.

Selling, General and Administrative expenses for the first nine months of 2002 of $21.1 million increased by $0.7 million or 3.4% compared to the first nine months of 2001. The increase is principally attributable to one-time compensation costs incurred during the second quarter of 2002.

Other income, net decreased $1.0 million in comparison to 2001. Currency exchange losses of $0.7 million were recorded by the Company’s European operations as a result of the strengthening of the Euro during 2002. In contrast, during the first nine months of 2001, the Company recorded currency exchange gains of $0.1 million.

Income taxes during the first nine months of 2002 increased $1.9 million as compared to 2001. The increase was the result of management’s decision to discontinue the recognition of tax benefits associated with pre-tax losses from its U.S. operations.

The net loss for the first nine months of 2002 of $4.8 million compares favorably to a net loss for the first nine months of 2001 of $5.3 million, an absolute change of $0.5 million.

Earnings before interest expense, taxes, depreciation and amortization (EBITDA) for the first nine months of 2002 decreased $0.9 million to $17.4 million, compared to $18.3 million for the first nine months of 2001 principally as a result of currency exchange losses and one-time compensation costs offset by manufacturing efficiency improvements and higher European gross profit.

Liquidity and Capital Resources

The Company’s operating working capital (defined as accounts receivable and inventory, less accounts payable) increased $3.3 million from $27.3 million at December 31, 2001 to $30.6 million at September 30, 2002. Accounts receivable and inventories increased $1.6 million and $3.6 million, respectively while accounts payable increased $1.9 million, all consistent with seasonal operating requirements of the Company’s water systems and plumbing/heating product lines.

For the first nine months of 2002, net cash provided by operating activities of $2.2 million was $5.6 million higher than the first nine months of 2001 due principally to an improved working capital position and lower cash interest expense. Capital expenditures of $1.9 million in the first nine months of 2002 were $0.8 million lower than in 2001. The Company funded these requirements principally by utilizing its credit facilities including the Revolving Credit Facility described below. As a result of the net cash provided by operating activities, the Company was able to pay down its debt by $1.3 million during 2002.

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

The Foothill Facility consists of senior term loans (the “Term Loans”) and a revolving credit facility (the “Revolving Credit Facility”) which are secured by a first priority lien on all of the domestic assets of the Company and a stock pledge of all of its subsidiaries. A portion of the Term Loans (the “Term Loan A”) had an original principal balance of $10.2 million and a remaining principal balance of $9.4 million as of September 30, 2002. The remaining portion of the Term Loans (the “Term Loan B”) had an original principal balance of $7.5 million and a remaining principal balance of $6.9 million as of September 30, 2002. Aggregate borrowings under the Revolving Credit Facility are limited to the lesser of (a) $35.0 million less the aggregate outstanding principal amount of the Term Loan A less letter of credit usage, and (b) the borrowing base less letter of credit usage. At September 30, 2002, total availability and aggregate borrowings under the Revolving Credit Facility were $13.4 million and $8.9 million, respectively.

Term Loan A has a five-year maturity with quarterly principal payments of $426,757 that commenced on April 1, 2002. The outstanding unpaid principal shall be due and payable on the date of termination of the Foothill Facility, whether by its terms, by prepayment, or by acceleration and bears interest at LIBOR plus 3.5%, paid monthly. Term Loan B has a three-year maturity with quarterly principal payments of $312,500 that commenced on April 1, 2002. The outstanding unpaid principal shall be due and payable on the date of termination of the Foothill Facility, whether by its terms, by prepayment, or by acceleration and bears interest at the greater of the Wells Fargo Reference Rate (approximates the prime rate) plus 3.5% or 9.25%, paid monthly. The Revolving Credit Facility has a five-year maturity. Amounts borrowed under the Revolving Credit Facility may be repaid and reborrowed at any time during the term of the Foothill Facility and bear interest at LIBOR plus 2.5% for LIBOR based borrowings and the Wells Fargo Reference Rate plus 0.5% for non-LIBOR based borrowings. The Foothill Facility contains certain affirmative and negative covenants and restrictions. As of September 30, 2002, the Company was in compliance with the various covenants of the Foothill Facility.

The Cypress Facility consists of a single $25.0 million term loan (the “Term Loan C”). Term Loan C has a five-year maturity and bears Pay-In-Kind (PIK) interest fixed at 12% per annum paid quarterly, which at the lenders option can be paid in common stock of the Company. In connection with the Cypress Facility, Amtrol Holdings, Inc., which wholly owns the Company, issued the lenders under the Cypress Facility 60,000 warrants to purchase approximately 5.2% of its common stock on a fully diluted basis. The 60,000 warrants, which have an exercise price of $.01, were valued at $3.4 million using the Black-Scholes model. This amount was recorded as an offset to the Term Loan C debt and included in the Company’s equity section. This discount is being accreted to the face value of the Term Loan C over the life of the agreement. The Company expects that the effective interest rate associated with the Term Loan C will be greater than 12% given the additional compensation associated with the issuance of the warrants. The Cypress Facility contains certain affirmative and negative covenants and restrictions. As of September 30, 2002, the Company was in compliance with the various covenants of the Cypress Facility.

In November 1996, the Company issued, under an Indenture, $115.0 million of Senior Subordinated Notes due 2006 (the “Notes”). The Notes are unsecured obligations of the Company. The Notes bear interest at the rate of 10.625% per annum payable semi-annually on each June 30 and December 31 commencing on June 30, 1997. The Notes became redeemable at the option of the Company on December 31, 2001. From and after December 31, 2001, the Notes are subject to redemption at the option of the Company, in whole or in part, at various redemption prices, declining from 105.313% of the principal amount to par on December 31, 2003. Upon a “Change of Control” (as defined in the Indenture), each Note holder has the right to require the Company to repurchase such holder’s Notes at a purchase price of 101% of the principal amount plus accrued interest. The Notes Indenture contains certain affirmative and negative covenants and restrictions. As of September 30, 2002, the Company is in compliance with the various covenants.

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

Inflation

The Company believes that anticipated inflation rates would not have a materially adverse effect on its results of operations or its financial condition in 2002. However, there can be no assurance that sharply increasing raw material or fuel costs will not adversely affect the Company’s financial condition or results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in information relating to market risk since the Company’s disclosure included in Item 7A of SEC Form 10-K as filed with the SEC on March 29, 2002.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Within the 90 day period prior to the filing date of this Quarterly Report on Form 10-Q, the Company, under the supervision and with the participation of its management, including its principal executive officer and principal financial officer, performed an evaluation of the Company’s disclosure controls and procedures, as required by Securities Exchange Act Rule 13a-15. Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that such disclosure controls and procedures are effective to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to them, particularly during the period for which the periodic reports are being prepared.

Changes in Internal Controls

No significant changes were made in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation performed pursuant to Securities Exchange Act Rule 13a-15.

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

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

Exhibits

None.

Reports on Form 8-K

On August 14, 2002, the Company filed a Current Report on a Form 8-K reporting under Item 9 — Regulation FD Disclosure, in connection with required certifications by its Chief Executive and Chief Financial Officers pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

AMTROL INC. AND SUBSIDIARIES

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMTROL INC.

Date: November 13, 2002	By: /s/ Albert D. Indelicato

Albert D. Indelicato, President, Chairman of the Board, Chief Executive Officer and Director

Date: November 13, 2002	By: /s/ Larry T. Guillemette

Larry T. Guillemette, Executive Vice President, Chief Financial Officer and Treasurer

CERTIFICATIONS

I, Albert D. Indelicato, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of AMTROL Inc;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4.	The Registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

a.	Designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	Evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The Registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of the Registrant’s board of directors (or persons performing the equivalent function):

a.	All significant deficiencies in the design or operation of internals controls which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weaknesses in internal controls; and

b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls; and

6.	The Registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002	By: /s/ Albert D. Indelicato

Albert D. Indelicato President, Chairman of the Board Chief Executive Officer and Director

CERTIFICATIONS

I, Larry T. Guillemette, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of AMTROL Inc;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4.	The Registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

a.	Designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	Evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The Registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of the Registrant’s board of directors (or persons performing the equivalent function):

a.	All significant deficiencies in the design or operation of internals controls which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weaknesses in internal controls; and

b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls; and

6.	The Registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002	By: /s/ Larry T. Guillemette

Larry T. Guillemette Executive Vice President, Chief Financial Officer and Treasurer