Form 10-K
period 2002-12-31
AMTROL INC /RI/
filed 2003-03-28
CIK 853547

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [   ] No [X].

State the aggregate market value of the Registrant’s voting and non-voting common equity held by non-affiliates as of March 28, 2003: $0

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date: $0.01 Par Value: 100 shares outstanding as of March 28, 2003.

Documents Incorporated by Reference: None

PART I

ITEM 1. BUSINESS

Background

AMTROL Inc., together with its subsidiaries (“AMTROL” or the “Company”), is a leading international designer, manufacturer and marketer of expansion and pressure control products used in water systems applications and selected sectors of the Heating, Ventiliation and Air Conditioning (“HVAC”) market. The Company’s principal products include well water accumulators, hot water expansion controls, water treatment products, indirect-fired water heaters and returnable and non-returnable pressure-rated cylinders used primarily to store, transport and dispense refrigerant, heating and cooking gases. Many of these products are based on a technology originated and developed by the Company, involving a pre-pressurized vessel with an internal diaphragm to handle fluids under pressure.

The Company was incorporated in Rhode Island in 1973, and is the successor of a Rhode Island corporation which was incorporated in 1946. On November 12, 1996, as a result of a merger agreement with AMTROL Holdings Inc. (“Holdings Inc.”) and its wholly owned subsidiary, AMTROL Acquisition Inc., the Company became a wholly-owned subsidiary of Holdings Inc., a Delaware corporation controlled by The Cypress Group L.L.C. (“Cypress”). The Company’s principal executive offices are located at 1400 Division Road, West Warwick, Rhode Island 02893 (telephone number: (401) 884-6300).

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

One of the Company’s strengths is its brand names, which are among the most widely recognized in its markets. For example, the Company’s EXTROL® brand is widely recognized by customers as the leading hot water expansion control tank. Other well-known brand names of the Company include Well-X-Trol®, Therm-X-Trol®, Boiler Mate™, CHAMPION® and Water Worker®. The Company is a recognized technology leader in virtually all of its core product lines. In fact, many of the Company’s major product lines are considered the industry benchmark, a key strategic marketing advantage.

During its 57-year history, AMTROL has established a strong partnership with wholesalers, supporting a broad distribution network serving approximately 2,000 customers throughout North America. The Company’s strong brand recognition and reputation for quality ensure that nearly every significant plumbing, pump specialty and HVAC wholesaler carries at least one line of its products. This facilitates new product introduction, effectively “pulling” the Company’s new products through its distribution system. The Company also offers a broad range of products, which allows the Company’s customers to consolidate their purchases with the Company and manage inventory more efficiently. These factors have established AMTROL’s products as preferred brands and allow the Company to realize premium pricing on most of its premium branded products.

AMTROL-ALFA Metalomecânica, S.A. (“AMTROL ALFA”), located in Guimaraes, Portugal, is Europe’s largest manufacturer of reusable steel gas cylinders, distributed worldwide and used principally for the storage of cooking and heating gases. AMTROL ALFA also produces non-returnable gas cylinders supplied to European and Asian customers which are used principally for the storage of refrigerant gases. AMTROL ALFA’s sales presence within the United States continues to increase as well. AMTROL ALFA provides the Company with the potential for a low-cost international manufacturing base for all of the Company’s cylinder products and is an important source of supply for the Company’s international customers.

AMTROL NOVA GmbH & Co. K.G. (“AMTROL NOVA”), located in Donaueschingen, Germany, manufactures high-end residential and commercial water heaters which are marketed primarily in Germany, Switzerland and Austria.

AMTROL Poland Sp z.o.o. (“AMTROL Poland”), located in Swarzedz, Poland refurbishes returnable gas cylinders primarily for the Polish market. AMTROL Poland also sells new gas cylinders that are fabricated by AMTROL ALFA and shipped in an unfinished condition to AMTROL Poland for finishing and distribution. AMTROL Poland provides the Company with both a favorable manufacturing cost structure and close proximity to gas cylinder markets in central and eastern Europe.

Net sales in geographic regions outside of the United States and Canada, primarily Europe, the Middle East, Africa and the Far East, accounted for 31.4%, 32.0% and 29.0% of the Company’s total net sales in fiscal years 2000, 2001 and 2002, respectively.

The Company continues to review potential acquisitions that may represent good strategic fits with the Company’s lines of business.

Products And Markets

HVAC Products

The Company’s sales to selected sectors of the HVAC market include products such as expansion accumulators, water heaters and pressure-rated cylinders for heating and refrigerant gases. The Company’s residential HVAC products include expansion vessels for heated water, potable water heaters and other accessories used in residential HVAC systems. The Company’s commercial HVAC products are substantially identical in function to those used in residential applications, but may be modified for design codes and the higher operating pressures of larger systems. The Company’s pressure-rated cylinders for refrigerant gases are used mainly in the storage, transportation and dispensing of gases used principally in air conditioning and refrigeration systems. In addition, the AMTROL ALFA facility produces returnable pressure-rated cylinders for storing gas used in residential and commercial heating and cooking applications.

EXTROLs®. The EXTROL® expansion accumulator, the first of the Company’s products for handling fluid under pressure, redefined the standards for controlling the expansion of water in hydronic heating systems. Earlier systems consisted simply of a vessel containing air, resulting in excessive pressure and corrosion. The Company developed a technology which uses a flexible diaphragm inside a pre-pressurized vessel to maintain the separation of air and water and has applied this technology in other HVAC and water system products. This technology controls pressure in the heating system and minimizes problems related to hot water expansion by allowing the volume of water to increase as the temperature of the water increases within a closed system, thereby substantially reducing operating problems.

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

Indirect-Fired Water Heaters. In response to market demands for both an abundant supply of hot water and energy conservation, the Company has introduced a line of indirect-fired residential and commercial water heaters, which it manufactures and distributes under the brand name Boiler Mate™. Used in conjunction with a new or existing boiler, installed to heat living and work areas, these water heaters offer an alternative to conventional gas and electric potable water heaters and tankless coils. Hot water is generated through the use of heat exchangers and circulators which circulate heated water from the boiler through a coil in the core of the water heater’s reservoir. The Boiler Mate Classic Series™, available in 26 and 41 gallon models, is sold primarily for residential applications. The Boiler Mate Premier Series™, a line of stainless steel models, offers sizes ranging from 60 to 120 gallons for light commercial applications and residential customers who require large amounts of hot water and rapid recovery time. In addition, the Company’s AMTROL NOVA subsidiary specializes in designing, engineering and manufacturing a wide range (55 liters to 5,000 liters) of high-end indirect-fired water heaters for the European residential and commercial marketplace.

Pressure-Rated Cylinders. The AMTROL ALFA subsidiary produces and distributes reusable liquid propane gas (“LPG”) cylinders and reusable and non-returnable refrigerant cylinders. AMTROL ALFA is the largest producer of reusable steel gas cylinders in Europe. Reusable LPG cylinders are typically purchased by major gas companies or their distributors who fill the cylinders for customers who use the gas for heating and cooking in residential and commercial applications. In 1998, the Company transferred to AMTROL ALFA a non-returnable refrigerant cylinder production line previously located in Singapore and began supplying its European and Asian non-returnable refrigerant cylinder customers from AMTROL ALFA. The transfer of this production line enhanced the Company’s worldwide presence in non-returnable cylinder markets and its ability to provide optimum production and delivery solutions to its major multi-national customers. The Company is also one of the world’s two largest manufacturers of non-returnable pressure-rated cylinders used in the storage, transport and dispensing of refrigerant gases for air conditioning and refrigeration systems.

In 1999, the Company established AMTROL Poland which refurbishes returnable gas cylinders primarily for the Polish market. AMTROL Poland also sells new gas cylinders that are fabricated by AMTROL ALFA and shipped in an unfinished condition to AMTROL Poland for finishing and distribution. AMTROL Poland provides the Company with both a favorable manufacturing cost structure and close proximity to the gas cylinder markets in central and eastern Europe.

Water Systems Products

AMTROL’s sales of its water systems products consist primarily of water accumulators for residential and commercial well water systems and products for residential water softening and purification.

Well Water Systems. The Company produces and sells well water accumulators for both residential and commercial applications under the brand names Well-X-Trol® Professional® and CHAMPION®, as well as under several other brand and private label programs. Virtually all of the well water accumulators sold by the Company incorporate an internally mounted rubber diaphragm that seals an air charge and allows pressure to increase as water fills the plastic-lined vessel. This design serves to control pressure while maintaining the separation of air and water in the vessel, thereby eliminating water logging (absorption of air into water) as well as reducing wear on switches, pump motors and other system components caused by more frequent on/off cycling. A typical well water system consists of a submersible or jet pump located in the well that pumps water to an AMTROL well water accumulator.

The well water accumulator is connected to the plumbing system in order to provide water on demand within a specific range of pressure as controlled by a pressure switch. As the water level and pressure in the vessel decreases, the diaphragm relaxes and the pressure switch causes the pump to cycle until a certain pressure is achieved in the system.

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

Distribution and Marketing

The Company’s principal channel of distribution is plumbing, heating and pump specialty wholesalers. The Company maintains its presence in the United States and Canadian wholesale markets through a network of approximately 45 independent manufacturer’s representatives arranging sales on a commission basis, as well as approximately eight salaried direct sales professionals. To service its customers with greater efficiency, the Company has streamlined its representative network and, through consolidation of multiple lines of business has brought a broader range of products to its wholesalers.

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

With the exception of one cylinder customer to whom global sales were approximately 7.5% of total consolidated net sales, no individual customer represented more than five percent of the Company’s net sales in 2002.

Manufacturing, Raw Materials and Suppliers

The Company manufactures its products primarily at its own facilities, many of which depend on the Company’s expertise in pressure vessel construction. The Company takes advantage of the material economies and precision inherent in deep-draw stamping technology to manufacture products of superior performance and life.

During 2002, weakness in the U.S. steel industry, including the bankruptcy of certain steel companies and the imposition of tariffs on imported steel in March 2002 (the Section 201 tariffs) created the potential for supply disruptions and raised steel prices paid by the Company. The diversity of the Company’s U.S. steel vendor base and the timely development of foreign sources of value-added steel products exempt from the Section 201 tariffs mitigated potential supply disruptions and the impact of steel price increases on the Company’s financial performance.

In 2002, the Company continued to realize savings as a result of its various lean manufacturing initiatives. Programs such as Kaizen, one-piece flow, advanced quality planning and visualized controls have helped AMTROL find and eliminate waste in its cost structure. In addition, the Company anticipates that these initiatives will be further leveraged by modest capital expenditure projects that will take advantage of design-for-manufacture concepts.

Quality assurance continues to be a principal focus of the Company’s management. Scrap expense was reduced by 10% in 2002, marking the fourth consecutive year of decline in this expense category. The Company believes that continued communications with customers play an integral role in developing product design enhancements that improve duty life. With respect to improving its quality culture and awareness, AMTROL is seeking certification for ISO 9001-2000, the latest revision to the ISO 9000-1994 standard. Preliminary audits by the Company’s third party registrar indicate that

AMTROL can achieve certification by June 2003, six months ahead of industry expectation.

Plant safety performance continued to show substantial year-to-year improvement resulting from a safety overhaul initiated in 1999. Records indicate that the Company enjoyed the best safety performance in its history.

The condition at the Company’s facilities and capital equipment is considered good. Capital expenditures in 2002 are anticipated to yield further plant and manufacturing efficiencies. As a result, the Company does not anticipate any capacity restraints.

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

The Company also holds a number of registered and unregistered trademarks for its products. The Company believes the following registered trademarks, which appear on its products and are widely recognized in its markets, are among those of strategic importance to its business: Well-X-Trol®, Therm-X-Trol®, EXTROL®, Boiler Mate™, CHAMPION® and Water Worker®.

Competition

The Company is experiencing increasing competition from a number of foreign and U.S. competitors in each of its markets. AMTROL and its competitors in the water systems products and HVAC markets compete principally on the basis of technology, quality, service and price.

Employees

As of December 31, 2002, the Company had 538 employees in the United States, none of who were represented by collective bargaining units. In addition, the Company had 1,180 employees in its international operations. Some of the Company’s international employees are represented by unions. The Company considers relations with its employees to be good.

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

ITEM 3. LEGAL PROCEEDINGS

From time to time, the Company is named as a defendant in legal actions. These legal actions include commercial disputes, agency proceedings and product liability, personal injury and other claims. However, management believes, after review of insurance coverage and consultation with legal counsel, that the ultimate resolution of the current pending legal actions to which it is a party will not likely have a material adverse effect on the Company’s results of operations or financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

All of the common stock of the Company is owned by Holdings Inc. and no trading market exists for the stock. All of the common stock of Holdings Inc. is held by affiliates of Cypress and certain officers, directors and employees of the Company, and likewise there is no trading market for Holdings’ stock. For more information, see Item 12, “Security Ownership of Certain Beneficial Owners and Management”.

ITEM 6. SELECTED FINANCIAL DATA

The selected consolidated financial data presented below for and as of each of the years and periods in the five-calendar-year period ended December 31, 2002 have been derived from the Consolidated Financial Statements of the Company, including the related notes thereto. The information set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and with the Consolidated Financial Statements of the Company, including the related notes thereto, appearing elsewhere in this Form 10-K.

	Year Ended December 31,

	1998(b)	1999	2000	2001	2002

	(in thousands)
Statement of Operations Data:
Net sales	$212,890	$222,053	$197,472	$182,325	$186,803
Cost of goods sold	169,355	164,617	151,483	141,278	144,217
Provision for abnormal warranty costs	4,500	—	—	—	—

Total cost of goods sold	173,855	164,617	151,483	141,278	144,217
Gross profit	39,035	57,436	45,989	41,047	42,586
Selling, general and administrative expenses	27,827	28,492	25,821	27,878	28,646
Plant closing and reorganization costs	4,450	—	—	—	—
Management restructuring	3,693	—	—	—	—
Amortization of goodwill	4,446	4,463	4,463	4,451	—

Income (loss) from operations	(1,381)	24,481	15,705	8,718	13,940
Interest (expense), net	(20,344)	(19,083)	(19,070)	(19,101)	(20,009)
License and distributorship fees	242	234	210	291	40
Other income (expense), net	1,384	353	1,713	95	(374)

Income (loss) before provision (benefit) for income taxes, extraordinary item and cumulative effect of change in accounting principle	(20,099)	5,985	(1,442)	(9,997)	(6,403)
Provision (benefit) for income taxes	(6,728)	4,125	2,704	(1,026)	839

Income (loss) before extraordinary item and cumulative effect of change in accounting principle	(13,371)	1,860	(4,146)	(8,971)	(7,242)
(Loss) on extraordinary item, net of tax	—	—	—	(444)	—

Loss before cumulative effect of change in accounting principle	(13,371)	1,860	(4,146)	(9,415)	(7,242)
Cumulative effect of a change in accounting principle	—	—	—	—	(38,087)

Net income (loss)	$(13,371)	$1,860	$(4,146)	$(9,415)	$(45,329)

Other Data:
Depreciation and amortization	$13,147	$14,003	$14,005	$13,882	$9,093
Capital expenditures	9,858	5,798	8,375	4,199	3,321
EBITDA (a)	12,454	38,346	29,963	21,972	21,709
Balance Sheet Data (at period end):
Working capital	$6,642	$9,001	$5,101	$8,602	$7,877
Total assets	300,667	281,745	271,104	264,455	229,664
Long-term debt, less current maturities	173,023	163,385	159,469	157,511	158,391
Shareholders’ equity	65,948	65,303	59,872	58,219	15,849

(a)	EBITDA represents income (loss) from operations before plant closing charges, depreciation and amortization. EBITDA is frequently considered by readers of financial statements and therefore the Company believes that inclusion of EBITDA is useful supplemental information. The method of calculating consolidated EBITDA is consistent with the Company’s Loan and Security Agreement and Senior Subordinated Notes Agreement. However, EBITDA is not a measure of true cash flow since it does not incorporate changes of other assets and liabilities that may generate or require cash. EBITDA is not a generally accepted accounting measure.

(b)	Adjusted to reflect a change in the method of determining inventory cost from the LIFO method to the FIFO method.

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

All statements other than statements of historical fact included in this Form 10-K and elsewhere relating to the Company’s financial position, strategic initiatives and statements addressing industry developments are forward-looking statements. When incorporated in this discussion, the words “expect(s)”, “feel(s)”, “believe(s)”, “anticipate(s)” and similar expressions are intended to identify some of these forward-looking statements. Forward looking statements include those containing these phrases but also any other statements that are not references to historical fact. Although the Company believes that the expectations reflected in such forward-looking statements are expressed in good faith and are believed to have a reasonable basis, there can be no assurance that such expectations or beliefs will result or be achieved or accomplished. Readers are cautioned not to place undue reliance on these forward-looking statements. The following are some of the important factors that can vary or change or involve substantial risk and cause actual results to differ materially from such expectations: the Company’s ability to successfully implement its business strategy; the availability and cost of raw materials; changes in domestic or foreign government regulation or enforcement policies, particularly related to refrigerant gases or cylinders and building and energy efficiency requirements or restrictions or limitations or general reduction in the use of domestic wells; significant weather conditions adverse to the Company’s business; development of competing technologies; acceptance of the Company’s existing and planned new products in international markets; competition in the Company’s markets, particularly price competition; the rate of growth of developing economies and demand for the Company’s products; the ultimate cost of future warranty and other claims relating to the Company’s products and business; whether the Company succeeds in acquiring new businesses; availability of capital; foreign exchange rates; increases in interest rates; the business abilities and judgment of personnel; and general economic, financial and business conditions, both domestically and internationally.

Critical Accounting Policies

In December 2001, the SEC issued Financial Reporting Release No. 60 requiring that all registrants provide additional disclosure and commentary on those accounting policies considered most critical. The SEC indicated that a “critical accounting policy” is one which is both important to the portrayal of the Company’s financial condition and results of operations and requires management’s most difficult subjective or complex judgments, often as a need to make estimates about the effect of matters that are inherently uncertain. The Company believes that the following accounting policies fit this definition.

Goodwill. Goodwill represents the excess of acquisition costs over the estimated fair value of the net assets acquired and was amortized through year-end 2001 using the straight-line method principally over 40 years. In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 142, Goodwill and Other Intangible Assets. The Company adopted SFAS No. 142 effective January 1, 2002. SFAS No. 142 requires that amortization of goodwill cease and that the Company evaluate the recoverability of goodwill and other intangible assets annually, or more frequently if events or changes in circumstances, such as a decline in sales, earnings or cash flows, or material adverse changes in the business climate, indicate that the carrying value of an asset might be impaired. Goodwill is considered to be impaired when the net book value of a reporting unit exceeds its estimated fair value. Fair values are established using a discounted cash flow methodology (specifically, the income approach). The determination of discounted cash flows is based on the Company’s strategic plans and long-range forecasts. The revenue growth rates included in the forecasts are the Company’s best estimates based on current and anticipated market conditions, and the profit margin assumptions are projected based on the current and anticipated costs structures. In accordance with the SFAS No. 142 transition procedures, the Company recorded a goodwill impairment charge for the cumulative effect of change in accounting principle of $38.1 million upon adoption of SFAS No. 142, as further described in Note 5.

Through year-end 2001, the Company, under SFAS No. 121, assessed the future useful life and recoverability of goodwill and other noncurrent assets whenever events or changes in circumstances indicated that the current useful life had diminished, or the carrying value had been impaired. The Company assessed the recoverability of the assets by determining whether the amortization of such intangibles over their remaining lives can be recovered through projected undiscounted future cash flows. The amount of impairment, if any, is measured based on the fair value of the impaired asset. At December 31, 2001, no goodwill impairment existed under this method.

Revenue Recognition. The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin (“SAB”) No. 101 Revenue Recognition in financial statements as amended by SAB No. 101A and SAB No. 101B. In accordance with SAB No. 101, the Company recognizes revenue only when there is a valid contract or purchase order which includes a fixed price, the goods have been delivered in accordance with the shipping terms; and there is an expectation that the collection of the revenue is reasonably assured. Determination of the criteria is based upon management’s judgments regarding the fixed nature of the price and the ability to collect revenue.

The Company generally recognizes revenue upon shipment of its products to customers net of applicable provisions for discounts and allowances. Allowances for cash discounts and volume rebates, among others, are recorded as a reduction to revenue at the time of sale based upon the estimated future outcome. Cash discounts and volume rebates are based on certain percentages and sales targets agreed to with the Company’s customers, which are typically earned by the customers over an annual period. The allowance for volume rebates is consistent with the provisions of EITF 00-22, Accounting for “Points” and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to Be Delivered in the Future.

Long-Lived Assets. AMTROL periodically evaluates its long-lived assets, other than goodwill, for events or changes in circumstances that might indicate the carrying amount of the assets may not be recoverable in accordance with SFAS No. 144. This statement provides for use of the accounting model for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. At December 31, 2002, no such impairment exists.

Warranty. The Company extends various warranties covering all of its products ranging from a one year warranty to a limited lifetime warranty against defects in materials and workmanship. The specific terms and conditions of the warranties depend on the type of product that is sold. The Company’s warranties generally provide for the replacement of parts or products at the Company’s option. The Company estimates the costs that may be incurred under its warranty program and records a liability at the time of sale. Factors that influence the Company’s warranty liability include the amount of production, manufactured cost of the product, historical warranty returns and anticipated returns based upon engineering and material improvements. The Company periodically assesses the adequacy of its warranty reserve through a detailed analysis and adjusts the reserve accordingly.

Inventory Valuation. The Company values inventories at the lower of cost or market. The Company records provisions, as appropriate, to write-down obsolete and excess inventory to estimated net realizable value. The process for evaluating obsolete and excess inventory often requires the Company to make subjective judgments and estimates concerning future sales levels, quantities and prices at which such inventory will be able to be sold in the normal course of business. Accelerating the disposal process or incorrect estimates of future sales potential may cause the actual results to differ from the estimates at the time such inventory is disposed or sold. The Company believes that its procedures for estimating such amounts are reasonable and historically have not resulted in material adjustments in subsequent period when the estimates are adjusted to the actual amounts.

Results of Operations

The following table sets forth, for the periods indicated, the percentage relationship to net sales of certain items included in the Company’s statement of operations:

	Year Ended December 31

	2000	2001	2002

Net sales	100.0%	100.0%	100.0%
Cost of goods sold	76.7	77.5	77.2

Gross profit	23.3	22.5	22.8
Selling, general and administrative expenses	13.1	15.3	15.3
Amortization of goodwill	2.2	2.4	—

Income from operations	8.0	4.8	7.5
Interest expense, net	(9.7)	(10.5)	(10.7)
Other income (expense), net	1.0	0.2	(0.2)

Loss before income taxes, extraordinary item and cumulative effect of change in accounting principle	(0.7)	(5.5)	(3.4)
Provision (benefit) for income taxes	1.4	(0.5)	(0.5)

Loss before extraordinary item and cumulative effect of change in accounting principle	(2.1)	(5.0)	(3.9)
Loss on extraordinary item, net	—	(0.2)	—

Loss before cumulative effect of a change in accounting principle	(2.1)	(5.2)	(3.9)
Cumulative effect of a change in accounting principle	—	—	(20.4)

Net loss	(2.1)	(5.2)	(24.3)

Fiscal Year Ended December 31, 2002 Compared to Fiscal Year Ended December 31, 2001.

Net Sales. Net sales in 2002 increased $4.5 million or 2.5% to $186.8 million from $182.3 million in 2001. In North America, net sales decreased $1.3 million or 1.0% as compared to 2001 due principally to the continuing weakness of the North American economy. Net sales in Europe increased $5.8 million or 9.8% as compared to

2001 due principally to the addition of significant new business and the strengthening of the Euro against the U.S. dollar. If the value of the Euro had remained at the average level of 2001, reported net sales in Europe for 2002 would have increased $2.2 million or 3.7% from 2001.

Gross Profit. Gross profit increased approximately $1.6 million in 2002 to $42.6 million from $41.0 million in 2001. As a percentage of net sales, gross profit in 2002 increased to 22.8% from 22.5% in 2001. Several factors contributed to the margin increase including price increases in certain product lines and shifts in product mix. In Europe, new business combined with a stronger Euro also contributed to the increase. In addition, favorable results from continuing cost reduction efforts and improvements in labor productivity were realized at all of the Company’s manufacturing locations.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $0.7 million or 2.8% in 2002 to $28.6 million from $27.9 million in 2001. The increase was principally due to new marketing initiatives of $0.2 million and increased compensation costs of $1.2 million offset by cost cutting initiatives at all the Company’s operating units.

Other Income (Expense), Net. Other income (expense), net for 2002 was $(0.4) million as compared to 2001 of $0.1 million. The decrease of $0.5 million was principally attributable to currency exchange losses of $1.3 million recorded by the Company’s European operations as a result of the strengthening of the Euro versus the U.S. Dollar, partially offset by government grants of $0.6 million awarded to the Company’s Portuguese subsidiary.

Income Taxes. Income tax expense increased $1.9 million in 2002 as compared to 2001 reflecting management’s decision to discontinue the recognition of tax benefits associated with pre-tax losses from the Company’s U.S. operations. Net deferred tax assets recognized on the Company’s balance sheet continue to require management’s evaluation as to their realization. Although realization is not assured, management believes it is more likely than not that the net deferred tax assets will be realized. The amount expect to be realized is based upon estimates derived from tax planning strategies which the Company believes are currently prudent and feasible. A valuation allowance has been provided for certain net operating loss carryforwards as it is more likely than not that the related deferred tax assets for these carryforwards will not be realized.

Net Income (Loss). The net loss in 2002 of $45.3 million compares to a net loss in 2001 of $9.4 million. The change was principally due to the goodwill impairment charge of $38.1 million (see Note 5 to the accompanying consolidated financial statements).

Earnings Before Interest Expense, Taxes, Depreciation and Amortization (EBITDA). EBITDA in 2002 was $21.7 million compared to $22.0 million in 2001, a decrease of $0.3 million or 1.4%. As a percentage of sales, EBITDA decreased from 12.1% in 2001 to 11.6% in 2002. The decline was principally the result of currency exchange losses incurred in the Company’s European operations.

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

Liquidity and Capital Resources

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

The Foothill Facility consists of senior term loans (the “Term Loans”) and a revolving credit facility (the “Revolving Credit Facility”). A portion ($10.2 million) of the Term Loans (the “Term Loan A”) is the lower of (a) $10.5 million and (b) the sum of (i) 80% of the net liquidation percentage of eligible equipment located in North America and (ii) 60% of the fair market value of real property located in North America. A second portion of the Term Loans (“Term Loan B”) with an original principle amount of $7.5 million was also created. The Revolving Credit Facility is secured by North American accounts receivable and inventories. Aggregate borrowings under the Revolving Credit Facility are limited to the lesser of (a) $35.0 million less the aggregate outstanding principal amount of the Term Loan A less letter of credit usage, and (b) the borrowing base less letter of credit usage. The Foothill Facility is secured by a lien on all of the Company’s personal property and assets. At December 31, 2002, total availability and aggregate borrowings under the Revolving Credit Facility were $10.3 million and $5.4 million, respectively.

Term Loan A has a five-year maturity with quarterly principal payments of $426,757 which commenced April 1, 2002. The outstanding unpaid principal shall be due and payable on the date of termination of the Agreement, whether by its terms, by prepayment, or by acceleration and bears interest at LIBOR plus 3.5%. Term Loan B has a three-year maturity with quarterly principal payments of $312,500 which commenced April 1, 2002. The outstanding unpaid principal shall be due and payable on the date of termination of the Agreement, whether by its terms, by prepayment, or by acceleration and bears interest at the greater of the Wells Fargo Reference Rate (approximates the prime rate) plus 3.5% or 9.25%. The Revolving Credit Facility has a five-year maturity. Amounts borrowed under the Revolving Credit Facility may be repaid and reborrowed at any time during the term of the Agreement and bear interest at LIBOR plus 2.5% for LIBOR based borrowings and the Wells Fargo Reference Rate plus 0.5% for non-LIBOR based borrowings. The Agreement contains certain affirmative and negative covenants and restrictions. As of December 31, 2002, the Company was in compliance with the various covenants of the Foothill Agreement.

The Cypress Facility consists of a single $25.0 million term loan (the “Term Loan C”). Term Loan C has a five-year maturity and bears Pay-In-Kind (PIK) interest fixed at 12% per annum paid quarterly, which at the lenders option can be paid in common stock of the Company. In connection with the Cypress Facility, Amtrol Holdings, Inc., which wholly owns AMTROL, has issued the lenders under the Cypress Facility 60,000 warrants to purchase approximately 5.2% of its common stock on a fully diluted basis. The 60,000 warrants, which have an exercise price of $.01 and are exercisable immediately, were valued at approximately $3.4 million using the Black-Scholes model. This amount was recorded as a contra-liability against the Term Loan C debt and included in the Company’s equity section. The Company expects that the effective interest rate associated with the Term Loan C will be greater than the 12% given the additional interest expense associated with the warrants. The Cypress Loan Agreement contains certain affirmative and negative covenants and restrictions. As of December 31, 2002, the Company was in compliance with the various covenants of the Cypress Agreement.

Net cash provided by operating activities in 2002 of $5.1 million was $7.8 million higher than 2001 due principally to a reduced operating loss and a reduction in total working capital. Capital expenditures of $3.3 million in 2002 were $0.9 million lower than in 2001.

Accounts receivable increased $1.3 million in 2002. The increase was principally due to higher European sales offset by improved collections at all the Company’s operating units. The Company did not experience any significant changes in credit terms, credit utilization or delinquency in accounts receivable in 2002 as compared to 2001.

The Company’s inventories increased $2.7 million. The increase was principally due to the procurement of steel in the fourth quarter in anticipation of large near-term customer orders in the Company’s European operations.

Accounts payable increased $2.9 million. The increase was principally due to the steel purchases described above and higher sales in the Company’s European operations.

Capital expenditures were $8.4 million, $4.2 million and $3.3 million for the years ended December 31, 2000, 2001 and 2002, respectively. Substantially all of the expenditures in 2002 and 2001 related to ongoing maintenance and upgrading of the Company’s manufacturing technology at all of its production facilities. In 2000, $2.2 million was used to acquire AMTROL Poland’s production line which was previously leased and $1.0 million was used to enhance and complete the implementation of the Company’s ERP system in its North American and Portuguese operations.

In November 1996 the Company issued, under an Indenture, $115.0 million of Senior Subordinated Notes due 2006 (the “Notes”). The Notes are unsecured obligations of the Company. The Notes bear interest at the rate of 10.625% per annum payable semi-annually on each June 30 and December 31. The Notes are redeemable at the option of the Company on or after December 31, 2001. From and after December 31, 2002, the Notes will be subject to redemption at the option of the Company, in whole or in part, at various redemption prices, declining from 105.313% of the principal amount to par on and after December 31, 2003. Upon a “Change of Control” (as defined in the Indenture), each Note holder has the right to require the Company to repurchase such holder’s Notes at a purchase price of 101% of the principal amount plus accrued interest. The Indenture contains certain affirmative and negative covenants and restrictions. As of December 31, 2002, the Company was in compliance with the various covenants of the Indenture.

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

The Company will continue to selectively pursue strategic acquisitions. The Company believes that strategic acquisitions, both domestic and international, provide an effective means of increasing or establishing a market presence in targeted markets and a means of identifying and introducing new products and technologies in markets where it already has a strong presence. The Company also believes that establishing local manufacturing and distribution facilities in international markets significantly enhances its ability to build strong customer relationships, understand local product preferences and be price competitive.

The Company believes that anticipated inflation rates will not have a material adverse effect on its results of operations or financial condition. However, there can be no assurance that sharply increasing raw material or fuel costs will not adversely affect the Company’s financial condition or results of operations.

In July 2001, SFAS No. 143, Accounting for Asset Retirement Obligations was released. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The Company does not expect the adoption of this statement will have an impact on its consolidated financial position or results of operations.

In addition, the Company adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets on January 1, 2002. This statement supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of and APB No. 30, Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS No. 144 amends accounting and reporting standards for the disposal of segments of a business and the accounting for the impairment or disposal of long-lived assets. The adoption of SFAS No. 144 did not impact the Company’s consolidated financial statements.

SFAS No. 145 “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections” (“SFAS No. 145”), was issued in April 2002 and addresses the reporting of gains and losses resulting from the extinguishment of debt, accounting for sale-leaseback transactions and rescinds or amends other existing authoritative pronouncements. SFAS No. 145 requires that any gain or loss on extinguishment of debt that does not meet the criteria of APB 30 for classification as an extraordinary item shall not be classified as extraordinary and shall be included in earnings from continuing operations. The provisions of this statement related to the extinguishment of debt are effective for financial statements issued in fiscal years beginning after May 15, 2002 with early application encouraged. Upon adoption of SFAS No. 145, all prior periods presented will be required to be restated. The Company plans to adopt SFAS No. 145 on January 1, 2003. Accordingly, the Company’s $0.4 million extraordinary loss from debt retirement recorded in 2001 will be reclassified to earnings from continuing operations when the standard is adopted in 2003.

In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with earlier application encouraged. The Company will adopt SFAS No. 146 for exit or disposal activities that are initiated after December 31, 2002, and it does not expect that the adoption of the Statement will have a significant impact on the Company’s financial position or results of operations.

In November 2002, FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others was issued. This interpretation requires certain guarantees to be recorded at fair value as opposed to the current practice of recording a liability only when a loss is probable and reasonably estimable. It also requires a guarantor to make enhanced disclosures concerning guarantees, even when the likelihood of making any payments under the guarantee is remote. The initial recognition and initial measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, while the enhanced disclosure requirements are effective after December 15, 2002. The Company does not expect the adoption of this interpretation will have an impact on its consolidated financial position or results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES OF MARKET RISK

Foreign Currency Risk

The Company is exposed to market risk related to foreign currency exchange rates and changes in interest rates. With respect to interest rates, the impact on 2002 operating results was not material and the expected impact on 2003 operating results is not anticipated to be material. However, as a result of the strengthening of the Euro versus the U.S. dollar by 18.3%, the Company recorded approximately $1.3 million in foreign exchange losses in 2002. During 2002, the Company did use forward contracts to hedge its foreign currency exposures, which relate primarily to its operations in Portugal. A portion of revenues in 2002 from the Company’s Portuguese operations were denominated in U.S. dollars. As the Euro strengthened, the corresponding U.S. dollar denominated receivables lost value. In order to mitigate any future currency exchange losses against future receivables, the Company’s Portuguese operation expanded its use of forward contracts, which are generally three months in duration to hedge against the currency movements of U.S. dollar and British Pound currencies. At December 31, 2002, the Company’s Portuguese operations had forward contracts for the purchase of $500,000 in early January 2003. The value of these forward contracts was not material to the balance sheet of AMTROL. The Company anticipates that by using forward contracts more routinely during 2003, no material foreign currency exchange losses will be incurred.

Interest Rate Market Risk

In addition, the Company has an interest rate swap contract and an interest rate cap (the “Contract”) outstanding as of December 31, 2002, with an initial notional amount of $15 million, decreasing on a consistent basis with repayment terms of the underlying debt. Under this arrangement, which will mature on June 30, 2004, the Company receives the 90-day LIBOR rate and pays a fixed rate of 4.60% for the period from January 1, 2001 through maturity, unless LIBOR increases to 7.1%. If LIBOR increases to 7.1%, then the Company continues to receive the 90-day LIBOR rate but now pays the 90-day LIBOR rate for all subsequent periods capped at a maximum of 7.1%. The LIBOR rate has not exceeded 7.1% since inception of the Contract and it was treated, prior to adoption of SFAS No. 133, as a hedge agreement and accounted for as such. The Contract was designated as a cash flow hedge of variable future cash flows associated with the interest on the previous Bank Credit Agreement, Tranche B Long Term Debt, through May 13, 2004 (the maturity date of the debt). However, the swap was redesignated to the Term Loans A and B upon entering into the Foothill Agreement.

The following sensitivity analysis summarizes the potential impact on the Company of additional interest expense resulting from a hypothetical 100 basis point increase in the interest rate indices upon which AMTROL’s floating rate debt instruments are based

(000):

	Y/E 2002
	Exposure	Hypothetical	Effect on
Variable	to Interest	Change in	Amtrol
Rate Debt	Rate Risk	Rate Index	Interest

Revolver	$5,373	100 bps	$54
Term Loan A	8,962	100 bps	90
Term Loan B	6,563	100 bps	66

	$20,898	100 bps	$210

The Company believes that the potential effects of a hypothetical 100-basis point increase in its floating rate debt instruments are not material to cash flows or net income.

The Company’s Term Loan C and Senior Subordinated Notes are not subject to interest rate risk since the rate of interest on these securities is fixed until their respective maturities.

Commodity Risk

The Company is subject to significant market risk with respect to the pricing of its principal raw materials, which include steel, rubber, corrugate, utilities and paint. If prices of these raw materials were to increase dramatically, the Company might not be able to pass such increases on to its customers and, as a result, gross margins could decline. The Company manages its exposure to commodity pricing risk by continuing to diversify its product mix, strategic buying programs and vendor partnering. At December 31, 2002, the Company had not entered into any derivative financial instruments to manage its exposure to higher prices.

On March 5, 2002, the United States government imposed tariffs and quotas on a wide range of steel imports for a three-year period. Many of the Company’s products are made from steel or contain steel parts. While the Company has certain purchase orders in place which set the price of steel, these purchase orders do not extend through the period the quotas and tariffs are imposed. Should price increases result from the imposition of these quotas and tariffs, net income and cash flows of the Company could decline.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The index to financial statements is included on page 29 of this report.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                 FINANCIAL DISCLOSURE

The Board of Directors of AMTROL Inc., as recommended by its Audit Committee, decided to no longer engage Arthur Andersen LLP (“Andersen”) as the Company’s independent certified public accountants. Also recommended by the Audit Committee and approved by the Board of Directors was the engagement of Ernst & Young as the Company’s independent certified public accountants for 2002.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information regarding each of the directors and executive officers of the Company:

Name	Age	Position

Albert D. Indelicato	52	President, Chairman of the Board, Chief Executive Officer and Director

Larry T. Guillemette	47	Executive Vice President, Chief Financial Officer and Treasurer

Joseph L. DePaula	48	Vice President-Finance & Corporate Controller

Patricia A. Pickrel	52	Secretary

John P. Cashman	62	Director

Andrew M. Massimilla	61	Director

David P. Spalding	48	Director

James A. Stern	52	Director

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

Patricia A. Pickrel, Secretary joined the Company as General Counsel in 1998 and became Secretary in 1999. Previously, Ms. Pickrel was engaged in the private practice of law.

John P. (“Jack”) Cashman became a Director upon the Merger in November, 1996. In addition, Mr. Cashman served as Chairman of the Board, Chief Executive Officer and President

upon the Merger until Mr. Indelicato joined the Company in July 1998. From 1989 until March 1996, Mr. Cashman served as Chairman and Co-Chief Executive Officer of R. P. Scherer Corporation.

Andrew M. Massimilla became a Director of the Company in June 1998. Mr. Massimilla has been the sole proprietor of a consulting firm providing management consulting services to various businesses since 1991. Mr. Massimilla is also a director of the Republic National Cabinet Corporation.

David P. Spalding became a Director of the Company upon the Merger. Mr. Spalding has been Vice Chairman of Cypress since its formation in April 1994. Prior to joining Cypress, Mr. Spalding was Managing Director in the Merchant Banking Group of Lehman Brothers Inc. since February 1991. Mr. Spalding is also a director of Lear Corporation, William Scotsman, Inc., and Republic National Cabinet Corporation.

James A. Stern became a Director of the Company upon the Merger. Mr. Stern has been Chairman of Cypress since its formation in April 1994. Prior to joining Cypress, Mr. Stern spent his entire career with Lehman Brothers Inc., most recently as head of the Merchant Banking Group. Mr. Stern is a director of Lear Corporation, Cinemark USA, Inc, and Wesco International Inc.

Compliance with Section 16(a) of the Securities Exchange Act of 1934.

Not applicable

ITEM 11. EXECUTIVE COMPENSATION

The following table summarizes the compensation paid or accrued by the Company to its Chief Executive Officer and the four other most highly compensated executive officers who earned more than $100,000 in salary and bonus in 2002 in each case for services rendered in all capacities to the Company during the three year period ended December 31, 2002:

Summary Compensation Table

				Long Term

		Annual		Compensation

		Compensation (a)		Awards

Name and Principal Position	Year	Salary (b)	Bonus	Securities Underlying Options/SARs	All Other Compensation (c)

Albert D. Indelicato (d)	2002	$350,000	$217,000	—	$76,617
Chairman, President and	2001	350,000	—	—	12,970
Chief Executive Officer	2000	350,000	—	—	10,424
Larry T. Guillemette (d)	2002	190,457	67,000	—	30,783
Executive Vice President,	2001	185,000	—	—	9,911
Chief Financial Officer and Treasurer	2000	185,000	—	—	9,878
Christopher A. Laus (d)	2002	159,855	70,000	—	29,596
Vice President - Operations	2001	152,250	—	—	7,390
	2000	152,250	—	—	9,820
Robert R. Pape (d)	2002	149,216	50,000	—	19,210
Vice President -	2001	146,058	—	—	8,010
Sales & Marketing	2000	127,413	—	—	1,868
Joseph L. DePaula (d)	2002	171,961	35,000	—	14,053
Vice President - Finance	2001	124,231	—	—	2,853
and Corporate Controller	2000	—	—	—	—

(a)	Any perquisites or other personal benefits received from the Company by any of the named executives were substantially less than the reporting thresholds established by the Securities and Exchange Commission (the lesser of $50,000 or 10% of the individual’s cash compensation).

(b)	Includes portion of salary deferred under the Company’s 401(k) Plan.

(c)	Amounts paid in 2002 include the Company’s contributions under the Company’s 401(k) Plan in the amount of $9,901, $9,901, $8,033, $9,877 and $9,901 for Mssrs. Indelicato, Guillemette, Laus, Pape, and DePaula, respectively, premiums paid by the Company with respect to term life and long-term disability insurance purchased for such executive officers in the amount of $2,350, $1,550, $1,304, $1,233 and $1,452 for Mssrs. Indelicato, Guillemette, Laus, Pape and DePaula, respectively and an automobile allowance received by Messrs. Indelicato, Pape and DePaula in the amount of $4,100, $8,100 and $2,700, respectively. Amounts paid in 2002 also include compensation paid to Mssrs. Indelicato, Guillemette and Laus of $60,266, $19,332 and $20,259, respectively related to tax obligations of each executive related to their respective Second Amendment to the Management Stockholder’s Agreement and their respective Second Amendment to the Manager Stock Purchase Agreement.

(d)	Mr. Indelicato, Mr. Guillemette, Mr. Laus, Mr. Pape and Mr. DePaula joined the Company in July 1998, September 1998, September 1998, January 2000 and April 2001, respectively.

Option Plans

The following table sets forth certain information regarding currently outstanding options held by the directors and named executive officers as of December 31, 2002.

Aggregated Option/SAR Exercises in Last Fiscal Year and Year-End Option/SAR Values

Name	Number of securities Underlying Options/SARs Exercised	Value Realized($)	Number of Securities Underlying Unexercised Option/SARs at Calendar Year End 2002 Exercisable/ Unexercisable	Value of Unexercised in-the-Money Options/SAR($)

John P. Cashman	0	0	44,796/0	0/0
Albert D. Indelicato	0	0	15,250/15,250	0/0
Larry T. Guillemette	0	0	5,500/5,500	0/0
Andrew M. Massimilla	0	0	10,520/10,519	0/0
Robert R. Pape	0	0	1,500/1,500	0/0

Supplemental Retirement Plans

The Company maintains two Supplemental Retirement Plans: Supplemental Retirement Plan I which covers a former officer and director and Supplemental Retirement Plan II which covers two former officers. In the event a participant in either Supplemental Plan dies after retirement, the participant’s beneficiary will receive any remaining benefits which such participant was entitled to receive at the time of the participant’s death.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The Company is a direct, wholly-owned subsidiary of Holdings Inc. The following table sets forth information with respect to the beneficial ownership of Holdings common stock or preferred stock as of March 15, 2003 by (i) each person known to the Company to beneficially own more than 5% of Holdings’ Inc. outstanding common stock, (ii) each of the Company’s directors and named executive officers and (iii) all directors and executive officers of the Company as a group. Each share of Holdings Inc. preferred stock is convertible at any time into one share of Holdings Inc. common stock. Unless otherwise indicated below, the persons and entities named in the table have sole voting and investment power with respect to all shares beneficially owned.

	Common Stock		Preferred Stock

Name and Address of Beneficial Owner	Number of Shares	Percentage of Total	Number of Shares	Percentage of Total

Cypress Merchant Banking Partners L.P.(a) (c)	847,127	80.9	95,076	93.0
c/o The Cypress Group L.L.C
65 East 55th Street, 28th Floor
New York, NY 10022
Cypress Offshore Partners L.P. (a) (c)	43,873	4.2	4,924	4.8
c/o The Cypress Group L.L.C
65 East 55th Street, 28th Floor
New York, NY 10022
John P. Cashman (b)	62,032	5.9	2,235	2.2
Larry T. Guillemette (b)	11,666	1.1	—	—
Albert D. Indelicato (b)	32,666	3.1	—	—
Andrew M. Massimilla (b)	21,705	2.1	—	—
Robert R. Pape (b)	3,000	0.3	—	—
Christopher A. Laus	5,700	0.6	—	—
Joseph L. DePaula	—	—	—	—
David P. Spalding(a)	—	—	—	—
James A. Stern(a)	—	—	—	—
All directors and executive officers as a group (consisting of 9 persons)	136,769	13.1	2,235	2.2

(a)	Cypress Merchant Banking Partners L.P. and Cypress Offshore Partners L.P. are affiliates of The Cypress Group L.L.C. Messrs. Spalding and Stern are executives of The Cypress Group L.L.C. and may be deemed to share beneficial ownership of the shares shown as beneficially owned by such Cypress entities. Each of such individuals disclaims beneficial ownership of such shares. See Item 10, “Directors and Executive Officers of the Company.”

(b)	Includes 44,796, 11,000, 30,500, 21,039, and 3,000 shares of Common Stock issuable upon exercise of options granted to Messrs. Cashman, Guillemette, Indelicato, Massimilla, and Pape, respectively. See Item 11, “Executive Compensation”.

(c)	Includes 57,046 and 2,954 shares of common stock issuable upon exercise of warrants granted to Cypress Merchant Banking Partners, L.P. and Cypress Offshore Partners, L.P.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

A director of the Company, Mr. Massimilla, provides management consulting services to the Company for which he is paid by the Cypress Group L.L.C. The Company reimburses Cypress for its payments to Mr. Massimilla. During 2002, the amount of such payments was $33,245.

ITEM 14. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Within the 90 day period prior to the filing date of this Annual Report on Form 10-K, the Company, under the supervision and with the participation of its management, including its principal executive officer and principal financial officer, performed an evaluation of the Company’s disclosure controls and procedures, as required by Securities Exchange Act Rule 13a-15. Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that such disclosure controls and procedures are effective to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to them, particularly during the period for which the periodic reports are being prepared.

Changes in Internal Controls

No significant changes were made in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation performed pursuant to Securities Exchange Act Rule 13a-15.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

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

See List of Exhibits, Page 53.

(b)      Reports filed on Form 8-K

No reports were filed on Form 8-K for the period.

Report of Independent Auditors

To the Board of Directors of
AMTROL Inc.

We have audited the accompanying consolidated balance sheet of AMTROL Inc. (the “Company”) as of December 31, 2002, and the related consolidated statements of operations, comprehensive loss and changes in shareholders’ equity, and cash flows for the year then ended. Our audit also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit. The consolidated financial statements of the Company as of December 31, 2001 and for the years ended December 31, 2001 and 2000, were audited by other auditors who have ceased operations and whose report dated March 1, 2002, expressed an unqualified opinion on those statements before the revisions described in Note 5.

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

In our opinion, the 2002 financial statements referred to above present fairly, in all material respects, the consolidated financial position of AMTROL Inc. at December 31, 2002, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

As discussed above, the financial statements of AMTROL Inc. as of December 31, 2001 and 2000 and for the years then ended were audited by other auditors who have ceased operations. As described in Note 5, these financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards (Statement) No. 142, “Goodwill and Other Intangible Assets”, which was adopted by the Company as of January 1, 2002. Our audit procedures with respect to the disclosures in Note 5 with respect to 2001 and 2000 included (a) agreeing the previously reported net loss to the previously issued financial statements and the adjustments to reported net loss representing amortization expense (including any related tax effects) recognized in those periods related to goodwill to the Company’s underlying records obtained from management, and (b) testing the mathematical accuracy of the reconciliation of adjusted net income (loss) to reported net loss. In our opinion, the disclosures for 2001 and 2000 in Note 5 are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2001 and 2000 financial statements of the Company other than with respect to such disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2001 and 2000 financial statements taken as a whole.

ERNST & YOUNG LLP

Providence, Rhode Island
March 14, 2003

To the Board of Directors of
AMTROL Inc.

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

ARTHUR ANDERSEN LLP

Boston, Massachusetts
March 1, 2002

Note: This report of Independent Certified Public Accountants is a copy of a previously issued Arthur Andersen LLP (“Andersen”) report and has not been reissued by Andersen. The inclusion of this previously issued Andersen report is made pursuant to Section 2.02(e) of regulation S-X. Note that this previously issued Andersen report includes references to certain fiscal years which are not required to be presented in the accompanying consolidated financial statements as of and for the year ended December 31, 2002.

AMTROL INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands)

	December 31

Assets	2001	2002

Current Assets:
Cash and cash equivalents	$983	$1,797
Accounts receivable, less allowance for doubtful accounts of $1,365 and $1,149 in 2001 and 2002, respectively	28,456	29,765
Inventories (Note 3)	19,785	22,445
Tax refund receivable	1,623	2,233
Deferred income taxes-short-term (Note 7)	1,739	1,681
Prepaid expenses and other	680	1,357

Total current assets	53,266	59,278

Property, Plant and Equipment, at cost
Land	4,856	5,260
Buildings and improvements	12,462	13,485
Machinery and equipment	51,783	57,083
Furniture and fixtures	1,229	1,343
Information system software and other	5,243	6,254

	75,573	83,425
Less: accumulated depreciation and amortization	34,381	44,924

	41,192	38,501

Other Assets:
Goodwill (Note 5)	157,292	119,205
Deferred financing costs	4,233	4,186
Deferred income taxes-long-term (Note 7)	7,209	7,267
Other	1,263	1,227

	169,997	131,885

	$264,455	$229,664

Liabilities and Shareholders’ Equity
Current Liabilities:
Current maturities of long-term debt (Note 6)	$2,218	$2,957
Notes payable to banks	7,930	6,923
Accounts payable	20,949	23,826
Accrued expenses	10,856	16,773
Accrued interest	752	203
Accrued income taxes	1,959	719

Total current liabilities	44,664	51,401

Other Noncurrent Liabilities	4,061	4,023
Long-Term Debt, less current maturities (Note 6)	157,511	158,391
Commitments and Contingencies (Note 10)	—	—
Shareholders’ Equity (Note 11)
Capital stock $.01 par value - authorized 1,000 shares, 100 shares issued	—	—
Additional paid-in capital	99,273	99,273
Retained deficit	(36,064)	(81,393)
Accumulated other comprehensive loss	(4,990)	(2,031)

Total shareholders’ equity	58,219	15,849

	$264,455	$229,664

The accompanying notes are an integral part of these consolidated financial statements.

AMTROL INC. AND SUBSIDIARIES

Consolidated Statements of Operations
(In thousands)

	Year Ended December 31

	2000	2001	2002

Net sales (Note 1)	$197,472	$182,325	$186,803
Cost of goods sold (Note 1)	151,483	141,278	144,217

Gross profit	45,989	41,047	42,586
Operating expenses:
Selling	10,991	11,400	11,565
General and administrative	14,830	16,478	17,081
Amortization of goodwill	4,463	4,451	—

Income from operations	15,705	8,718	13,940
Other income (expense):
Interest expense	(19,298)	(19,235)	(20,061)
Interest income	228	134	52
License and distributorship fees	210	291	40
Other income (expense), net (Note 4)	1,713	95	(374)

Loss before provision (benefit) for income taxes, extraordinary item and cumulative effect of change in accounting principle	(1,442)	(9,997)	(6,403)
Provision (benefit) for income taxes	2,704	(1,026)	839

Loss before extraordinary item and cumulative effect of change in accounting principle	(4,146)	(8,971)	(7,242)
Extraordinary item, net of tax (Note 2)	—	(444)	—

Loss before cumulative effect of a change in accounting principle	(4,146)	(9,415)	(7,242)
Cumulative effect of a change in accounting principle			(38,087)

Net Loss	$(4,146)	$(9,415)	$(45,329)

Consolidated Statements of Comprehensive Loss
(In thousands)

	Year Ended December 31

	2000	2001	2002

Net Loss	$(4,146)	$(9,415)	$(45,329)
Foreign currency translation adjustments	(1,032)	(382)	2,799
Derivative instrument valuation	—	(511)	160

Comprehensive loss	$(5,178)	$(10,308)	$(42,370)

The accompanying notes are an integral part of these consolidated financial statements.

AMTROL INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity
(In thousands)

				Accumulated
		Additional		Other
	Capital	Paid-in	Retained	Comprehensive
	Stock	Capital	(Deficit)	Income (Loss)

Balance, December 31, 1999	$—	$90,156	$(22,503)	$(2,350)
Capital contribution	—	310	—	—
Repurchase of options and common stock		(563)	—	—
Net loss	—	—	(4,146)	—
Currency translation adjustment	—	—	—	(1,032)

Balance, December 31, 2000	—	89,903	(26,649)	(3,382)
Capital contribution	—	6,016	—	—
Repurchase of options and common stock	—	(93)	—	—
Net loss	—	—	(9,415)	—
Warrant valuation	—	3,447	—	—
Derivative instrument valuation	—	—	—	(511)
Currency translation adjustment	—	—	—	(1,097)

Balance, December 31, 2001	—	99,273	(36,064)	(4,990)
Net loss	—	—	(45,329)	—
Derivative instrument valuation adjustment	—	—	—	160
Currency translation adjustment	—	—	—	2,799

Balance, December 31, 2002	$—	$99,273	$(81,393)	$(2,031)

The accompanying notes are an integral part of these consolidated financial statements.

AMTROL INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31

	2000	2001	2002

Cash Flows Provided by (Used in) Operating Activities:
Net loss	$(4,146)	$(9,415)	$(45,329)
Cumulative effect of a change in accounting principle (Note 5)	—	—	38,087
Adjustments to reconcile net loss to net cash provided by (used in) operating activities-
Depreciation	8,297	8,271	8,046
Amortization	5,708	5,611	1,047
Provision for losses on accounts receivable	13	628	143
Loss (gain) on sale of fixed assets	(1,180)	12	5
Changes in operating assets and liabilities:
Accounts receivable, net	2,210	(2,330)	1,042
Tax refund receivable	(888)	(52)	(309)
Inventory	1,222	238	(1,218)
Deferred income taxes-short-term	359	(708)	58
Prepaid expenses and other current assets	(80)	289	(601)
Other assets	(936)	(738)	572
Accounts payable	2,024	(2,224)	798
Accrued expenses and other current liabilities	(6,579)	1,014	2,788
Other noncurrent liabilities	(1,105)	(859)	31
Deferred income taxes-long-term	337	(2,454)	(58)

Net cash provided by (used in) operating activities	5,256	(2,717)	5,102

Cash Flows Used in Investing Activities:
Proceeds from sale of property, plant and equipment	2,278	70	7
Capital expenditures	(8,375)	(4,199)	(3,321)

Net cash used in investing activities	(6,097)	(4,129)	(3,314)

Cash Flows Provided by (Used in) Financing Activities:
Repayment of long term debt	(21,496)	(37,662)	(125,867)
Issuance of long term debt	18,700	42,550	126,829
Repayment of short term debt	(19,528)	(29,156)	(27,191)
Issuance of short term debt	23,454	29,444	25,120
Extinguishment of senior credit facility (Note 6)	—	(52,836)	—
Issuance of new senior debt and warrants (Note 6)	—	48,876	—
Capital contribution	310	6,016	—
Repurchase of options and common stock	(563)	(93)	—

Net cash provided by (used in) financing activities	877	7,139	(1,109)

Net increase in cash and cash equivalents	36	293	679
Effect of exchange rate changes on cash and cash equivalents	(6)	(14)	135
Cash and cash equivalents, beginning of period	674	704	983

Cash and cash equivalents, end of period	$704	$983	$1,797

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

The Company is a wholly-owned subsidiary of AMTROL Holdings, Inc. (“Holdings Inc.”), a Delaware corporation formed by The Cypress Group, L.L.C. in 1996 to effect the acquisition of all of the outstanding common stock of the Company. Holdings Inc. has no other material assets, liabilities or operations other than those that result from its ownership of the common stock of the Company.

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

Revenue Recognition and Related Costs

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

The Company generally recognizes revenue upon shipment of its products to customers net of applicable provisions for discounts and allowances. Allowances for cash discounts and volume rebates, among others, are recorded as a reduction to revenue at the time of sale based upon the estimated future outcome. Cash discounts and volume rebates are based

(2)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

upon certain percentages and sales targets agreed to with the Company’s customers, which are typically earned by the customers over an annual period. The allowance for volume rebates is consistent with the provisions of EITF 00-22, Accounting for “Points” and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to Be Delivered in the Future. At December 31, 2001 and 2002, the Company had accrued $3.8 million and $3.9 million, respectively, for such volume allowances. These amounts are included in accrued expenses in the accompanying consolidated balance sheets.

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

Interest costs, during the construction period, on borrowings used to finance construction of buildings and related property are included in the cost of the constructed property. As of December 31, 2002, the Company had no capitalized interest.

Inventories

The Company’s inventories are stated at the lower of cost or market including material, labor and manufacturing overhead (see Note 3). The Company records provisions, as appropriate, to write-down obsolete and excess inventory to estimated net realizable value. The process for evaluating obsolete and excess inventory often requires the Company to make subjective judgments and estimates concerning future sales levels, quantities and prices at which such inventory will be able to be sold in the normal course of business. Accelerating the disposal process or incorrect estimates of future sales potential may cause the actual results to differ from the estimates at the time such inventory is disposed or sold. The Company believes that its procedures for estimating such amounts are reasonable and historically have not resulted in material adjustments in subsequent period when the estimates are adjusted to the actual amounts.

Warranty

The Company extends various warranties covering all of its products ranging from a one year warranty to a limited lifetime warranty against defects in materials and workmanship. The specific terms and conditions of the warranties depend on the type of product that is sold. The Company’s warranties generally provide for the replacement of parts or products at the Company’s option. The Company estimates the costs that may be incurred under its warranty program and records a liability at the time of sale. Factors that influence the Company’s warranty liability include the amount of production, manufactured cost of the product, historical warranty returns and anticipated returns based upon engineering and material improvements. The Company periodically assesses the adequacy of its warranty reserve through a detailed analysis and adjusts the reserve accordingly.

(2)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The following chart illustrates the changes in the Company’s warranty reserve during 2002:

Consolidated
(in thousands)
Balance, December 31, 2001	$2,198
Warranties issued during 2002	689
Claims	(1,185)
Changes in liability for pre-existing warranties	665

Balance, December 31, 2002	$2,367

Goodwill

Goodwill represents the excess of acquisition costs over the estimated fair value of the net assets acquired and was amortized through year-end 2001 using the straight-line method principally over 40 years. In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 142, Goodwill and Other Intangible Assets. The Company adopted SFAS No. 142 effective December 31, 2001. SFAS No. 142 requires that amortization of goodwill cease and that the Company evaluate the recoverability of goodwill and other intangible assets annually, or more frequently if events or changes in circumstances, such as a decline in sales, earnings or cash flows, or material adverse changes in the business climate, indicate that the carrying value of an asset might be impaired. Goodwill is considered to be impaired when the net book value of a reporting unit exceeds its estimated fair value. Fair values are established using a discounted cash flow methodology (specifically, the income approach). The determination of discounted cash flows is based on the Company’s strategic plans and long-range forecasts. The revenue growth rates included in the forecasts are the Company’s best estimates based on current and anticipated market conditions, and the profit margin assumptions are projected based on the current and anticipated costs structures. In accordance with the SFAS No. 142 transition procedures, the Company recorded a goodwill impairment charge for the cumulative effect of change in accounting principle of $38.1 million upon adoption of SFAS No. 142, as further described in Note 5.

Through year-end 2001, the Company assessed the future useful life and recoverability of goodwill and other noncurrent assets whenever events or changes in circumstances indicated that the current useful life had diminished, or the carrying value had been impaired. The Company assessed the recoverability of the assets by determining whether the amortization of such intangibles over their remaining lives can be recovered through projected undiscounted future cash flows. The amount of impairment, if any, is measured based on the fair value of the impaired asset. At December 31, 2001, no goodwill impairment existed under this method.

(2)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fair Value of Financial Instruments

In accordance with the requirements of SFAS No. 107, Disclosures About Fair Value of Financial Instruments, the Company has determined the estimated fair value of its financial instruments using appropriate market information and valuation methodologies. Considerable judgment is required to develop the estimates of fair value; thus, the estimates are not necessarily indicative of the amounts that could be realized in a current market exchange. The Company’s financial instruments consist of cash, accounts receivable, accounts payable, senior subordinated notes and bank debt. Based upon information provided by an independent financial advisor, the Company believes that the fair value of the senior subordinated notes is approximately $50 to $55 on a par value of $100. The carrying value of the remaining assets and liabilities is a reasonable estimate of their fair market value at December 31, 2002.

Research and Development Expenses

All costs for research and development, which amounted to approximately $1.0 million, $0.8 million, and $0.8 million for the years ended December 31, 2000, 2001, and 2002, respectively, are charged to general and administrative expenses as incurred.

Deferred Financing Costs

Deferred financing costs are stated at cost as a component of other assets and amortized over the life of the related debt using the effective interest method. Amortization of deferred financing costs is included in interest expense.

As a result of the Company’s refinancing its senior debt in 2001, $0.4 million, net of tax, was written off and recorded as a loss on extraordinary item in the accompanying consolidated statement of operations.

Foreign Currency Translation

Assets and liabilities of non-U.S. operations have been translated into United States dollars using the year-end rate of exchange. Shareholders’ equity has been converted using historical rates, and revenues and expenses at the average exchange rates prevailing during the year. The cumulative effect of the resulting translation was reflected as a separate component of shareholders’ equity. $1.3 million in foreign currency exchange losses were recorded in the consolidated statement of operations during 2002. The effect of foreign exchange activity during 2000 and 2001 was not material to the results of operations or liquidity of the Company.

During 2002, the Company did use forward contracts to hedge its foreign currency exposures, which relate primarily to its operations in Portugal. A portion of revenues from the Company’s Portuguese operations were denominated in U.S. dollars so as the Euro strengthened, the U.S. dollar denominated receivables lost value. In order to mitigate any future currency exchange losses against future receivables, the Company’s Portuguese operation expanded its use of forward contracts, which are generally three months in duration to hedge against the currency movements of U.S. dollar and British Pound currencies. At December 31, 2002, the Company's Portuguese operations had forward contracts for the purchase of $500,000 in early January 2003. The value of these forward contracts was immaterial to the balance sheet of the Company.

Stock Options

The Company accounts for employee stock options in accordance with SFAS No. 123, Accounting for Stock Based Compensation. As permitted under SFAS No. 123, the Company applies Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations to account for its stock option plans.

Accounting for Derivative Instruments and Hedging Activities

Effective January 1, 2001, the Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 - an Amendment of FASB Statement No. 133 and SFAS No. 138, Accounting for Certain

(2)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

The Company has an interest rate swap contract and an interest rate cap (the “Contract”) outstanding as of December 31, 2002, with an initial notional amount of $15 million. Under this arrangement, which will mature on June 30, 2004, the Company receives the 90-day LIBOR rate and pays a fixed rate of 4.60% for the period from January 1, 2001 through maturity, unless LIBOR increases to 7.1%. If LIBOR increases to 7.1%, then the Company continues to receive the 90-day LIBOR rate but now pays the 90-day LIBOR rate for all subsequent periods capped at a maximum of 7.1%. The LIBOR rate has not exceeded 7.1% since inception of the Contract and it was treated, prior to adoption of SFAS No. 133, as a hedge agreement and accounted for as such. The Contract was redesignated as a cash flow hedge of variable future cash flows associated with the Foothill Agreement Term Loan A and B Debt.

As of December 31, 2002, the fair value of the instrument ($0.4 million) was recorded in other non-current liabilities with a corresponding entry to accumulated other comprehensive loss. Subsequent changes in the fair value of the swap will be recorded through accumulated other comprehensive loss (except for changes related to ineffectiveness, which will be recorded currently through net income). The Company did not realize any material ineffectiveness during 2002 and does not currently anticipate any material ineffectiveness under the hedge for 2003.

Recent Accounting Pronouncements

In July 2001, SFAS No. 143, Accounting for Asset Retirement Obligations was released. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The Company does not expect the adoption of this statement will have an impact on its consolidated financial position or results of operations.

During 2002, SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets became effective. This statement supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of and APB No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS No. 144 amends accounting and reporting standards for the disposal of segments of a business and the accounting for the impairment or disposal of long-lived assets. There was no impact on the Company’s consolidated financial statements.

SFAS No. 145 “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections” (“SFAS No. 145”), was issued in April 2002 and addresses the reporting of gains and losses resulting from the extinguishment of debt, accounting for sale-leaseback transactions and rescinds or amends other existing authoritative pronouncements. SFAS No. 145 requires that any gain or loss on extinguishment of debt that does not meet the criteria of APB 30 for classification as an extraordinary item shall not be classified as extraordinary and shall be included in earnings from continuing operations. The provisions of this statement related to the extinguishment of debt are effective for financial statements issued in fiscal years beginning after May 15, 2002 with early application encouraged. Upon adoption of SFAS No. 145, all prior periods presented will be required to be restated. The Company plans to adopt SFAS No. 145 on January 1, 2003. Accordingly, the Company’s $0.4 million extraordinary loss from debt retirement recorded in 2001 will be reclassified to earnings from continuing operations when the standard is adopted in 2003.

In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).”

The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with earlier application encouraged. The Company will adopt SFAS No. 146 for exit or disposal activities that are initiated after December 31, 2002, and it does not expect that the adoption of the Statement will have a significant impact on the Company’s financial position or results of operations.

In November 2002, FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others was issued. This interpretation requires certain guarantees to be recorded at fair value as opposed to the current practice of recording a liability only when a loss is probable and reasonably estimable. It also requires a guarantor to make enhanced disclosures concerning guarantees, even when the likelihood of making any payments under the guarantee is remote. The initial recognition and initial measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, while the enhanced disclosure requirements are effective after December 15, 2002. The Company does not expect the adoption of this interpretation will have an impact on its consolidated financial position or results of operations.

(3)	Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market and consist of the following at December 31 (in thousands):

	2001	2002

Raw materials and work in process	$11,120	$12,860
Finished goods	8,665	9,585

	$19,785	$22,445

(4)	Sale of Property

On December 18, 2000, the Company sold a parcel of land totaling 11.5 acres adjacent to the Company’s headquarters in West Warwick, Rhode Island. The gross sale price of $2.1 million resulted in the Company recording a net book pre-tax gain of $1.1 million which is included in Other Income (expense), net on the Consolidated Statement of Operations.

(5)	Cumulative Effect of Change in Accounting Principle

Effective January 1, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires that amortization of goodwill cease and that the Company evaluate the recoverability of goodwill and other intangible assets annually, or more frequently if events or changes in circumstances indicate that the carrying value of an asset might be impaired.

Under SFAS No. 142, the Company was required to test all existing goodwill for impairment (using a two-step method) as of January 1, 2002, on a “reporting unit” basis. The Company determined the reporting units to be AMTROL North America, AMTROL ALFA, AMTROL NOVA and AMTROL Poland. In step 1, goodwill is considered to be impaired when the net book value of a reporting units exceeds its estimated fair value. The fair values of the reporting units were determined utilizing a discounted cash flow methodology and considered such assumptions as weighted average cost of capital, revenue growth, profitability, capital expenditures and premium for control. For reporting units that failed step 1, the Company proceeded to step 2. In step 2, the Company calculated the implied fair value of goodwill be deducting the fair value of all tangible and intangible net assets of the reporting unit from the fair value of the reporting unit as determined in step 1. The Company then compared the implied fair value of goodwill as determined in step 2 above to the carrying value of goodwill.

As a result of the impairment review, the Company recorded an after-tax goodwill impairment charge of $38.1 million, which was recorded as a cumulative effect of change in accounting principle in its restated results in the first quarter of 2002. This charge consists of $34.5 million at the AMTROL North America unit and $3.6 million at AMTROL NOVA. The impairment charge recorded in 2002 was principally due to the change in the methodology from the undiscounted cash flow method used in 2001 under the Company’s previous accounting policy to the discounted cash flow method used in accordance with SFAS No. 142. Under the Company’s previous accounting policy, no goodwill impairment existed at December 31, 2001.

The unaudited quarterly results reflecting the adoption of SFAS No. 142 have been restated as follows:

Three Months Ended
March 30, 2002
(in thousands)
Net loss as previously reported
As previously reported	$(2,040)
As adjusted	(40,127)

Pro forma results as if SFAS No. 142 had been adopted at the beginning of 2000 are as follows:

	December 31, 2000	December 31, 2001
(in thousands)
Net loss as reported	$(4,146)	$(9,415)
Add back: goodwill amortization	4,463	4,451

Adjusted net income/(loss)	$317	$(4,964)

The changes in the carrying amount of goodwill for 2002 are as follows:

	North
	America	Alfa	Nova	Poland	Consolidated
(in thousands)
Balance, December 31, 2001	$129,797	$23,900	$3,595	$—	$157,292
Cumulative effect of change in accounting principle - adoption of SFAS No. 142	(34,492)	—	(3,595)	—	(38,087)

Balance, December 31, 2002	$95,305	$23,900	$—	$—	$119,205

(6)	Long-term Debt and Notes Payable to Banks

Revolving Credit and Term Loans

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

The Foothill Facility consists of senior term loans (the “Term Loans”) and a revolving credit facility (the “Revolving Credit Facility”). A portion ($10.2 million) of the Term Loans (the “Term Loan A”) is the lower of (a) $10.5 million and (b) the sum of (i) 80% of the net liquidation percentage of eligible equipment located in North America and (ii) 60% of the fair market value of real property located in North America. A second portion of the Term Loans (“Term Loan B”) with an original principle amount of $7.5 million was also created. The Revolving Credit Facility is secured by North American accounts receivable and inventories. Aggregate borrowings under the Revolving Credit Facility are limited to the lesser of (a) $35.0 million less the aggregate outstanding principal amount of the Term Loan A less letter of credit usage, and (b) the borrowing base less letter of credit usage. At December 31, 2002, total availability and aggregate borrowings under the Revolving Credit Facility were $10.3 million and $5.4 million, respectively.

Term Loan A has a five-year maturity with quarterly principal payments of $426,757 which commenced April 1, 2002. The outstanding unpaid principal shall be due and payable on the date of termination of the Agreement, whether by its terms, by prepayment, or by acceleration and bears interest at LIBOR plus 3.5%. Term Loan B has a three-year maturity with quarterly principal payments of $312,500 which commenced April 1, 2002. The outstanding unpaid principal shall be due and payable on the date of termination of the Agreement, whether by its terms, by prepayment, or by acceleration and bears interest at the greater of the Well Fargo Reference Rate (approximates the prime rate) plus 3.5% or 9.25%. The Revolving Credit Facility has a five-year maturity. Amounts borrowed under the Revolving Credit Facility may be repaid and reborrowed at any time during the term of the Agreement and bear interest at LIBOR plus 2.5% for LIBOR based borrowings and the Wells Fargo Reference Rate plus 0.5% for non-LIBOR based borrowings. The Agreement contains certain affirmative and negative covenants and restrictions. As of December 31, 2002, the Company was in compliance with the various covenants of the Agreement.

The Cypress Facility consists of a single $25.0 million term loan (the “Term Loan C”). Term Loan C has a five-year maturity and bears Pay-In-Kind (PIK) interest fixed at 12% per annum paid quarterly, which at the lenders option can be paid in common stock of the Company. In connection with the Cypress credit facility, Amtrol Holdings, Inc., which wholly owns Amtrol, has issued the lenders under the Cypress Facility 60,000 warrants to purchase approximately 5.2% of its common stock on a fully diluted basis. The 60,000 warrants, which have an exercise price of $.01 and are exercisable immediately, were valued at $3.4 million using the Black-Scholes model. This amount was recorded as a discount to the Term Loan C debt and included as a component of shareholder’s equity. The Company expects that the effective interest rate associated with the Term Loan C will be greater than 12% given the additional interest expense associated with the warrants. The Cypress Facility contains certain affirmative and negative covenants and restrictions. As of December 31, 2002, the Company was in compliance with the various covenants of the

Cypress Facility and Foothill Facility. Long-term debt consisted of the following at December 31, (in thousands):

	2001	2002

Revolving Credit Facility	$5,435	$5,373
Term Loan A	10,241	8,962
Term Loan B	7,500	6,563
Term Loan C	21,553	25,450
Senior subordinated notes, due 2006, 10.625%	115,000	115,000

	159,729	161,348
Less: Current maturities of long-term debt	2,218	2,957

	$157,511	$158,391

Long-term debt repayable in each of the next five years is as follows (in thousands):

2004	$7,020
2005	1,707
2006	149,664
2007	—
2008	—

$158,391

Senior Subordinated Notes

The Company has $115.0 million of Senior Subordinated Notes due 2006 (the “Notes”). The Notes are unsecured obligations of the Company. The Notes bear interest at a rate of 10.625% per annum which is payable semi-annually on each June 30 and December 31.

The Notes are redeemable at the option of the Company on or after December 31, 2001. The Notes will be subject to redemption, in whole or in part, at various redemption prices, declining from 105.313% of the principal amount to par on and after December 31, 2003. Upon a “Change of Control” (as defined in the Indenture), each Note holder has the right to require the Company to repurchase such holder’s Notes at a purchase price of 101% of the principal amount plus accrued interest. The Indenture contains certain affirmative and negative covenants and restrictions. As of December 31, 2002, the Company was in compliance with the various covenants of the Notes.

The Company and/or affiliates of the Company, including entities related to Cypress may, from time to time, purchase the Notes previously issued by the Company in the open market or by other means.

Short-Term Debt

AMTROL ALFA has available revolving credit facilities with local banks providing for short-term working capital loans of up to the equivalent of approximately $9.5 million. Borrowings under these agreements accrue interest at EURIBOR plus a premium ranging from 0.725% to 1.50% (3.625% - 4.4%) at December 31, 2002. The balance outstanding at December 31, 2002 was approximately $6.9 million. The highest amount outstanding under these facilities in 2002 was approximately $8.8 million.

Cash paid for interest amounted to approximately $18.1 million, $18.7 million, and $14.9 million for the years ended December 31, 2000, 2001 and 2002, respectively.

(7)      Income Taxes

The components of the provision (benefit) for income taxes are as follows (in thousands):

	2000	2001	2002

Current:
Federal	$48	$—	$—
State	8	50	—
Foreign	1,861	1,751	839

	1,917	1,801	839
Deferred:
Federal	704	(2,151)	—
State	83	(435)	—
Foreign	—	(241)	—

	787	(2,827)	—

	$2,704	$(1,026)	$839

The income tax rate reconciliation of the difference between actual and statutory effective tax rates is as follows:

	Year Ended December 31,

	2000	2001	2002
Benefit for income taxes at the Federal statutory rate	$(490)	$(3,398)	$(2,177)
State taxes, net of Federal tax effect	(58)	(254)	—
Goodwill amortization not deductible for tax purposes	1,517	1,512	—
Foreign losses not benefited	762	1,044	570
Foreign taxes	870	302	4
Increase in valuation allowance	—	—	2,373
Other, net	103	(232)	69

Recorded provision (benefit)	$2,704	$(1,026)	$839

Significant items giving rise to deferred tax assets (liabilities) are as follows (in thousands):

	December 31,

	2001	2002

Deferred Income Taxes short-term
Warranty reserves current	$136	$145
Allowance for doubtful accounts	154	189
Accrued vacation	61	48
UNICAP adjustment	234	110
Other	1,154	1,189

	$1,739	$1,681

	2001	2002

Deferred Income Taxes long-term
Net operating loss carryforward	$10,821	$14,485
Accelerated depreciation	(2,690)	(2,576)
Warranty reserves - long-term	689	617
Deferred compensation	504	449
NOL valuation allowance	(2,115)	(5,708)

	$7,209	$7,267

The net deferred tax assets are included in the accompanying consolidated balance sheets in deferred income taxes-long-term and deferred income taxes-short-term. Net deferred tax assets recognized on the Company’s balance sheet continue to require management’s evaluation as to their realization. Although realization is not assured, management believes it is more likely than not that the net deferred tax assets will be realized. The amount expected to be realized is based upon estimates derived from tax planning strategies which the Company believes are currently prudent and feasible. A valuation allowance has been provided for certain net operating loss carryforwards as it is more likely than not that the related deferred tax assets for these carryforwards will not be realized. Additions to the valuation allowance may be required in the event that estimates are changed. The total change in valuation allowance was $3.6 million for the year December 31, 2002. The increase in valuation allowance relates to continuing operations and cumulative effect of a change in accounting principle of $2.4 million and $1.2 million, respectively.

Cash paid for income taxes amounted to $0.8 million, $0.5 million, and $0.9 million for the years ended December 31, 2000, 2001 and 2002, respectively. At December 31, 2002, the Company had net operating loss carryforwards in the United States of approximately $29.5 million expiring in 2012 through 2020.

(8)     Pension and Profit Sharing Plans

The Company has a defined contribution 401(k) plan covering substantially all of its U.S. employees. Under the Plan, eligible employees are permitted to contribute up to 15% of gross pay, not to exceed the maximum allowed under the Internal Revenue Code. The Company matches each employee contribution up to 6% of gross pay at a rate of $0.25 per $1 of employee contribution. The Company also contributes 3% of each employee’s gross pay up to the Social Security taxable wage base and 4% of amounts in excess of that level up to approximately $0.2 million of wages. Company contributions to the 401(k) plan totaled approximately $0.7 million, $0.6 million and $0.6 million for the years ended December 31, 2000, 2001 and 2002, respectively.

(9)    Lease Commitments

The Company leases certain plant facilities and equipment. Total rental expenses charged to operations approximated $1.5 million, $1.7 million and $1.6 million for the years ended December 31, 2000, 2001 and 2002, respectively. Minimum rental commitments under all non-cancelable operating leases are as follows (in thousands):

2003	$666
2004	277
2005	142
2006	24
2007	—

$1,109

Certain of the leases provide for renewal options.

(10)    Commitments and Contingencies

At December 31, 2002, the Foothill Agreement contained a sublimit to support the issuance of letters of credit in the amount of $3.0 million. At December 31, 2002, letters of credit outstanding amounted to $0.4 million.

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

Certain key employees and directors have been granted options to purchase common shares of the Company’s parent, AMTROL Holdings Inc, under the AMTROL Holdings 1997 Incentive Stock Plan. As of December 31, 2002, options to purchase 131,335 shares under the 1997 Plan were outstanding. The outstanding options include 44,796 non-qualified options which are exercisable immediately, provided that purchased shares are subject to repurchase by Holdings Inc. at fair market value until such shares vest under certain circumstances. The remaining 86,539 options are non-qualified options issued in 1999 and 2000, 48,770 of which are exercisable.

The Company applies APB opinion No. 25 to account for its stock option plans. Accordingly, pursuant to the terms of the AMTROL Holdings 1997 Incentive Stock Plan, no compensation cost related to the issuance of stock options has been recognized in the Company’s financial statements. During 2002, no options were granted or vested under this plan. If the Company had determined compensation cost for options under the provisions of SFAS No. 123 in 2001 and 2000, the Company’s net loss would have increased approximately $0.2 million and $0.1 million, respectively. The fair value of the options granted or vested in 2001 and 2000 was estimated using the Black-Scholes option pricing model. The following key assumptions were used to value the options granted: volatility, 20% in 2001 and 0% in 2000; weighted average risk free rate, 5.00% for all periods; average expected life, 3 years for all periods. The weighted average fair value per share of the stock options vested or granted in 2001 and 2000 amounted to $3.42 and $13.92, respectively. It should be noted that the option pricing model used was designed to value readily tradeable stock options with relatively short lives. The options granted are not tradeable. However, management believes that the assumptions used and the model applied to value the awards yield a reasonable estimate of the fair value of the options under the circumstances.

(12)   Business Segment Information

AMTROL’s reportable segments are delineated geographically. In addition to the geographic delineation, the segments are managed separately because of their different product offerings, markets served and cost structures.

The Company’s North American segment operates manufacturing facilities in Rhode Island, Kentucky, Maryland and Ohio, and operates a distribution facility in Ontario, Canada. This segment manufactures and markets products used principally in flow control, storage, heating, and other treatment of fluids in the water system and HVAC markets. These products are marketed throughout the world but primarily in North America, Western Europe and Asia.

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

The primary criteria by which financial performance is evaluated and resources are allocated include revenues and EBITDA. The following is a summary of key financial data by segment:

	2000	2001	2002

Net Sales to external customers
North America
US	$129,991	$117,898	$116,887
Other	5,415	5,671	5,412
Europe
Portugal	51,060	48,489	55,101
Other	11,006	10,267	9,403

Consolidated	$197,472	$182,325	$186,803

Income from operations
North America	$14,731	$7,717	$12,149
Europe	974	1,001	1,791

Consolidated	$15,705	$8,718	$13,940

EBITDA
North America	$24,668	$17,539	$17,336
Europe	5,295	4,433	4,373

Consolidated	$29,963	$21,972	$21,709

Long-Lived assets
North America
US	$164,496	$156,998	$119,266
Other	13	9	4
Europe
Portugal	33,982	32,304	32,441
Other	9,715	9,173	5,995

Consolidated	$208,206	$198,484	$157,706

Income from operations is reduced by goodwill amortization for 2000 and 2001. EBITDA is earnings (net income/loss) before interest, taxes, depreciation and amortization. The method of calculating consolidated EBITDA is consistent with the definition contained in the Foothill Agreement and the Indenture. Readers of financial statements frequently consider EBITDA a useful tool in evaluating a company’s performance. Therefore, the Company believes that inclusion of EBITDA is useful supplemental information. However, EBITDA is not a measure of true cash flow since it does not incorporate changes of other assets or liabilities that may generate or require cash. EBITDA is not a generally accepted accounting measure. Long-Lived assets include property, plant and equipment and goodwill.

Item 14(a)(2) SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

(in thousands)
	Balance at
	Beginning of			Adjustments/	Balance at End
Consolidated	Period	Provision	Recoveries	Write-Offs	of Period

Year ended December 31, 2000 Allowance for doubtful accounts	$1,188	$13	—	$(368)	$833
Year ended December 31, 2001 Allowance for doubtful accounts	833	628	—	(96)	1,365
Year ended December 31, 2002 Allowance for doubtful accounts	1,365	143	—	(359)	1,149

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in West Warwick, Rhode Island, on the 28th day of March 2003.

AMTROL Inc.

By:	/s/ Larry T. Guillemette
Larry T. Guillemette
Chief Financial Officer

Date:	March 28, 2003

Pursuant to the requirements of the Securities Act of 1934, this registration statement has been signed by the following persons in the capacities and on the date indicated.

Signature	Title	Date

/s/ Albert D. Indelicato Albert D. Indelicato	President, Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)	March 28, 2003

/s/ Larry T. Guillemette Larry T. Guillemette	Exec. Vice President, Chief Financial Officer, and Treasurer (Principal Financial Officer)	March 28, 2003

/s/ John P. Cashman John P. Cashman	Director	March 28, 2003

/s/ Andrew M. Massimilla Andrew M. Massimilla	Director	March 28, 2003

/s/ David P. Spalding David P. Spalding	Director	March 28, 2003

/s/ James A. Stern James A. Stern	Director	March 28, 2003

EXHIBIT INDEX

Exhibit #	Document Description

3.1	Restated Articles of Incorporation of AMTROL Inc. (incorporated by reference from the Company’s Registration Statement on Form S-4, Registration No. 333-18075, declared effective by the Securities and Exchange Commission on January 2, 1997).

3.2	Bylaws of AMTROL Inc. (incorporated by reference from the Company’s Registration Statement on Form S-4, Registration No. 333-18075, declared effective by the Securities and Exchange Commission on January 2, 1997).

4.1	Indenture, dated as of November 1, 1996 between AMTROL Acquisition, Inc. and The Bank of New York (incorporated by reference from the Company’s Registration Statement on Form S-4, Registration No. 333-18075, declared effective by the Securities and Exchange Commission on January 2, 1997).

4.2	Form of 10-5/8% Senior Subordinated Notes due 2006 (included in Exhibit 4.1) (incorporated by reference from the Company’s Registration Statement on Form S-4, Registration No. 333-18075, declared effective by the Securities and Exchange Commission on January 2, 1997).

4.3	First Supplemental Indenture, dated as of November 13, 1996, between AMTROL Inc. and The Bank of New York (incorporated by reference from the Company’s Registration Statement on Form S-4, Registration No. 333-18075, declared effective by the Securities and Exchange Commission on January 2, 1997).

10.1	Credit Agreement, dated as of November 13, 1996, among AMTROL Acquisition, Inc. and AMTROL Holdings, Inc., various lending institutions party thereto, Morgan Stanley Senior Funding, Inc. as documentation agent, and Bankers Trust Company, as administrative agent (incorporated by reference from the Company’s Registration Statement on Form S-4, Registration No. 333-18075, declared effective by the Securities and Exchange Commission on January 2, 1997).

10.1.1	First Amendment to Credit Agreement, dated as of June 24, 1997 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 5, 1997).

10.1.2	Second Amendment to Credit Agreement, dated as of December 12, 1997 (incorporated by reference to Exhibit 7(c) in the Company’s Current Report on Form 8-K dated December 22, 1997).

10.1.3	Third amendment to the Credit Agreement dated as of June 24, 1998 (incorporated by reference to the Company’s Quarterly report on Form 10-Q for the quarter ended July 4, 1998).

10.1.4	Fourth amendment to the Credit Agreement dated as of July 13, 1998 (incorporated by reference to the Company’s Quarterly report on Form 10-Q for the third quarter ended October 3, 1998).

10.1.5	Fifth amendment to the Credit Agreement dated as of March 30, 2001 (incorporated by reference to the Company’s Annual Report of Form 10-K for the fiscal year ended December 31, 2000).

10.2	AMTROL Inc. Pension Plan and Trust (incorporated by reference from the Company’s Registration Statement on Form S-1, Registration No. 33-48413, declared effective by the Commission on March 18, 1993).*

10.3	Amendments to AMTROL Inc. Pension Plan and Trust (incorporated by reference from the Company’s Registration Statement on Form S-1, Registration No. 33-48413, declared effective by the Securities and Exchange Commission on March 18, 1993).*

Exhibit #	Document Description

10.4	AMTROL Inc. Executive Cash Bonus Plan (incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1994).*

10.5	AMTROL Inc. Supplemental Retirement Plan II (incorporated by reference from the Company’s Registration Statement on Form S-1, Registration No. 33-48413, declared effective by the Commission on March 18, 1993).*

10.6	First Amendment to AMTROL Inc. Supplemental Retirement Plan II (incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995).*

10.10	Employment Agreement dated June 24, 1998 by and between AMTROL Inc. and Albert D. Indelicato (incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998).*

10.11	AMTROL Holdings Inc. 1997 Incentive Stock Plan dated December 16, 1997. (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997).*

10.12	Loan and Security Agreement dated December 26, 2001 among Amtrol Holdings, Inc., Amtrol Inc. and WaterSoft Inc. and Foothill Capital Corporation as the Arranger and Administrative Agent (incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001).

10.13	Loan and Security Agreement dated December 26, 2001 among Amtrol Holdings, Inc., Amtrol Inc. and WaterSoft Inc. and Cypress Merchant Banking Partners, L.P. and Cypress Offshore Partners, L.P. (incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001).

10.13.1	First Amendment to Loan and Security Agreement dated December 31, 2002 among AMTROL Holdings Inc., AMTROL Inc., WaterSoft Inc., AMTROL Canada LTD., Cypress Merchant Banking Partners, L.P. and Cypress Offshore Partners, L.P.

10.14	Subsidiary Guaranty Agreement dated December 26, 2001 among Amtrol International Investments, Inc. and Cypress Merchant Banking Partners, L.P. and Cypress Offshore Partners, L.P. (incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001).

10.15	Contribution Agreement dated December 26, 2001 among Amtrol Holdings, Inc., Amtrol Inc. and WaterSoft Inc. and Cypress Merchant Banking Partners, L.P. and Cypress Offshore Partners, L.P. (incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001).

10.16	Subsidiary Guaranty Agreement dated December 26, 2001 among Amtrol International Investments, Inc. and Foothill Capital Corporation (incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001).

10.17	Contribution Agreement dated December 26, 2001 among Amtrol Holdings, Inc., Amtrol Inc. and WaterSoft Inc. and Foothill Capital Corporation (incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001).

18	Preferability letter regarding change in accounting policy from LIFO to FIFO (incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998).

21	Subsidiaries of AMTROL Inc.

*	Management contract or compensatory plan arrangement.

CERTIFICATIONS

I, Albert D. Indelicato, certify that:

1.	I have reviewed this annual report on Form 10-K of AMTROL Inc;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

4.	The Registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

a.	Designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.	Evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The Registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of the Registrant’s board of directors (or persons performing the equivalent function):

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

6.	The Registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003	By:	/s/ALBERT D. INDELICATO

Albert D. Indelicato
President, Chairman of the Board,
Chief Executive Officer and
Director

CERTIFICATIONS

I, Larry T. Guillemette, certify that:

1.	I have reviewed this annual report on Form 10-K of AMTROL Inc;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

4.	The Registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

a.	Designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.	Evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The Registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of the Registrant’s board of directors (or persons performing the equivalent function):

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

6.	The Registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003	By:	/s/LARRY T. GUILLEMETTE

Larry T. Guillemette
Executive Vice President,
Chief Financial Officer and
Treasurer