Form 10-Q
period 2003-03-31
AMTROL INC /RI/
filed 2003-05-14
CIK 853547

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X].

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: $.01 Par Value: 100 shares of Common stock as of May 14, 2003.

AMTROL INC. AND SUBSIDIARIES

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2003

AMTROL INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets
(In thousands)

Assets

	Unaudited	Audited
	March 31,	December 31,
	2003	2002

Current Assets:
Cash and cash equivalents	$951	$1,797
Accounts receivable, less allowance for doubtful accounts	32,860	29,765
Inventories	23,786	22,445
Tax refund receivable	2,640	2,233
Deferred income taxes - short-term	1,681	1,681
Prepaid expenses and other	1,985	1,357

Total current assets	63,903	59,278

Property, Plant and Equipment, Net	37,018	38,501
Other Assets:
Goodwill	119,205	119,205
Deferred financing costs	3,937	4,186
Deferred income taxes - long-term	7,267	7,267
Other	1,392	1,227

Total other assets	131,801	131,885

	$232,722	$229,664

Liabilities and Shareholders’ Equity
Current Liabilities:
Current maturities of long-term debt	$2,957	$2,957
Notes payable to banks	8,374	6,923
Accounts payable	28,280	23,826
Accrued expenses	11,356	16,773
Accrued interest	3,069	203
Accrued income taxes	1,443	719

Total current liabilities	55,479	51,401

Other Noncurrent Liabilities	3,854	4,023
Long Term Debt, Less Current Maturities	158,064	158,391
Shareholders’ Equity:
Capital stock $.01 par value - authorized 1,000 shares, 100 shares issued	—	—
Additional paid-in capital	99,273	99,273
Retained deficit	(82,175)	(81,393)
Accumulated other comprehensive loss	(1,773)	(2,031)

Total shareholders’ equity	15,325	15,849

	$232,722	$229,664

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMTROL INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations
(Unaudited - in thousands)

	Quarter Ended

	March 31,	March 31,
	2003	2002

Net sales	$51,115	$42,542
Cost of goods sold	40,850	32,622

Gross profit	10,265	9,920
Operating expenses:
Selling, general and administrative	7,135	6,725

Income from operations	3,130	3,195
Other income (expense):
Interest expense	(4,726)	(4,808)
Interest income	27	21
Other, net	1,450	13

Loss before provision for income taxes	(119)	(1,579)
Provision for income taxes	663	461

Loss before cumulative effect of a change in accounting principle	(782)	(2,040)
Cumulative effect of a change in accounting principle	—	(38,087)

Net loss	$(782)	$(40,127)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMTROL INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Shareholders’ Equity
(Unaudited - in thousands)

	Quarter Ended March 31, 2003

		Additional Paid-		Accumulated Other	Comprehensive
	Common Stock	in Capital	Retained Deficit	Comprehensive Loss	Loss

Balance, December 31, 2002	$—	$99,273	$(81,393)	$(2,031)	$—
Net loss	—	—	(782)	—	(782)
Derivative instrument valuation adjustment	—	—	—	73	73
Currency translation adjustment	—	—	—	185	185

Balance, March 31, 2003	$—	$99,273	$(82,175)	$(1,773)	$(524)

	Quarter Ended March 31, 2002

		Additional Paid-		Accumulated Other	Comprehensive
	Common Stock	in Capital	Retained Deficit	Comprehensive Loss	Loss

Balance, December 31, 2001	$—	$99,273	$(36,064)	$(4,990)	$—
Net loss	—	—	(40,127)	—	(40,127)
Derivative instrument valuation adjustment	—	—	—	304	304
Currency translation adjustment	—	—	—	(262)	(262)

Balance, March 31, 2002	$—	$99,273	$(76,191)	$(4,948)	$(40,085)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMTROL INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
(Unaudited - in thousands)

	Quarter Ended

	March 31,	March 31,
	2003	2002

Cash Flows Provided by (Used in) Operating Activities:
Net loss	$(782)	$(40,127)
Cumulative effect of a change in accounting principle	—	38,087
Adjustments to reconcile net loss to net cash provided by (used in) operating activities -
Depreciation and amortization	2,338	2,209
Provision for losses on accounts receivable	18	32
Gain on purchase of senior subordinated notes	(1,513)	—
Changes in operating assets and liabilities	(1,348)	(570)

Net cash used in operating activities	(1,287)	(369)

Cash Flows Provided by (Used in) Investing Activities:
Capital expenditures	(422)	(512)

Net cash used in investing activities	(422)	(512)

Cash Flows Provided by (Used in) Financing Activities:
Repayment of debt	(37,424)	(33,085)
Issuance of debt	38,243	33,264

Net cash provided by financing activities	819	179

Net Decrease in Cash and Cash Equivalents	(890)	(702)
Effect of exchange rate changes on cash and cash equivalents	44	(8)
Cash and cash equivalents, beginning of period	1,797	983

Cash and cash equivalents, end of period	$951	$273

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

The Company generally recognizes revenue upon shipment of its products to customers net of applicable provisions for discounts and allowances. Allowances for cash discounts and volume rebates, among others, are recorded as a reduction to revenue at the time of sale based upon the estimated future outcome. Cash discounts and volume rebates are based upon certain percentages and sales targets agreed to with the Company’s customers, which are typically earned by the customers over an annual period. At March 31, 2003 and 2002, the Company had accrued $1.2 million and $1.0 million, respectively, for such volume allowances. These amounts are included in accrued expenses in the accompanying condensed consolidated balance sheets.

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

Warranty

The Company extends various warranties covering all of its products ranging from a one-year warranty to a limited lifetime warranty against defects in materials and workmanship. The specific terms and conditions of the warranties depend on the type of product that is sold. The Company’s warranties generally provide for the replacement of parts or products at the Company’s option. The Company estimates the costs that may be incurred under its warranty program and records a liability at the time of sale. Factors that influence the Company’s warranty liability include the amount of production, manufactured cost of the product, historical warranty returns and anticipated returns based upon engineering and material improvements. The Company periodically assesses the adequacy of its warranty reserve through a detailed analysis and adjusts the reserve accordingly.

The following chart illustrates the changes in the Company’s warranty reserve during the latest quarter:

(in thousands)
Consolidated

Balance, December 31, 2002	$2,367
Warranties issued during 2003	321
Claims	(321)

Balance, March 31, 2003	$2,367

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

During the quarter ended March 31, 2003, the Company purchased forward contracts to hedge its foreign currency exposures, which relate primarily to its operations in Portugal. A portion of revenues from the Company’s Portuguese operations were denominated in non-Euro based currencies so as the Euro strengthened, the non-Euro denominated receivables lost value. In order to mitigate any currency exchange losses against future receivables, the Company’s Portuguese operations expanded its use of forward contracts, which are generally three months in duration to hedge against the currency movements of U.S. Dollar and British Pound currencies. At March 31, 2003, the Company’s Portuguese operations had forward contracts for the purchase of $5.2 million with due dates ranging from early April 2003 through July 2003. The value of these forward contracts was immaterial to the balance sheet of the Company.

Recent Accounting Pronouncements

As of January 1, 2003, the Company adopted the provisions of SFAS No. 145 “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections” (“SFAS No. 145”), issued in April 2002. SFAS No. 145 addresses the reporting of gains and losses resulting from the extinguishment of debt, accounting for sale-leaseback transactions and rescinds or amends other existing authoritative pronouncements. SFAS No. 145 requires that any gain or loss on extinguishment of debt that does not meet the criteria of APB 30 for classification as an extraordinary item shall not be classified as extraordinary and shall be included in earnings from continuing operations. Accordingly, the Company’s $0.4 million extraordinary loss from debt retirement recorded in 2001 will be reclassified to earnings from continuing operations.

4.          Long-Term Debt

Revolving Credit and Term Loans

The Company is a party to two credit facilities: a $42.5 million senior first-priority secured credit facility arranged by Foothill Capital Corporation (the “Foothill Facility”) and a $25.0 million senior second-priority secured credit facility with affiliates of The Cypress Group L.L.C. (the “Cypress Facility”).

The Foothill Facility provides the Company with (i) a term loan facility consisting of a five-year Term A loan, $8.5 million at March 31, 2003, bearing interest at LIBOR plus 3.5%, and a three-year Term B loan, $6.2 million as of March 31, 2003, bearing interest at the greater of the Wells Fargo Reference Rate plus 3.5% or 9.25%, (collectively the “Term Loans”) and (ii) a five-year Revolving Credit Facility, bearing interest at LIBOR plus 2.5% or the Wells Fargo Reference Rate (approximates the prime rate) plus 0.5%, providing the lesser of (a) $35.0 million less the aggregate outstanding principal amount of the Term A loan less letter of credit usage and (b) borrowing base less letter of credit usage. At March 31, 2003, total availability and aggregate borrowings under the Revolving Credit Facility were $11.6 million and $6.3 million, respectively.

The Cypress Facility consists of a single original issue term loan of $25 million (the “Term Loan C”). The Term Loan C, $27.6 million as of March 31, 2003, has a five-year maturity and bears Pay-In-Kind (PIK) interest fixed at 12% per annum paid quarterly, which at the lenders option can be paid in common stock of the Company. In addition, 60,000 warrants with an exercise price of $0.01 were issued under the Cypress facility. The Company expects that the effective interest rate will be greater than 12% given the additional interest expense associated with the warrants.

Under the terms of the Foothill and Cypress facilities, the Company, as of March 31, 2003, was required to comply, and was in compliance, with the affirmative and negative covenants and restrictions.

Senior Subordinated Notes

The Company issued $115.0 million of Senior Subordinated Notes due 2006 (the “Notes”) of which $112.4 million was outstanding as of March 31, 2003. The Notes are unsecured obligations of the Company. The Notes bear interest at a rate of 10.625% per annum that is payable semi-annually on each June 30 and December 31.

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

During the current quarter, the Company purchased a portion of the Notes with a face value of $2.6 million. The purchase was financed through the issuance of additional Term C debt of $1.1 million. The extinguishment resulted in a gain of $1.5 million that was included in Other, net on the Company’s Statement of Operations. The Company and/or affiliates of the Company, including entities related to Cypress may continue, from time to time, to purchase the Notes previously issued by the Company in the open market or by other means.

The Notes Indenture contains certain affirmative and negative covenants and restrictions. As of March 31, 2003, the Company was in compliance with the various covenants.

5.          Cumulative Effect of Change in Accounting Principle

Effective January 1, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires that amortization of goodwill cease and that the Company evaluate the recoverability of goodwill and other intangible assets annually, or more frequently if events or changes in circumstances indicate that the carrying value of an asset might be impaired.

Under SFAS No. 142, the Company was required to test all existing goodwill for impairment (using a two-step method) as of January 1, 2002, on a “reporting unit” basis. The Company determined the reporting units to be AMTROL North America, AMTROL ALFA, AMTROL NOVA and AMTROL Poland. In step 1, goodwill is considered to be impaired when the net book value of a reporting unit exceeds its estimated fair value. The fair values of the reporting units were determined utilizing a discounted cash flow methodology and considered such assumptions as weighted average cost of capital, revenue growth, profitability, capital expenditures and premium for control. For reporting units that failed step 1, the Company proceeded to step 2. In step 2, the Company calculated the implied fair value of goodwill by deducting the fair value of all tangible and intangible net assets of the reporting unit from the fair value of the reporting unit as determined in step 1. The Company then compared the implied fair value of goodwill as determined in step 2 above to the carrying value of goodwill.

As a result of the impairment review, the Company recorded an after-tax goodwill impairment charge of $38.1 million, which was recorded as a cumulative effect of change in accounting principle in the first quarter of 2002. This charge consists of $34.5 million at the AMTROL North America unit and $3.6 million at AMTROL NOVA. The impairment charge was principally due to the change in the methodology from the undiscounted cash flow method used earlier under the Company’s previous accounting policy, to the discounted cash flow method used in accordance with SFAS No. 142.

6.          Inventories

Inventories are stated at the lower of cost or market and were as follows (in thousands):

	March 31,	December 31,
	2003	2002

Raw materials and work in process	$14,475	$12,860
Finished goods	9,311	9,585

	$23,786	$22,445

7.          Accounting for Derivative Instruments and Hedging Activities

The Company has an interest rate swap contract and an interest rate cap (the “Contract”) outstanding as of March 31, 2003, with an initial notional amount of $15 million. Under this arrangement, which will mature on June 30, 2004, the Company receives the 90-day LIBOR rate and pays a fixed rate of 4.60% for the period from January 1, 2001 through maturity, unless LIBOR increases to 7.1%. If LIBOR increases to 7.1%, then the Company continues to receive the 90-day LIBOR rate but now pays the 90-day LIBOR rate for all subsequent periods capped at a maximum of 7.1%. The LIBOR rate has not exceeded 7.1% since inception of the Contract. The Contract was designated as a cash flow hedge of variable future cash flows associated with the Foothill Agreement Term Loan A and B Debt.

As of March 31, 2003, the fair value of the instrument ($0.3 million) was recorded in other non-current liabilities with a corresponding entry to accumulated other comprehensive loss. Subsequent changes in the fair value of the swap will be recorded through accumulated other comprehensive loss (except for changes related to ineffectiveness, which will be recorded currently through net income). The Company does not currently anticipate any material ineffectiveness under the hedge for 2003.

8.          Provision for Income Taxes

The effective income tax rates used in the interim consolidated financial statements are estimates of the full year’s rates. Net deferred tax assets recognized on the Company’s balance sheet continue to require management’s evaluation as to their realization. Although realization is not assured, management believes it is more likely than not that the net deferred tax assets will be realized. The amount expected to be realized is based upon estimates derived from tax planning strategies which the Company believes are currently prudent and feasible. A valuation allowance has been provided for certain net operating loss carryforwards, as it is more likely than not that the related deferred tax assets for these carryforwards will not be realized. Additions to the valuation allowance may be required in the event that estimates are changed.

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

The primary criteria by which financial performance is evaluated and resources are allocated include net sales and income from operations. The following is a summary of key financial data by segment:

	March 31,	March 31,
	2003	2002

Net Sales to external customers
North America
US	$27,874	$28,210
Other	1,720	1,235
Europe
Portugal	18,878	11,031
Other	2,643	2,066

Consolidated	$51,115	$42,542

Income from operations
North America	$2,112	$2,335
Europe	1,018	860

Consolidated	$3,130	$3,195

EBITDA
North America	$4,934	$3,604
Europe	1,763	1,620

Consolidated	$6,697	$5,224

	March 31,	December 31,
	2003	2002

Long-Lived assets
North America
US	$118,289	$119,266
Other	4	4
Europe
Portugal	32,054	32,441
Other	5,876	5,995

Consolidated	$156,223	$157,706

EBITDA is earnings (net income/loss) before interest, taxes, depreciation and amortization. The method of calculating EBITDA is consistent with the definition contained in the Foothill Agreement and the Indenture. Readers of financial statements frequently consider EBITDA a useful tool in evaluating a company’s performance. Therefore, the Company believes that inclusion of EBITDA is useful supplemental information. However, EBITDA is not a measure of true cash flow since it does not incorporate changes of other assets or liabilities that may generate or require cash. EBITDA is not a generally accepted accounting measure. See Management’s Discussion and Analysis of Financial Condition and Results of Operations for reconciliation of a GAAP financial measure to EBITDA per the requirements of Regulation G. Long-Lived assets include property, plant and equipment and goodwill.

10.          Commitments and Contingencies

At March 31, 2003, the Foothill Facility contained a sublimit to support the issuance of letters of credit in the amount of $3.0 million. At March 31, 2003, letters of credit outstanding amounted to $0.4 million.

The Company is involved in various legal proceedings which, in the opinion of management, will not result in a material adverse effect on its financial condition or results of operations.

Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

This section should be read in conjunction with the condensed Consolidated Financial Statements of the Company included elsewhere herein and the Company’s Form 10-K for 2002.

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

Results of Operations

The following table sets forth, for the periods indicated, the percentages of the Company’s net sales represented by certain income and expense items in the Company’s Condensed Consolidated Statements of Operations.

	For the Quarter Ended

	March 31,	March 31,
	2003	2002

Net sales	100.0%	100.0%
Cost of goods sold	79.9	76.7

Gross profit	20.1	23.3
Selling, general and administrative expenses	14.0	15.8

Income from operations	6.1	7.5
Interest expense	(9.2)	(11.3)
Interest income	0.1	—
Other income, net	2.8	—

Loss before provision for income taxes	(0.2)	(3.8)
Provision for income taxes	1.3	1.1

Loss before cumulative effect of a change in accounting principle	(1.5)	(4.9)
Cumulative effect of a change in accounting principle	—	(89.4)

Net loss	(1.5)%	(94.3)%

Net sales for the first quarter of 2003 increased $8.6 million or 20.2% compared to the same period in 2002. In North America, net sales in the first quarter of 2003 were comparable to the net sales in the first quarter of 2002. Net sales in Europe increased $8.4 million or 64.3% due principally to increased sales of LPG cylinders and the strengthening of the Euro against the U.S. dollar. If the value of the Euro had remained at the average level of the first quarter of 2002, reported net sales in Europe for the first quarter of 2003 would have increased $4.6 million or 35.1% from the first quarter of 2002.

Gross profit for the first quarter of 2003 increased $0.3 million or 3.5% from the first quarter of 2002. As a percentage of net sales, the gross profit percentage decreased to 20.1% in 2003 from 23.3% in 2002. This decrease was due principally to the higher proportion of net sales from the Company’s European operations and increased steel costs in both North America and Europe.

Selling, general and administrative expenses for the first quarter of 2003 increased by $0.4 million or 6.1% compared to 2002. The change was principally due to increases in the European operations as a result of the strengthening Euro.

Other, net increased $1.4 million when compared to 2002. The increase was principally due to the gain of $1.5 million recorded on the extinguishment of a portion of the Company’s senior subordinated notes.

Income taxes during the first quarter of 2003 increased $0.2 million as compared to 2002. The increase was principally the result of increased operating profits in the Company’s European operations.

The net loss for the first quarter of 2003 of $0.8 million compares to a net loss in the first quarter of 2002 of $40.1 million. The change was principally due to the goodwill impairment charge of $38.1 million recorded in the first quarter of 2002.

Earnings before interest expense, taxes, depreciation and amortization (EBITDA) for the first quarter of 2003 were $6.7 million, an increase of $1.5 million compared to the first quarter of 2002. As a percentage of net sales, EBITDA increased to 13.1% in 2003 from 12.3% in 2002. The method of calculating EBITDA is consistent with the definition contained in the Foothill Agreement and the Indenture. Readers of financial statements frequently consider EBITDA a useful tool in evaluating a company’s performance. Therefore, the Company believes that inclusion of EBITDA is useful supplemental information. However, EBITDA is not a measure of true cash flow since it does not incorporate changes of other assets or liabilities that may generate or require cash. EBITDA is not a generally accepted accounting measure. The following table illustrates the calculation of EBITDA (in thousands):

	March 31,	March 31,
	2003	2002

Income from operations	$3,130	$3,195
Depreciation and amortization (1)	2,090	1,981
Interest income	27	21
Other income (loss), net (2)	1,450	27

EBITDA	$6,697	$5,224

(1)	Cash flow statement denotes $2,338 and $2,209 for 2003 and 2002, respectively. These amounts include amortization of deferred finance costs which are presented as part of interest expense on the Company’s Statement of Operations.

(2)	Includes gain on purchase of senior subordinated notes of $1,513.

Liquidity and Capital Resources

As of March 31, 2003, the Company’s operating capital (defined as accounts receivable and inventory, less accounts payable) was comparable to the operating capital as of December 31, 2002. Accounts receivable and inventories increased $3.1 million and $1.3 million, respectively while accounts payable increased $4.4 million consistent with seasonal operating levels principally in the Company’s water systems and cylinder businesses.

For the first three months of 2003, net cash used in operations of $1.3 million was $0.9 million more than the first three months of 2002 due principally to increased working capital requirements attributable to the higher sales and the strengthening of the Euro. Cash provided by financing activities during the quarter ended March 2003 increased approximately $0.6 million in order to fund these increased working capital (defined as current assets less current liabilities) requirements. Capital expenditures of $0.4 million were $0.1 million lower than in the first three months of 2002.

The Company is a party to two credit facilities: a $42.5 million senior first-priority secured credit facility arranged by Foothill Capital Corporation (the “Foothill Facility”) and a $25.0 million senior second-priority secured credit facility with affiliates of The Cypress Group L.L.C. (the “Cypress Facility”).

The Foothill Facility provides the Company (i) a term loan facility consisting of a five-year Term A loan, $8.5 million at March 31, 2003, bearing interest at LIBOR plus 3.5%, and a three-year Term B loan, $6.2 million as of March 31, 2003, bearing interest at the greater of the Wells Fargo Reference Rate plus 3.5% or 9.25%, (collectively the “Term Loans”) and (ii) a five-year Revolving Credit Facility, bearing interest at LIBOR plus 2.5% or the Wells Fargo Reference Rate (approximates the prime rate) plus 0.5%, providing the lesser of (a) $35.0 million less the aggregate outstanding principal amount of the Term A loan less letter of credit usage and (b) borrowing base less letter of credit usage. At March 31, 2003, total availability and aggregate borrowings under the Revolving Credit Facility were $11.6 million and $6.3 million, respectively.

The Cypress Facility consists of a single original issue term loan of $25 million (the “Term Loan C”). The Term Loan C, $27.6 million as of March 31, 2003, has a five-year maturity and bears Pay-In-Kind (PIK) interest fixed at 12% per annum paid quarterly, which at the lenders option can be paid in common stock of the Company. In addition, 60,000 warrants with an exercise price of $0.01 were issued under the Cypress facility. The Company expects that the effective interest rate will be greater than 12% given the additional interest expense associated with the warrants.      .

Under the terms of the Foothill and Cypress facilities, the Company, as of March 31, 2003, was required to comply, and was in compliance, with the affirmative and negative covenants and restrictions.

In November 1996, the Company issued, under an Indenture, $115.0 million of Senior Subordinated Notes due 2006 (the “Notes”) of which $112.4 million was outstanding as of March 31, 2003. The Notes are unsecured obligations of the Company. The Notes bear interest at the rate of 10.625% per annum payable semi-annually on each June 30 and December 31 commencing on June 30, 1997. The Notes are redeemable at the option of the Company on or after December 31, 2001. From and after December 31, 2001, the Notes will be subject to redemption at the option of the Company, in whole or in part, at various redemption prices, declining from 105.313% of the principal amount to par on and after December 31, 2003. Upon a “Change of Control” (as defined in the Indenture), each Note holder has the right to require the Company to repurchase such holder’s Notes at a purchase price of 101% of the principal amount plus accrued interest. The Notes Indenture contains certain affirmative and negative covenants and restrictions. As of March 31, 2003, the Company is in compliance with the various covenants.

During the current quarter, the Company purchased a portion of the Notes with a face value of $2.6 million. The purchase was financed through the issuance of additional Term C debt of $1.1 million. The extinguishment resulted in a gain of $1.5 million that was included in Other, net on the Company’s Statement of Operations. The Company and/or affiliates of the Company, including entities related to Cypress may continue, from time to time, to purchase the Notes previously issued by the Company in the open market or by other means.

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

Inflation

The Company believes that anticipated inflation rates will not have a materially adverse effect on its results of operations or its financial condition in 2003. However, there can be no assurance that sharply increasing raw material or fuel costs will not adversely affect the Company’s financial condition or results of operations.

Item 3.      Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in information relating to market risk since the Company’s disclosure included in Item 7A of Form 10-K as filed with the Securities and Exchange Commission on March 28, 2003.

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

AMTROL INC.

Date: May 14, 2003	By:	/s/ ALBERT D. INDELICATO

Albert D. Indelicato
President, Chairman of the Board,
Chief Executive Officer and
Director

Date: May 14, 2003	By:	/s/ LARRY T. GUILLEMETTE

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

6.	The Registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003	By:	/s/ALBERT D. INDELICATO

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

6.	The Registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003	By:	/s/LARRY T. GUILLEMETTE

Larry T. Guillemette
Executive Vice President,
Chief Financial Officer and
Treasurer