Form 10-Q
period 2003-06-30
AMTROL INC /RI/
filed 2003-08-13
CIK 853547

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐.

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: $.01 Par Value: 100 shares of Common stock as of August 13, 2003.

AMTROL INC. AND SUBSIDIARIES

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2003

AMTROL INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets
(In thousands)
ASSETS

	Unaudited
	June 30, 2003	December 31, 2002

Current Assets:
Cash and cash equivalents	$592	$1,797
Accounts receivable, less allowance for doubtful accounts	33,069	29,765
Inventories	23,538	22,445
Tax refund receivable	2,979	2,233
Deferred income taxes — short-term	1,681	1,681
Prepaid expenses and other	1,762	1,357

Total current assets	63,621	59,278

Property, Plant and Equipment, Net	36,529	38,501
Other Assets:
Goodwill	119,205	119,205
Deferred financing costs	3,687	4,186
Deferred income taxes — long-term	7,267	7,267
Other	1,463	1,227

Total other assets	131,622	131,885

	$231,772	$229,664

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$2,957	$2,957
Notes payable to banks	7,468	6,923
Accounts payable	27,727	23,826
Accrued expenses	11,591	16,773
Accrued interest	90	203
Accrued income taxes	1,316	719

Total current liabilities	51,149	51,401

Other Noncurrent Liabilities	3,744	4,023
Long Term Debt, Less Current Maturities	160,912	158,391
Shareholders’ Equity:
Capital stock $.01 par value — authorized 1,000 shares, 100 shares issued	—	—
Additional paid-in capital	99,273	99,273
Retained deficit	(82,890)	(81,393)
Accumulated other comprehensive loss	(416)	(2,031)

Total shareholders’ equity	15,967	15,849

	$231,772	$229,664

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMTROL INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations
(Unaudited — in thousands)

	QUARTER ENDED		SIX MONTHS ENDED

	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002

Net sales	$50,162	$51,123	$101,277	$93,665
Cost of goods sold	38,953	39,464	79,803	72,086

Gross profit	11,209	11,659	21,474	21,579
Operating expenses:
Selling, general and administrative	6,686	7,309	13,821	14,034

Income from operations	4,523	4,350	7,653	7,545
Other income (expense):
Interest expense	(4,960)	(5,115)	(9,686)	(9,923)
Interest income	7	8	34	29
Other, net	(8)	(649)	1,442	(636)

Loss before provision for income taxes	(438)	(1,406)	(557)	(2,985)
Provision for income taxes	277	348	940	809

Loss before cumulative effect of a change in accounting principle	(715)	(1,754)	(1,497)	(3,794)
Cumulative effect of a change in accounting principle	—	—	—	(38,087)

Net loss	($715)	($1,754)	($1,497)	($41,881)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMTROL INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Shareholders’ Equity
(Unaudited — in thousands)

Six Months Ended June 30, 2003

				Accumulated Other
		Additional Paid-		Comprehensive	Comprehensive
	Common Stock	in Capital	Retained Deficit	Income (Loss)	Income (Loss)

Balance, December 31, 2002	$—	$99,273	$(81,393)	$(2,031)	$—
Net loss	—	—	(782)	—	(782)
Derivative instrument valuation adjustment	—	—	—	73	73
Currency translation adjustment	—	—	—	185	185

Balance, March 31, 2003	—	99,273	(82,175)	(1,773)	(524)
Net loss	—	—	(715)	—	(715)
Derivative instrument valuation adjustment	—	—	—	78	78
Currency translation adjustment	—	—	—	1,279	1,279

Balance, June 30, 2003	$—	$99,273	$(82,890)	$(416)	$118

Six Months Ended June 30, 2002

				Accumulated Other
		Additional Paid-		Comprehensive	Comprehensive
	Common Stock	in Capital	Retained Deficit	Income (Loss)	Income (Loss)

Balance, December 31, 2001	$—	$99,273	$(36,064)	$(4,990)	$—
Net loss	—	—	(40,127)	—	(40,127)
Derivative instrument valuation adjustment	—	—	—	304	304
Currency translation adjustment	—	—	—	(262)	(262)

Balance, March 31, 2002	—	99,273	(76,191)	(4,948)	(40,085)
Net loss	—	—	(1,754)	—	(1,754)
Derivative instrument valuation adjustment	—	—	—	204	204
Currency translation adjustment	—	—	—	2,394	2,394

Balance, June 30, 2002	$—	$99,273	$(77,945)	$(2,350)	$(39,241)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMTROL INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
(Unaudited — in thousands)

	SIX MONTHS ENDED

	June 30, 2003	June 30, 2002

Cash Flows Provided by (Used in) Operating Activities:
Net loss	$(1,497)	$(41,881)
Cumulative effect of a change in accounting principle	—	38,087
Adjustments to reconcile net loss to net cash provided by (used in) operating activities -
Depreciation and amortization	4,637	4,450
Provision for losses on accounts receivable	36	32
Gain on purchase of senior subordinated notes	(1,513)	—
Changes in operating assets and liabilities	(5,619)	(5,597)

Net cash used in operating activities	(3,956)	(4,909)

Cash Flows Provided by (Used in) Investing Activities:
Capital expenditures	(1,020)	(1,006)

Net cash used in investing activities	(1,020)	(1,006)

Cash Flows Provided by (Used in) Financing Activities:
Repayment of debt	(73,640)	(72,218)
Issuance of debt	77,267	78,064

Net cash provided by financing activities	3,627	5,846

Net Decrease in Cash and Cash Equivalents	(1,349)	(69)
Effect of exchange rate changes on cash and cash equivalents	144	107
Cash and Cash Equivalents, beginning of period	1,797	983

Cash and Cash Equivalents, end of period	$592	$1,021

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMTROL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

3.     Significant Accounting Policies

Revenue Recognition and Related Costs

In accordance with Staff Accounting Bulletin (“SAB”) No. 101, the Company recognizes revenue only when there is a valid contract or purchase order, which includes a fixed price; the goods have been delivered in accordance with the shipping terms; and there is an expectation that the collection of the revenue is reasonably assured.

The Company generally recognizes revenue upon shipment of its products to customers net of applicable provisions for discounts and allowances. Allowances for cash discounts and volume rebates, among others, are recorded as a reduction to revenue at the time of sale based upon the estimated future outcome. Cash discounts and volume rebates are based upon certain percentages and sales targets agreed to with the Company’s customers, which are typically earned by the customers over an annual period. At June 30, 2003 and 2002, the Company had accrued $2.1 million and $2.1 million, respectively, for such volume allowances. These amounts are included in accrued expenses in the accompanying condensed consolidated balance sheets.

Inventories

The Company’s inventories are stated at the lower of cost or market including material, labor and manufacturing overhead (see Note 6). The Company records provisions, as appropriate, to write-

down obsolete and excess inventory to estimated net realizable value. The process for evaluating obsolete and excess inventory often requires the Company to make subjective judgments and estimates concerning future sales levels, quantities and prices at which such inventory will be able to be sold in the normal course of business. Accelerating the disposal process or incorrect estimates of future sales potential may cause the actual results to differ from the estimates at the time such inventory is disposed or sold. The Company believes that its procedures for estimating such amounts are reasonable and historically have not resulted in material adjustments in subsequent periods when the estimates are adjusted to the actual amounts.

Warranty

The Company extends various warranties covering most of its products ranging from a limited one-year warranty to a limited lifetime warranty against defects in materials and workmanship. The specific terms and conditions of the warranties depend on the type of product that is sold. The Company’s warranties are generally limited to the replacement of the defective parts or products at the Company’s option. The Company estimates the costs that may be incurred under its warranty program and records a liability at the time of sale. Factors that influence the Company’s warranty liability include the amount of production, manufactured cost of the product, historical warranty returns and anticipated returns based upon engineering and material improvements. The Company periodically assesses the adequacy of its warranty reserve through a detailed analysis and adjusts the reserve accordingly.

The following chart illustrates the changes in the Company’s warranty reserve during the latest six month period:

(in thousands)
Consolidated

Balance, December 31, 2002	$2,367
Warranties issued during 2003	894
Claims	(894)

Balance, June 30, 2003	$2,367

Goodwill

Goodwill represents the excess of acquisition costs over the estimated fair value of the net assets acquired and was amortized through year-end 2001 using the straight-line method principally over 40 years. In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires that amortization of goodwill cease and that the Company evaluate the recoverability of goodwill and other intangible assets annually, or more frequently if events or changes in circumstances, such as a decline in sales, earnings or cash flows, or material adverse changes in the business climate, indicate that the carrying value of an asset might be impaired. Goodwill is considered to be impaired when the net book value of a reporting unit exceeds its estimated fair value. Fair values are established using a discounted cash flow methodology (specifically, the income approach). The determination of discounted cash flows is based on the Company’s strategic plans and long-range forecasts. The revenue growth rates included in the forecasts are the Company’s best estimates based on current and anticipated market conditions, and the profit margin assumptions are projected based on the current and anticipated costs structures. In accordance with the SFAS No. 142 transition procedures, the Company recorded a goodwill impairment charge in the first quarter of 2002 for the cumulative effect of a change in accounting principle of $38.1 million upon adoption of SFAS No. 142, as further described in Note 5.

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

During the six months ended June 30, 2003, the Company purchased forward contracts to hedge its foreign currency exposures, which relate primarily to its operations in Portugal. A portion of revenues from the Company’s Portuguese operations were denominated in non-Euro based currencies so as the Euro strengthened, the non-Euro denominated receivables lost value. In order to mitigate any currency exchange losses against future receivables, the Company’s Portuguese operations expanded its use of forward contracts, which are generally three months in duration, to hedge against the currency movements of U.S. Dollar and British Pound currencies. At June 30, 2003, the Company’s Portuguese operations had forward contracts for the purchase of $2.0 million (1.8 million in U.S. dollars and 0.2 million in British Pounds) with due dates ranging from early July 2003 through September 2003. The value of these forward contracts was immaterial to the balance sheet of the Company.

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

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (“FIN 46”). FIN 46 clarifies the application of ARB No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003 and to existing variable interest entities no later than the end of the first annual reporting period beginning after June 15, 2003. The Company is currently evaluating the impact of adopting FIN 46 on its consolidated financial statements.

4.     Long-Term Debt

Revolving Credit and Term Loans

The Company is a party to two credit facilities: a $42.5 million senior first-priority secured credit facility arranged by Foothill Capital Corporation (the “Foothill Facility”) and a $25.0 million senior second-priority secured credit facility with affiliates of The Cypress Group L.L.C. (the “Cypress Facility”).

The Foothill Facility provides the Company with (i) a term loan facility consisting of a five-year Term A loan, $8.1 million at June 30, 2003, bearing interest at LIBOR plus 3.5%, and a three-year Term B loan, $5.9 million as of June 30, 2003, bearing interest at the greater of the Wells Fargo Reference Rate (approximates the prime rate) plus 3.5% or 9.25%, (collectively the “Term Loans”) and (ii) a five-year Revolving Credit Facility, bearing interest at LIBOR plus 2.5% or the Wells Fargo Reference Rate plus 0.5%, providing the lesser of (a) $35.0 million less the aggregate outstanding principal amount of the Term A loan less letter of credit usage and (b) borrowing base less letter of credit usage. At June 30, 2003, total availability and aggregate borrowings under the Revolving Credit Facility were $12.3 million and $8.8 million, respectively.

The Cypress Facility consists of a single original issue term loan of $25.0 million (the “Term Loan C”). The Term Loan C, $28.7 million as of June 30, 2003, has a five-year maturity and bears Pay-In-Kind (PIK) interest fixed at 12% per annum paid quarterly, which at the lenders option can be paid in common stock of the Company. In addition, 60,000 warrants with an exercise price of $0.01 were issued under the Cypress facility. The Company expects that the effective interest rate will be greater than 12% given the additional interest expense associated with the warrants.

Under the terms of the Foothill Facility and Cypress Facility, the Company, as of June 30, 2003, was required to comply, and was in compliance, with the affirmative and negative covenants and restrictions.

Senior Subordinated Notes

The Company issued $115.0 million of Senior Subordinated Notes due 2006 (the “Notes”) of which $112.4 million was outstanding as of June 30, 2003. The Notes are unsecured obligations of the Company issued pursuant to the Note Indenture Agreement (the “Indenture”). The Notes bear interest at a rate of 10.625% per annum that is payable semi-annually on each June 30 and December 31.

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

In March 2003, the Company purchased a portion of the Notes with a face value of $2.6 million. The purchase was financed through the issuance of additional Term C debt of $1.1 million. The extinguishment resulted in a gain of $1.5 million that was included in Other, net on the Company’s Condensed Consolidated Statement of Operations. The Company and/or affiliates of the Company, including entities related to Cypress may continue, from time to time, to purchase the Notes previously issued by the Company in the open market or by other means.

The Indenture contains certain affirmative and negative covenants and restrictions. As of June 30, 2003, the Company was in compliance with the various covenants.

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

As a result of the impairment review, the Company recorded an after-tax goodwill impairment charge of $38.1 million, which was recorded as a cumulative effect of a change in accounting principle in the first quarter of 2002. This charge consists of $34.5 million at the AMTROL North America unit and $3.6 million at AMTROL NOVA. The impairment charge was principally due to the change in the methodology from the undiscounted cash flow method used earlier under the Company’s previous accounting policy, to the discounted cash flow method used in accordance with SFAS No. 142.

6.     Inventories

Inventories are stated at the lower of cost or market and were as follows (in thousands):

	June 30,	December 31,
	2003	2002

Raw materials and work in process	$14,426	$12,860
Finished goods	9,112	9,585

	$23,538	$22,445

7.     Accounting for Derivative Instruments and Hedging Activities

The Company has an interest rate swap contract and an interest rate cap (the “Contract”) outstanding as of June 30, 2003, with an initial notional amount of $15 million. Under this arrangement, which will mature on June 30, 2004, the Company receives the 90-day LIBOR rate and pays a fixed rate of 4.60% for the period from January 1, 2001 through maturity, unless LIBOR increases to 7.1%. If LIBOR increases to 7.1%, then the Company continues to receive the 90-day LIBOR rate but now pays the 90-day LIBOR rate for all subsequent periods capped at a maximum of 7.1%. The LIBOR rate has not exceeded 7.1% since inception of the Contract. The Contract was designated as a cash flow hedge of variable future cash flows associated with the Foothill Facility Term Loan A and B Debt.

As of June 30, 2003, the fair value of the instrument ($0.2 million) was recorded in other noncurrent liabilities with a corresponding entry to accumulated other comprehensive loss. Subsequent changes in the fair value of the swap will be recorded through accumulated other comprehensive loss (except for changes related to ineffectiveness, which will be recorded through net income). The Company does not currently anticipate any material ineffectiveness under the hedge for 2003.

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

The primary criteria by which financial performance is evaluated and resources are allocated include net sales and income from operations. The following is a summary of key financial data by segment:

	Quarter Ended		Six Months Ended

	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002

Net Sales to external customers
North America
US	$29,321	$31,793	$57,195	$60,003
Other	1,130	1,340	2,850	2,575
Europe
Portugal	16,439	15,831	35,317	26,862
Other	3,272	2,159	5,915	4,225

Consolidated	$50,162	$51,123	$101,277	$93,665

Income from operations
North America	$3,249	$3,093	$5,361	$5,414
Europe	1,274	1,257	2,292	2,131

Consolidated	$4,523	$4,350	$7,653	$7,545

EBITDA
North America	$4,511	$4,365	$9,445	$7,969
Europe	2,058	1,349	3,821	2,969

Consolidated	$6,569	$5,714	$13,266	$10,938

			June 30,	December 31,
Long-lived assets			2003	2002

North America
US			$117,311	$119,266
Other			3	4
Europe
Portugal			32,248	32,441
Other			6,172	5,995

Consolidated			$155,734	$157,706

EBITDA is earnings (net income/loss) before interest, taxes, depreciation and amortization. The method of calculating EBITDA is consistent with the definition contained in the Foothill Facility and the Indenture. Readers of financial statements frequently consider EBITDA a useful tool in evaluating a company’s performance. Therefore, the Company believes that inclusion of EBITDA is useful supplemental information. However, EBITDA is not a measure of true cash flow since it does not incorporate changes of other assets or liabilities that may generate or require cash. EBITDA is not a generally accepted accounting measure. See Management’s Discussion and Analysis of Financial Condition and Results of Operations for reconciliation of a GAAP financial measure to EBITDA per the requirements of Regulation G. Long-Lived assets include property, plant and equipment and goodwill.

10.     Commitments and Contingencies

At June 30, 2003, the Foothill Facility contained a sublimit to support the issuance of letters of credit in the amount of $3.0 million. At June 30, 2003, letters of credit outstanding amounted to $0.4 million.

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

The Company and its representatives may from time to time make written or oral statements, including statements contained in the Company’s filings with the Securities and Exchange Commission (“SEC”) and in its reporting to customers, which constitute or contain “forward-looking” statements as that term is defined in the Private Securities Litigation Reform Act of 1995 or the SEC in its rules, regulations and releases.

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

	QUARTER ENDED		SIX MONTHS ENDED

	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	77.7	77.2	78.8	77.0

Gross profit	22.3	22.8	21.2	23.0
Selling, general and administrative expenses	13.3	14.3	13.6	15.0

Income from operations	9.0	8.5	7.6	8.0
Interest expense	(9.9)	(10.0)	(9.6)	(10.6)
Interest income	—	—	—	—
Other income (expense), net	—	(1.3)	1.4	(0.7)

Loss before provision for income taxes	(0.9)	(2.8)	(0.6)	(3.3)
Provision for income taxes	0.6	0.6	0.9	0.8

Loss before cumulative effect of a change in accounting principle	(1.5)	(3.4)	(1.5)	(4.1)
Cumulative effect of a change in accounting principle	—	—	—	(40.7)

Net loss	(1.5)%	(3.4)%	(1.5)%	(44.8)%

Three Months Ended June 30, 2003

Net sales for the second quarter of 2003 decreased $1.0 million or 1.9% compared to the same period in 2002. In North America, net sales decreased $2.7 million or 8.1% compared to the net sales in the second quarter of 2002 due principally to a decline in well drilling activity as a result of above average rainfall and flooding experienced in the mid-Atlantic and mid-Western regions of the U.S. Net sales in Europe increased $1.7 million or 9.6% due principally to the strengthening of the Euro against the U.S. dollar. If the value of the Euro had remained at the average level of the second quarter of 2002, reported net sales in Europe for the second quarter of 2003 would have decreased $2.0 million or 11.1% from the second quarter of 2002.

Gross profit for the second quarter of 2003 decreased $0.5 million or 3.9% from the second quarter of 2002. As a percentage of net sales, the gross profit percentage decreased to 22.3% in 2003 from 22.8% in 2002. This decrease was due principally to the higher proportion of net sales from the Company’s European operations and increased steel costs in Europe.

Selling, general and administrative expenses for the second quarter of 2003 decreased by $0.6 million or 8.5% compared to 2002. The decrease is principally attributable to one-time compensation costs incurred in the second quarter of 2002.

Other, net increased $0.6 million when compared to 2002. During the second quarter of 2002, currency exchange losses of $0.7 million were recorded by the Company’s European operations as a result of the strengthening of the Euro versus the U.S. dollar. By comparison, during the second quarter of 2003, the Company recorded currency exchange losses of $0.1 million.

Income taxes during the second quarter of 2003 decreased $0.1 million as compared to 2002 reflecting estimated full year tax rates in the Company’s European operations. During 2002, management decided to discontinue the recognition of tax benefits associated with pre-tax losses from the Company’s U.S. operations. Net deferred tax assets recognized on the Company’s balance sheet continue to require management’s evaluation as to their realization. Although realization is not assured, management believes it is more likely than not that the net deferred tax assets will be realized. The amount expected to be realized is based upon estimates derived from tax planning strategies which the Company believes are currently prudent and feasible. A valuation allowance has been provided for certain net operating loss carryforwards, as it is more likely than not that the related deferred tax assets for these carryforwards will not be realized.

The net loss for the second quarter of 2003 of $0.7 million compares to a net loss in the second quarter of 2002 of $1.8 million. The change was principally due to the one-time compensation costs and the currency exchange losses incurred in the second quarter last year that did not occur in 2003.

Earnings before interest expense, taxes, depreciation and amortization (EBITDA) for the second quarter of 2003 were $6.6 million, an increase of $0.9 million compared to the second quarter of 2002. As a percentage of net sales, EBITDA increased to 13.1 % in 2003 from 11.2 % in 2002. The method of calculating EBITDA is consistent with the definition contained in the Foothill Facility and the Indenture. Readers of financial statements frequently consider EBITDA a useful tool in evaluating a company’s performance. Therefore, the Company believes that inclusion of EBITDA is useful supplemental information. However, EBITDA is not a measure of true cash flow since it does not incorporate changes of other assets or liabilities that may generate or require cash. EBITDA is not a generally accepted accounting measure. The following table illustrates the calculation of EBITDA (in thousands):

	Quarter Ended		Six Months Ended

	June 30,	June 30,	June 30,		June 30,
	2003	2002	2003		2002

Net loss	$(715)	$(1,754)	$(1,497	)(B)	$(41,881)
Cumulative effect of a change in accounting principle	—	—	—		38,087
Interest expense	4,960	5,115	9,686		9,923
Depreciation and amortization (A)	2,047	2,005	4,137		4,000
Provision for income taxes	277	348	940		809

EBITDA	$6,569	$5,714	$13,266		$10,938

(A)	Cash flow statement denotes $4,637 and $4,450 for the six months 2003 and 2002, respectively. These amounts include amortization of deferred finance costs which are presented as part of interest expense on the Company’s Condensed Consolidated Statement of Operations.

(B)	Includes gain on purchase of senior subordinated notes of $1,513.

Six Months Ended June 30, 2003

Net sales for the first six months of 2003 increased $7.6 million or 8.1% as compared to the first six months of 2002. In North America, net sales declined $2.5 million or 4.0% due principally to the second quarter decline in well drilling activity. Net sales in Europe increased $10.1 million or 32.6% compared to the first six months of 2002 due to the strengthening of the Euro and stronger sales performance. If the value of the Euro had remained at the average level of 2002, reported net sales in Europe for the six month period of 2003 would have increased $2.6 million or 8.4%.

Gross profit for the first six months of 2003 decreased by $0.1 million or 0.5% as compared to the same period in 2002. Gross profit as a percentage to net sales decreased to 21.2% in 2003 from 23.0% in 2002. This decrease was due principally to the higher proportion of net sales from the Company’s European operations and increased steel costs in North America and Europe.

Selling, General and Administrative expenses for the first six months of 2003 of $13.8 million decreased modestly by $0.2 million or 1.5% compared to the first six months of 2002. The strengthening of the Euro versus the U.S. dollar in 2003 largely offset the one-time compensation costs incurred during the second quarter of 2002.

Other income, net increased $2.1 million in comparison to 2002. The increase was principally due to the gain of $1.5 million recorded on the extinguishment of a portion of the Company’s senior subordinated notes and the currency exchange losses incurred in 2002 that did not occur in 2003.

Income taxes during the first six months of 2003 increased $0.1 million as compared to 2002 reflecting estimated full year effective tax rates in the Company’s European operations. During 2002, management decided to discontinue the recognition of tax benefits associated with pre-tax losses from the Company’s U.S. operations. Net deferred tax assets recognized on the Company’s balance sheet continue to require management’s evaluation as to their realization. Although realization is not assured, management believes it is more likely than not that the net deferred tax assets will be realized. The amount expected to be realized is based upon estimates derived from tax planning strategies which the Company believes are currently prudent and feasible. A valuation allowance has been provided for certain net operating loss carryforwards, as it is more likely than not that the related deferred tax assets for these carryforwards will not be realized.

The net loss for the first six months of 2003 of $1.5 million compares to a net loss in the first six months of 2002 of $41.9 million. The change was principally due to the goodwill impairment charge of $38.1 million recorded in the first quarter of 2002.

Earnings before interest expense, taxes, depreciation and amortization (EBITDA) for the first six months of 2003 increased $2.4 million to $13.3 million compared to $10.9 million for the first six months of 2002. The increase was principally the result of the gain of $1.5 million recorded on the extinguishment of a portion of the Company’s senior subordinated notes and $0.7 million of currency exchange losses incurred by the Company’s European operations in 2002.

Liquidity and Capital Resources

As of June 30, 2003, the Company’s operating capital (defined as accounts receivable and inventory, less accounts payable) increased $0.5 million from $28.4 million at December 31, 2002 to $28.9 at June 30, 2003. Accounts receivable and inventories increased $3.3 million and $1.1 million, respectively while accounts payable increased $3.9 million consistent with seasonal operating levels principally in the Company’s water systems and cylinder businesses as well as the impact of the strengthening Euro on the translation of results at the Company’s European operations.

For the six months of 2003, net cash used in operations of $4.0 million was $1.0 million less than the first six months of 2002 due principally to a lower net loss and lower cash interest expense. Cash provided by financing activities during the six months ended June 2003 decreased approximately $2.2 million due to a lower working capital (defined as current assets less current liabilities) position.

The Company is a party to two credit facilities: a $42.5 million senior first-priority secured credit facility arranged by Foothill Capital Corporation (the “Foothill Facility”) and a $25.0 million senior second-priority secured credit facility with affiliates of The Cypress Group L.L.C. (the “Cypress Facility”).

The Foothill Facility provides the Company (i) a term loan facility consisting of a five-year Term A loan, $8.1 million at June 30, 2003, bearing interest at LIBOR plus 3.5%, and a three-year Term B loan, $5.9 million as of June 30, 2003, bearing interest at the greater of the Wells Fargo

Reference Rate (approximates the prime rate) plus 3.5% or 9.25%, (collectively the “Term Loans”) and (ii) a five-year Revolving Credit Facility, bearing interest at LIBOR plus 2.5% or the Wells Fargo Reference Rate plus 0.5%, providing the lesser of (a) $35.0 million less the aggregate outstanding principal amount of the Term A loan less letter of credit usage and (b) borrowing base less letter of credit usage. At June 30, 2003, total availability and aggregate borrowings under the Revolving Credit Facility were $12.3 million and $8.8 million, respectively.

The Cypress Facility consists of a single original issue term loan of $25.0 million (the “Term Loan C”). The Term Loan C, $28.7 million as of June 30, 2003, has a five-year maturity and bears Pay-In-Kind (PIK) interest fixed at 12% per annum paid quarterly, which at the lenders option can be paid in common stock of the Company. In addition, 60,000 warrants with an exercise price of $0.01 were issued under the Cypress facility. The Company expects that the effective interest rate will be greater than 12% given the additional interest expense associated with the warrants.

Under the terms of the Foothill Facility and Cypress Facility, the Company, as of June 30, 2003, was required to comply, and was in compliance, with the affirmative and negative covenants and restrictions.

In November 1996, the Company issued, under a Note Indenture Agreement (the “Agreement”), $115.0 million of Senior Subordinated Notes due 2006 (the “Notes”) of which $112.4 million was outstanding as of June 30, 2003. The Notes are unsecured obligations of the Company. The Notes bear interest at the rate of 10.625% per annum payable semi-annually on each June 30 and December 31. The Notes are redeemable at the option of the Company on or after December 31, 2001. From and after December 31, 2001, the Notes will be subject to redemption at the option of the Company, in whole or in part, at various redemption prices, declining from 105.313% of the principal amount to par on and after December 31, 2003. Upon a “Change of Control” (as defined in the Indenture), each Note holder has the right to require the Company to repurchase such holder’s Notes at a purchase price of 101% of the principal amount plus accrued interest. The Notes Indenture contains certain affirmative and negative covenants and restrictions. As of June 30, 2003, the Company is in compliance with the various covenants.

In March 2003, the Company purchased a portion of the Notes with a face value of $2.6 million. The purchase was financed through the issuance of additional Term C debt of $1.1 million. The extinguishment resulted in a gain of $1.5 million that was included in Other, net on the Company’s Condensed Consolidated Statement of Operations. The Company and/or affiliates of the Company, including entities related to Cypress may continue, from time to time, to purchase the Notes previously issued by the Company in the open market or by other means.

The Company intends to fund its future working capital, capital expenditures and debt service requirements through cash flows generated from operations and borrowings under the Foothill Facility. Management believes that cash generated from operations, together with borrowings available under the Foothill Facility, will be sufficient to meet the Company’s working capital and capital expenditure needs in the foreseeable future. The Company may consider other options available to it in connection with funding future working capital and capital expenditure needs, including the issuance of additional debt and equity securities.

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

Item 4.      Controls and Procedures

Evaluation of Disclosure Controls and Procedures

On June 30, 2003, the Company, under the supervision and with the participation of its management, including its principal executive officer and principal financial officer, performed an evaluation of the Company’s disclosure controls and procedures, as required by Securities Exchange Act Rule 13a-15. Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that such disclosure controls and procedures are effective to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to them, particularly during the period for which the periodic reports are being prepared.

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

None.

Item 3.      Defaults Upon Senior Securities

None.

Item 4.      Submission of Matters to a Vote of Security Holders

None.

Item 5.      Other Information

None.

Item 6.      Exhibits and Reports on Form 8-K

(a)	Exhibits:

	31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

	31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 (a) under the Securities Exchange Act of 1934.

	32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K:

No reports on Form 8-K were filed during the period covered by this report.

AMTROL INC. AND SUBSIDIARIES

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMTROL INC.

Date: August 13, 2003	By:	/s/ALBERT D. INDELICATO

Albert D. Indelicato,
President, Chairman of the Board,
Chief Executive Officer and Director

Date: August 13, 2003	By:	/s/LARRY T. GUILLEMETTE

Larry T. Guillemette,
Executive Vice President,
Chief Financial Officer and
Treasurer