Form 10-Q
period 2003-09-30
AMTROL INC /RI/
filed 2003-11-14
CIK 853547

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition period from _____________ to _____________

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: $.01 Par Value: 100 shares of Common stock as of November 14, 2003.

AMTROL INC. AND SUBSIDIARIES

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2003

AMTROL INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands)

	Unaudited
	September 30, 2003	December 31, 2002

ASSETS
Current Assets:
Cash and cash equivalents	$1,650	$1,797
Accounts receivable, less allowance for doubtful accounts	30,740	29,765
Inventories	25,632	22,445
Tax refund receivable	1,739	2,233
Deferred income taxes - short-term	1,681	1,681
Prepaid expenses and other	1,661	1,357

Total current assets	63,103	59,278

Property, Plant and Equipment, Net	35,262	38,501
Other Assets:
Goodwill	119,205	119,205
Deferred financing costs	3,437	4,186
Deferred income taxes - long-term	7,267	7,267
Other	1,645	1,227

Total other assets	131,554	131,885

	$229,919	$229,664

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$2,957	$2,957
Notes payable to banks	9,907	6,923
Accounts payable	24,693	23,826
Accrued expenses	10,086	16,773
Accrued interest	3,100	203
Accrued income taxes	1,884	719

Total current liabilities	52,627	51,401

Other Noncurrent Liabilities	4,355	4,023
Long Term Debt, Less Current Maturities	159,021	158,391
Shareholders’ Equity:
Capital stock $.01 par value - authorized 1,000 shares, 100 shares issued	—	—
Additional paid-in capital	99,273	99,273
Accumulated deficit	(85,157)	(81,393)
Accumulated other comprehensive loss	(200)	(2,031)

Total shareholders’ equity	13,916	15,849

	$229,919	$229,664

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMTROL INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited - in thousands)

	QUARTER ENDED		NINE MONTHS ENDED

	September 30, 2003	September 30, 2002	September 30, 2003	September 30, 2002

Net sales	$46,370	$47,381	$147,647	$141,046
Cost of goods sold	36,236	35,881	116,039	107,967

Gross profit	10,134	11,500	31,608	33,079
Operating expenses:
Selling, general and administrative	7,258	7,043	21,079	21,077

Income from operations	2,876	4,457	10,529	12,002
Other income (expense):
Interest expense	(5,012)	(4,983)	(14,698)	(14,906)
Interest income	6	14	40	43
Other, net	7	8	1,449	(628)

Loss before provision for income taxes	(2,123)	(504)	(2,680)	(3,489)
Provision for income taxes	144	526	1,084	1,335

Loss before cumulative effect of a change in accounting principle	(2,267)	(1,030)	(3,764)	(4,824)
Cumulative effect of a change in accounting principle	0	0	0	(38,087)

Net loss	$(2,267)	$(1,030)	$(3,764)	$(42,911)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMTROL INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Shareholders’ Equity
(Unaudited - in thousands)

Nine Months Ended September 30, 2003

				Accumulated Other
		Additional Paid-in	Accumulated	Comprehensive	Comprehensive
	Common Stock	Capital	Deficit	Income (Loss)	Income (Loss)

Balance, December 31, 2002	$—	$99,273	$(81,393)	$(2,031)	$—
Net loss	—	—	(782)	—	(782)
Derivative instrument valuation adjustment	—	—	—	73	73
Currency translation adjustment	—	—	—	185	185

Balance, March 31, 2003	—	99,273	(82,175)	(1,773)	(524)
Net loss	—	—	(715)	—	(715)
Derivative instrument valuation adjustment	—	—	—	78	78
Currency translation adjustment	—	—	—	1,279	1,279

Balance, June 30, 2003	—	99,273	(82,890)	(416)	118
Net loss	—	—	(2,267)	—	(2,267)
Derivative instrument valuation adjustment	—	—	—	85	85
Currency translation adjustment	—	—	—	131	131

Balance, September 30, 2003	$—	$99,273	$(85,157)	$(200)	$(1,933)

Nine Months Ended September 30, 2002

				Accumulated Other
		Additional Paid-in	Accumulated	Comprehensive	Comprehensive
	Common Stock	Capital	Deficit	Income (Loss)	Income (Loss)

Balance, December 31, 2001	$—	$99,273	$(36,064)	$(4,990)	$—
Net loss			(2,040)		(2,040)
Derivative instrument valuation adjustment	—	—	—	304	304
Currency translation adjustment	—	—	—	(262)	(262)

Balance, March 31, 2002	—	99,273	(38,104)	(4,948)	(1,998)
Net loss	—	—	(1,754)	—	(1,754)
Derivative instrument valuation adjustment	—	—	—	204	204
Currency translation adjustment	—	—	—	2,394	2,394

Balance, June 30, 2002	—	99,273	(39,858)	(2,350)	(1,154)
Net loss	—	—	(1,030)	—	(1,030)
Derivative instrument valuation adjustment	—	—	—	(407)	(407)
Currency translation adjustment	—	—	—	(316)	(316)

Balance, September 30, 2002	$—	$99,273	$(40,888)	$(3,073)	$(2,907)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMTROL INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited - in thousands)

	NINE MONTHS ENDED

	September 30, 2003	September 30, 2002

Cash Flows Provided by (Used in) Operating Activities:
Net loss	$(3,764)	$(42,911)
Cumulative effect of a change in accounting principle	—	38,087
Adjustments to reconcile net loss to net cash provided by (used in) operating activities -
Depreciation and amortization	6,883	6,622
Provision for losses on accounts receivable	55	95
Gain on purchase of senior subordinated notes	(1,513)	—
Changes in operating assets and liabilities	(2,698)	320

Net cash provided by (used in) operating activities	(1,037)	2,213

Cash Flows Used in Investing Activities:
Capital expenditures	(1,678)	(1,924)

Net cash used in investing activities	(1,678)	(1,924)

Cash Flows Provided by (Used in) Financing Activities:
Repayment of debt	(109,234)	(113,505)
Issuance of debt	111,605	112,193

Net cash provided by (used in) financing activities	2,371	(1,312)

Net Decrease in Cash and Cash Equivalents	(344)	(1,023)
Effect of exchange rate changes on cash and cash equivalents	197	40
Cash and Cash Equivalents, beginning of period	1,797	983

Cash and Cash Equivalents, end of period	$1,650	$—

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

The Company generally recognizes revenue upon shipment of its products to customers net of applicable provisions for discounts and allowances. Allowances for cash discounts and volume rebates, among others, are recorded as a reduction to revenue at the time of sale based upon the estimated future outcome. Cash discounts and volume rebates are based upon certain percentages and sales targets agreed to with the Company’s customers, which are typically earned by the customers over an annual period. At September 30, 2003 and 2002, the Company had accrued $3.0 million for such volume allowances. These amounts are included in accrued expenses in the accompanying condensed consolidated balance sheets.

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

As part of the Company's regular review of its warranty reserve at September 30, 2003, the Company increased its warranty reserve by $0.7 million. This was due to higher than anticipated level of warranty returns associated with its limited lifetime products during the current period.

The following chart illustrates the changes in the Company’s warranty reserve during the latest nine month period:

(in thousands)	Consolidated

Balance, December 31, 2002	$2,367
Warranties issued during 2003	1,420
Claims	(1,420)
Change in estimate	719

Balance, September 30, 2003	$3,086

Goodwill

Goodwill represents the excess of acquisition costs over the estimated fair value of the net assets acquired. In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires that amortization of goodwill cease and that the Company evaluate the recoverability of goodwill and other intangible assets annually, or more frequently if events or changes in circumstances, such as a decline in sales, earnings or cash flows, or material adverse changes in the business climate, indicate that the carrying value of an asset might be impaired. Goodwill is considered to be impaired when the net book value of a reporting unit exceeds its estimated fair value. Fair values are established using a discounted cash flow methodology (specifically, the income approach). The determination of discounted cash flows is based on the Company’s strategic plans and long-range forecasts. The revenue growth rates included in the forecasts are the Company’s best estimates based on current and anticipated market conditions, and the profit margin assumptions are projected based on the current and anticipated costs structures. In accordance with the SFAS No. 142 transition procedures, the Company recorded a goodwill impairment charge in the first quarter of 2002 for the cumulative effect of a change in accounting principle of $38.1 million upon adoption of SFAS No. 142, as further described in Note 5.

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

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (“FIN 46”). FIN 46 clarifies the application of ARB No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003 and to existing variable interest entities no later than the end of the first reporting period ending after December 15, 2003. The Company believes the impact of adopting FIN 46 will not have a material effect on its consolidated financial statements.

4.     Long-Term Debt

Revolving Credit and Term Loans

The Company is a party to two credit facilities: a $42.5 million senior first-priority secured credit facility arranged by Foothill Capital Corporation (the “Foothill Facility”) and a senior second-priority secured credit facility with affiliates of The Cypress Group L.L.C. (the “Cypress Facility”).

The Foothill Facility provides the Company with (i) a term loan facility consisting of a five-year Term A loan, $7.7 million at September 30, 2003, bearing interest at LIBOR plus 3.5%, and a three-year Term B loan, $5.6 million as of September 30, 2003, bearing interest at the greater of the Wells Fargo Reference Rate (approximates the prime rate) plus 3.5% or 9.25%, (collectively the “Term Loans”) and (ii) a five-year Revolving Credit Facility, bearing interest at LIBOR plus 2.5% or the Wells Fargo Reference Rate plus 0.5%, providing the lesser of (a) $35.0 million less the aggregate outstanding principal amount of the Term A loan less letter of credit usage and (b) borrowing base less letter of credit usage. At September 30, 2003, total availability and aggregate borrowings under the Revolving Credit Facility were $12.4 million and $6.5 million, respectively.

The Cypress Facility consists of an original issue term loan of $25.0 million with additional issuances representing accreted interest and one additional issuance described below (collectively, “Term Loan C”). The Term Loan C has a maturity date of December 26, 2006 and bears Payment-In-Kind (PIK) interest fixed at 12% per annum paid quarterly, which at the lenders option can be paid in common stock of the Company. In addition, 60,000 warrants with an exercise price of $0.01 were issued under the Cypress facility. The Company expects that the effective interest rate will be greater than 12% given the additional interest expense associated with the warrants. At September 30, 2003, the aggregate borrowings under the Cypress Facility, net of original issue discount, were $29.8 million.

Under the terms of the Foothill Facility and Cypress Facility, the Company, as of September 30, 2003, was required to comply, and was in compliance, with the affirmative and negative covenants and restrictions.

Senior Subordinated Notes

The Company issued $115.0 million of Senior Subordinated Notes due 2006 (the “Notes”) of which $112.4 million was outstanding as of September 30, 2003. The Notes are unsecured obligations of the Company issued pursuant to the Note Indenture Agreement (the “Indenture”). The Notes bear interest at a rate of 10.625% per annum that is payable semi-annually on each June 30 and December 31.

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

In March 2003, the Company purchased a portion of the Notes with a face value of $2.6 million. The purchase was financed through the issuance of additional Term Loan C debt of $1.1 million. The extinguishment resulted in a gain of $1.5 million that was included in Other, net on the Company’s Condensed Consolidated Statement of Operations. The Company and/or affiliates of the Company, including entities related to Cypress may continue, from time to time, to purchase the Notes previously issued by the Company in the open market or by other means. As of September 30, 2003, Cypress held Notes with a face value of $11.7 million.

The Indenture contains certain affirmative and negative covenants and restrictions. As of September 30, 2003, the Company was in compliance with the various covenants.

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

6.     Inventories

Inventories are stated at the lower of cost or market and were as follows (in thousands):

	September 30,	December 31,
	2003	2002

Raw materials and work in process	$15,725	$12,860
Finished goods	9,907	9,585

	$25,632	$22,445

7.     Accounting for Derivative Instruments and Hedging Activities

The Company has an interest rate swap contract and an interest rate cap (the “Contract”) outstanding as of September 30, 2003, with an initial notional amount of $15 million. Under this arrangement, which will mature on June 30, 2004, the Company receives the 90-day LIBOR rate and pays a fixed rate of 4.60% for the period from January 1, 2001 through maturity, unless LIBOR increases to 7.1%. If LIBOR increases to 7.1%, then the Company continues to receive the 90-day LIBOR rate but now pays the 90-day LIBOR rate for all subsequent periods capped at a maximum of 7.1%. The LIBOR rate has not exceeded 7.1% since inception of the Contract. The Contract was designated as a cash flow hedge of variable future cash flows associated with the Foothill Facility Term Loan A and B Debt.

As of September 30, 2003, the fair value of the instrument ($0.1 million) was recorded in other noncurrent liabilities with a corresponding entry to accumulated other comprehensive loss. Subsequent changes in the fair value of the swap will be recorded through accumulated other comprehensive loss (except for changes related to ineffectiveness, which will be recorded through net income). The Company does not currently anticipate any material ineffectiveness under the hedge for 2003.

During the nine months ended September 30, 2003, the Company purchased forward contracts to hedge its foreign currency exposures, which relate primarily to its operations in Portugal. A portion of revenues from the Company’s Portuguese operations were denominated in non-Euro based currencies so as the Euro strengthened, the non-Euro denominated receivables lost value. In order to mitigate any currency exchange losses against future receivables, the Company’s Portuguese operations expanded its use of forward contracts, which are generally three months in duration, to hedge against the currency movements of U.S. Dollar and British Pound currencies. At September 30, 2003, the Company’s Portuguese operations had forward contracts for the purchase of 1.3 million U.S. Dollars and 0.4 million British Pounds with due dates ranging from October 2003 through December 2003. The value of these forward contracts was immaterial.

8.     Provision for Income Taxes

The effective income tax rates used in the interim consolidated financial statements are estimates of the full year’s rates. The Company has recorded a provision on its Portugese operations. Net deferred tax assets recognized on the Company’s balance sheet continue to require management’s evaluation as to their realization. Although realization is not assured, management believes it is more likely than not that the net deferred tax assets will be realized. The amount expected to be realized is based upon estimates derived from tax planning strategies which the Company believes are currently prudent and feasible. A valuation allowance has been provided for certain net operating loss carryforwards, as it is more likely than not that the related deferred tax assets for these carryforwards will not be realized. Additions to the valuation allowance may be required in the event that estimates are changed.

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

The primary criteria by which financial performance is evaluated and resources are allocated include net sales and income from operations. The following is a summary of key financial data by segment:

	Quarter Ended		Nine Months Ended

	Sept 30, 2003	Sept 30, 2002	Sept 30, 2003	Sept 30, 2002

Net Sales to external customers
North America
US	$26,475	$30,315	$83,670	$90,318
Other	2,102	1,451	4,952	4,026
Europe
Portugal	13,926	13,084	49,243	39,946
Other	3,867	2,531	9,782	6,756

Consolidated	$46,370	$47,381	$147,647	$141,046

Income from operations
North America	$2,690	$3,310	$8,051	$8,724
Europe	186	1,147	2,478	3,278

Consolidated	$2,876	$4,457	$10,529	$12,002

EBITDA
North America	$3,936	$4,528	$13,381	$12,497
Europe	951	1,895	4,772	4,864

Consolidated	$4,887	$6,423	$18,153	$17,361

	September 30,	December 31,
	2003	2002

Long-lived assets
North America
US	$116,514	$119,266
Other	9	4
Europe
Portugal	31,841	32,441
Other	6,103	5,995

Consolidated	$154,467	$157,706

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

10.     Commitments and Contingencies

At September 30, 2003, the Foothill Facility contained a sublimit to support the issuance of letters of credit in the amount of $3.0 million. At September 30, 2003, letters of credit outstanding amounted to $0.4 million.

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

	QUARTER ENDED		NINE MONTHS ENDED

	September 30,	September 30,	September 30,	September 30,
	2003	2002	2003	2002

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	78.1	75.7	78.6	76.5

Gross profit	21.9	24.3	21.4	23.5
Selling, general and administrative expenses	15.7	14.9	14.3	14.9

Income from operations	6.2	9.4	7.1	8.6
Interest expense	(10.8)	(10.5)	(10.0)	(10.6)
Interest income		—	—	—
Other income (expense), net	—	—	1.0	(0.4)

Loss before provision for income taxes	(4.6)	(1.1)	(1.9)	(2.4)
Provision for income taxes	0.3	1.1	0.7	1.0

Loss before cumulative effect of a change in accounting principle	(4.9)	(2.2)	(2.6)	(3.4)
Cumulative effect of a change in accounting principle	—	—	—	(27.0)

Net loss	(4.9)%	(2.2)%	(2.6)%	(30.4)%

Three Months Ended September 30, 2003

Net sales for the third quarter of 2003 decreased $1.0 million or 2.1% compared to the same period in 2002. In North America, net sales decreased $3.2 million or 10.0% compared to the net sales in the third quarter of 2002 due principally to declines in sales of well tanks and disposable cylinders. The decline in well tank sales is attributable primarily to well drilling delays caused by heavy rainfall and flooding in portions of the Southeast, Mid-Atlantic and upper-Midwest states. The decline in disposable cylinder sales is attributable to a temporary production disruption during the third quarter at a major customer’s facility. Production resumed at the customer’s facility early in the fourth quarter. Net sales in Europe increased $2.2 million or 13.9% due principally to the strengthening of the Euro against the U.S. dollar. If the value of the Euro had remained at the average level of the third quarter of 2002, reported net sales in Europe for the third quarter of 2003 would be substantially unchanged as compared to the third quarter of 2002.

Gross profit for the third quarter of 2003 decreased $1.4 million or 11.9% from the third quarter of 2002. As a percentage of net sales, the gross profit percentage decreased to 21.9% in 2003 from 24.3% in 2002. This decrease was due principally to the higher proportion of lower margin sales from the Company’s European operations and increased steel costs in Europe.

Selling, general and administrative expenses for the third quarter of 2003 increased by $0.2 million or 3.1% compared to 2002. The increase is principally attributable to the strengthening of the Euro against the U.S. dollar.

Other, net was substantially unchanged when compared to 2002.

Income taxes during the third quarter of 2003 decreased $0.4 million as compared to 2002 reflecting decreased operating profits in the Company’s European operations. During 2002, management decided to discontinue the recognition of tax benefits associated with pre-tax losses from the Company’s U.S. operations. Net deferred tax assets recognized on the Company’s balance sheet continue to require management’s evaluation as to their realization. Although realization is not assured, management believes it is more likely than not that the net deferred tax assets will be realized. The amount expected to be realized is based upon estimates derived from tax planning strategies which the Company believes are currently prudent and feasible. A valuation allowance has been provided for certain net operating loss carryforwards, as it is more likely than not that the related deferred tax assets for these carryforwards will not be realized.

The net loss for the third quarter of 2003 of $2.3 million compares to a net loss in the third quarter of 2002 of $1.0 million. The change was principally due to the higher proportion of lower margin sales from the Company’s European operations and increased steel costs in Europe.

Earnings before interest expense, taxes, depreciation and amortization (EBITDA) for the third quarter of 2003 were $4.9 million, a decrease of $1.5 million compared to the third quarter of 2002. As a percentage of net sales, EBITDA decreased to 10.5% in 2003 from 13.6% in 2002. The method of calculating EBITDA is consistent with the definition contained in the Foothill Facility and the Indenture. Readers of financial statements frequently consider EBITDA a useful tool in evaluating a company’s performance. Therefore, the Company believes that inclusion of EBITDA is useful supplemental information. However, EBITDA is not a measure of true cash flow since it does not incorporate changes of other assets or liabilities that may generate or require cash. EBITDA is not a generally accepted accounting measure. The following table illustrates the calculation of EBITDA (in thousands):

	Quarter Ended		Nine Months Ended

	Sept 30,	Sept 30,	Sept 30,			Sept 30,
	2003	2002	2003			2002

Net loss	$(2,267)	$(1,030)	$(3,764)	(B	)	$(42,911)
Cumulative effect of a change in accounting principle	—	—	—			38,087
Interest expense	5,012	4,983	14,698			14,906
Depreciation and amortization (A)	1,998	1,944	6,135			5,944
Provision for income taxes	144	526	1,084			1,335

EBITDA	$4,887	$6,423	$18,153			$17,361

(A)	Cash flow statement denotes $6,883 and $6,622 for the nine months ending September 30, 2003 and 2002, respectively. These amounts include amortization of deferred finance costs which are presented as part of interest expense on the Company’s Condensed Consolidated Statement of Operations.

(B)	Includes gain on purchase of senior subordinated notes of $1,513.

Nine Months Ended September 30, 2003

Net sales for the first nine months of 2003 increased $6.6 million or 4.7% as compared to the first nine months of 2002. In North America, net sales declined $5.7 million or 6.1% due principally to declines in sales of well tanks and disposable cylinders described earlier. Net sales in Europe increased $12.3 million or 26.4% compared to the first nine months of 2002 due to stronger sales performance and the strengthening of the Euro. If the value of the Euro had remained at the average level of 2002, reported net sales in Europe for the nine month period of 2003 would have increased $2.6 million or 5.6%.

Gross profit for the first nine months of 2003 decreased by $1.5 million or 4.5% as compared to the same period in 2002. Gross profit as a percentage to net sales decreased to 21.4% in 2003 from 23.5% in 2002. This decrease was due principally to the higher proportion of lower margin sales from the Company’s European operations and increased steel costs in North America and Europe.

Selling, General and Administrative expenses for the first nine months of 2003 of $21.1 million was substantially unchanged as compared to the first nine months of 2002. The strengthening of the Euro versus the U.S. dollar in 2003 largely offset certain one-time compensation costs incurred during the second quarter of 2002.

Other income, net increased $2.1 million in comparison to 2002. The increase was principally due to the gain of $1.5 million in 2003 recorded on the extinguishment of a portion of the Company’s senior subordinated notes and the currency exchange losses ($0.6 million) incurred in 2002 that did not occur in 2003.

Income taxes during the first nine months of 2003 decreased $0.3 million as compared to 2002 reflecting estimated full year effective tax rates in the Company’s European operations. During 2002, management decided to discontinue the recognition of tax benefits associated with pre-tax losses from the Company’s U.S. operations. Net deferred tax assets recognized on the Company’s balance sheet continue to require management’s evaluation as to their realization. Although realization is not assured, management believes it is more likely than not that the net deferred tax assets will be realized. The amount expected to be realized is based upon estimates derived from tax planning strategies which the Company believes are currently prudent and feasible. A valuation allowance has been provided for certain net operating loss carryforwards, as it is more likely than not that the related deferred tax assets for these carryforwards will not be realized.

The net loss for the first nine months of 2003 of $3.8 million compares to a net loss in the first nine months of 2002 of $42.9 million. The change was principally due to the goodwill impairment charge of $38.1 million recorded in the first quarter of 2002.

Earnings before interest expense, taxes, depreciation and amortization (EBITDA) for the first nine months of 2003 increased $0.8 million to $18.2 million compared to $17.4 million for the first nine months of 2002. The increase was principally the result of the gain of $1.5 million recorded on the extinguishment of a portion of the Company’s senior subordinated notes and $0.6 million of currency exchange losses incurred by the Company’s European operations in 2002 offset by a higher proportion of lower margin sales from the Company’s European operations and increased steel costs in Europe.

Liquidity and Capital Resources

As of September 30, 2003, the Company’s operating capital (defined as accounts receivable and inventory, less accounts payable) increased $3.3 million from $28.4 million at December 31, 2002 to $31.7 at September 30, 2003. Accounts receivable and inventories increased $1.0 million and $3.2 million, respectively while accounts payable increased $0.9 million consistent with seasonal operating levels principally in the Company’s water systems and HVAC products as well as the impact of the strengthening Euro on the translation of results at the Company’s European operations.

For the nine months of 2003, net cash used in operations of $1.0 million was $3.3 million greater than the first nine months of 2002 due principally to a greater net loss as well as the impact of an increased working capital position (defined as current assets less current liabilities). Cash provided by financing activities during the nine months ended September 2003 increased approximately $3.7 million due to higher aggregate borrowings under the revolving credit facility and additional issuances under the Cypress Facility as discussed below.

The Company is a party to two credit facilities: a $42.5 million senior first-priority secured credit facility arranged by Foothill Capital Corporation (the “Foothill Facility”) and a senior second-priority secured credit facility with affiliates of The Cypress Group L.L.C. (the “Cypress Facility”).

The Foothill Facility provides the Company (i) a term loan facility consisting of a five-year Term Loan A, $7.7 million at September 30, 2003, bearing interest at LIBOR plus 3.5%, and a three-year Term Loan B, $5.6 million as of September 30, 2003, bearing interest at the greater of the

Wells Fargo Reference Rate (approximates the prime rate) plus 3.5% or 9.25%, (collectively the “Term Loans”) and (ii) a five-year Revolving Credit Facility, bearing interest at LIBOR plus 2.5% or the Wells Fargo Reference Rate plus 0.5%, providing the lesser of (a) $35.0 million less the aggregate outstanding principal amount of the Term Loan A loan less letter of credit usage and (b) borrowing base less letter of credit usage. At September 30, 2003, total availability and aggregate borrowings under the Revolving Credit Facility were $12.4 million and $6.5 million, respectively.

The Cypress Facility consists of an original issue term loan of $25.0 million with additional issuances representing accreted interest and one additional issuance described below (collectively the “Term Loan C”). The Term Loan C has a maturity date of December 26, 2006, and bears Payment-In-Kind (PIK) interest fixed at 12% per annum paid quarterly, which at the lenders option can be paid in common stock of the Company. In addition, 60,000 warrants with an exercise price of $0.01 were issued under the Cypress facility. The Company expects that the effective interest rate will be greater than 12% given the additional interest expense associated with the warrants. At September 30, 2003, aggregate borrowings under the Cypress Facility, net of original issue discount, were $29.8 million.

Under the terms of the Foothill Facility and Cypress Facility, the Company, as of September 30, 2003, was required to comply, and was in compliance, with the affirmative and negative covenants and restrictions.

In November 1996, the Company issued, under a Note Indenture Agreement (the “Agreement”), $115.0 million of Senior Subordinated Notes due 2006 (the “Notes”) of which $112.4 million was outstanding as of September 30, 2003. The Notes are unsecured obligations of the Company. The Notes bear interest at the rate of 10.625% per annum payable semi-annually on each June 30 and December 31. The Notes are redeemable at the option of the Company on or after December 31, 2001. From and after December 31, 2001, the Notes will be subject to redemption at the option of the Company, in whole or in part, at various redemption prices, declining from 105.313% of the principal amount to par on and after December 31, 2003. Upon a “Change of Control” (as defined in the Indenture), each Note holder has the right to require the Company to repurchase such holder’s Notes at a purchase price of 101% of the principal amount plus accrued interest. The Notes Indenture contains certain affirmative and negative covenants and restrictions. As of September 30, 2003, the Company was in compliance with the various covenants.

In March 2003, the Company purchased a portion of the Notes with a face value of $2.6 million. The purchase was financed through the issuance of additional Term Loan C debt of $1.1 million. The extinguishment resulted in a gain of $1.5 million that was included in Other, net on the Company’s Condensed Consolidated Statement of Operations. The Company and/or affiliates of the Company, including entities related to Cypress may continue, from time to time, to purchase the Notes previously issued by the Company in the open market or by other means. As of September 30, 2003 Cypress held Notes with a face value of $11.7 million.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

On September 30, 2003, the Company, under the supervision and with the participation of its management, including its principal executive officer and principal financial officer, performed an evaluation of the Company’s disclosure controls and procedures, as required by Securities Exchange Act Rule 13a-15. Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that such disclosure controls and procedures are effective to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to them, particularly during the period for which the periodic reports are being prepared.

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

AMTROL INC.

Date: November 14, 2003	By:	/s/ALBERT D. INDELICATO

Albert D. Indelicato,
President, Chairman of the Board,
Chief Executive Officer and Director

Date: November 14, 2003	By:	/s/LARRY T. GUILLEMETTE

Larry T. Guillemette,
Executive Vice President,
Chief Financial Officer and
Treasurer