Form 10-K
period 2003-12-31
AMTROL INC /RI/
filed 2004-03-29
CIK 853547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

State the aggregate market value of the Registrant’s voting and non-voting common equity held by non-affiliates as of the last business day of the Registrant’s most recently completed second fiscal quarter: $0

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date: $0.01 Par Value: 100 shares outstanding as of March 29, 2004.

Documents Incorporated by Reference: None

PART I

ITEM 1. BUSINESS

Background

AMTROL Inc., together with its subsidiaries (“AMTROL” or the “Company”), is a leading international designer, manufacturer and marketer of expansion and pressure control products used in water systems applications and selected sectors of the Heating, Ventilation and Air Conditioning (“HVAC”) market. The Company’s principal products include well water accumulators, hot water expansion controls, water treatment products, indirect-fired water heaters and returnable and non-returnable pressure-rated cylinders used primarily to store, transport and dispense refrigerant, heating and cooking gases. Many of these products are based on a technology originated and developed by the Company, involving a pre-pressurized vessel with an internal diaphragm to handle fluids under pressure.

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

Operations

AMTROL is the market leader in the manufacture of its principal products. The Company’s prominence is attributable to the strength of its brand names, product breadth, quality and innovation, as well as its marketing, distribution and manufacturing expertise. In addition, AMTROL’s principal markets are highly replacement oriented, with more than 50% of the Company’s core business coming from replacement sales. Sales can be affected by extreme weather conditions, as well as significant changes in economic circumstances.

One of the Company’s strengths is its brand names, which are among the most widely recognized in its markets. For example, the Company’s EXTROL® brand is widely recognized by customers as the leading hot water expansion control tank. Other well-known brand names of the Company include Well-X-Trol®, Therm-X-Trol®, BoilerMate™, CHAMPION® and Water Worker®. The Company is a recognized technology leader in virtually all of its core product lines. In fact, many of the Company’s major product lines are considered the industry benchmark, a key strategic marketing advantage.

During its 58-year history, AMTROL has established a strong partnership with wholesalers, supporting a broad distribution network serving approximately 1,800 customers throughout North America. The Company’s strong brand recognition and reputation for quality ensure that nearly every significant plumbing, pump specialty and HVAC wholesaler carries at least one line of its products. This facilitates new product introduction, effectively “pulling” the Company’s new products through its distribution system. The Company also offers a broad range of products, which allows the

Company’s customers to consolidate their purchases with the Company and manage inventory more efficiently. These factors have established AMTROL’s products as preferred brands and allow the Company to realize premium pricing on most of its premium branded products.

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

AMTROL NOVA GmbH & Co. K.G. (“AMTROL NOVA”), located in Donaueschingen, Germany, manufactures high-end residential and commercial water heaters which are marketed primarily in Germany, Switzerland and Austria. On February 27, 2004 AMTROL NOVA was sold to DTT NOVA Beteiligungen GmbH & Co. KG. See Footnote 12 in the Company’s Notes to Consolidated Financial Statements for further discussion.

AMTROL Poland Sp z.o.o. (“AMTROL Poland”), located in Swarzedz, Poland refurbishes returnable gas cylinders, primarily for the Polish market. AMTROL Poland also sells new gas cylinders that are fabricated by AMTROL ALFA and shipped in an unfinished condition to AMTROL Poland for finishing and distribution. AMTROL Poland provides the Company with both a favorable manufacturing cost structure and close proximity to the gas cylinder markets in Central and Eastern Europe.

Net sales in geographic regions outside of the United States and Canada, primarily Europe, the Middle East, Africa and the Far East, accounted for 32.0%, 29.0% and 38.2% of the Company’s total net sales in fiscal years 2001, 2002 and 2003, respectively.

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

Indirect-Fired Water Heaters. In response to market demands for both an abundant supply of hot water and energy conservation, the Company offers a line of indirect-fired residential and commercial water heaters, which it manufactures and distributes under the brand name Boiler Mate™. Used in conjunction with a new or existing boiler installed to heat living and work areas, these water heaters offer an alternative to conventional gas and electric potable water heaters and tankless coils. Hot water is generated through the use of heat exchangers and circulators which circulate heated water from the boiler through a coil in the core of the water heater’s reservoir. The Boiler Mate Classic Series™, available in 26 and 41 gallon models, is sold primarily for residential applications. The Boiler Mate Premier Series™, a line of stainless steel models, offers sizes ranging from 60 to 120 gallons for light commercial applications and residential customers who require large amounts of hot water and rapid recovery time. A recent addition to the Company’s offerings, The Boiler Mate Top Down Series™, was the direct result of continuing communication with key customers and installers. These 41 gallon models have the heat exchanger and all piping connections placed at the top for fast installation and easy maintenance.

Pressure-Rated Cylinders

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

In 1999, the Company established AMTROL Poland which refurbishes returnable gas cylinders, primarily for the Polish market. AMTROL Poland also sells new gas cylinders that are fabricated by AMTROL ALFA and shipped in an unfinished condition to AMTROL Poland for finishing and distribution. AMTROL Poland provides the Company with both a favorable manufacturing cost structure and close proximity to the gas cylinder markets in Central and Eastern Europe.

Water Systems Products

AMTROL’s sales of its water systems products consist primarily of water accumulators for residential and commercial well water systems and products for residential water softening and purification.

Well Water Systems. The Company produces and sells well water accumulators for both residential and commercial applications under the brand names Well-X-Trol®, CHAMPION® and VALUE-WELL, as well as under several other brand and private label programs. Virtually all of the well water accumulators sold by the Company incorporate an internally mounted rubber diaphragm that seals an air charge and allows pressure to increase as water fills the plastic-lined vessel. This design serves to control pressure while maintaining the separation of air and water in the vessel, thereby eliminating water logging (absorption of air into water) as well as reducing wear on switches, pump motors and other system components caused by more frequent on/off cycling. A typical well water system consists of a submersible or jet pump located in the well that pumps water to an AMTROL well water accumulator.

The well water accumulator is connected to the plumbing system in order to provide water on demand within a specific range of pressure as controlled by a pressure switch. As the water level and pressure in the vessel decreases, the diaphragm relaxes and the pressure switch causes the pump to cycle until a certain pressure is achieved in the system.

Water Treatment/Filtration Products. The Company offers a range of products to meet increasing global demand for improved water quality and water pressure. The Company manufactures and markets water softeners under the Water Soft™ brand. Other products such as reverse osmosis accumulators and related systems distributed by the Company can improve the quality of both municipal-supplied water and well water. A recent supplement to this product line is the Odor Oxidizer™ hydrogen sulfide removal system. This patented system removes offensive sulfur odor from potable water systems via a proprietary method that uses no chemicals or media. The Company also manufactures and markets products under the brand name AMTROL Pressuriser® that boosts water pressure where available pressure is not adequate.

Distribution and Marketing

The Company’s principal channel of distribution is plumbing, heating and pump specialty wholesalers. The Company maintains its presence in the United States and Canadian wholesale markets through a network of approximately 45 independent manufacturer’s representatives arranging sales on a commission basis, as well as eight salaried direct sales professionals. To service its customers with greater efficiency, the Company has streamlined its representative network and, through consolidation of multiple lines of business, has brought a broader range of products to its wholesalers. The Company also provides certain of its products to the retail channel through its salaried direct sales force.

At its Education Center, which is an integral part of the Company’s marketing organization, and at Company sponsored seminars throughout the United States and selected international locations, the Company provides education and training to wholesalers, contractors and engineers, independent sales representatives and their employees to assist them in understanding the technical aspects of their respective customers’ requirements and the Company’s product lines. As the Company educates contractors and engineers about the benefits of the Company’s products, its products are more effectively “pulled” through its distribution system.

Non-returnable refrigerant pressure-rated cylinders are sold to major chemical companies, which produce and package refrigerant gases, and to independent contractors that purchase bulk refrigerants and fill the cylinders. The Company’s major customers for reusable refrigerant gas cylinders are wholesale distributors who sell the products to service providers and refrigerant recovery equipment manufacturers. AMTROL ALFA’s major customers for reusable cylinders are major European gas companies or their distributors.

With the exception of one cylinder customer to whom global sales were approximately 6.2% of total consolidated net sales, no individual customer represented more than five percent of the Company’s net sales in 2003.

Manufacturing, Raw Materials and Suppliers

The Company manufactures its products primarily at its own facilities, many of which depend on the Company’s expertise in pressure vessel construction. The Company takes advantage of the material economies and precision inherent in deep-draw stamping technology to manufacture products of superior performance and life.

During the second half of 2003, the Company experienced increasing costs for several key raw materials (steel, copper, brass and rubber), energy and freight. The Company acted aggressively to mitigate cost increases whenever possible by developing new sources and through contracted purchases. The Company anticipates that mitigating the impact of rising steel prices and steel availability issues will require active management in 2004.

Emphasis on productivity improvements continued in 2003 via capital expenditures and continuous improvement activities such as Kaizen, Visual Control and One-Piece Flow Initiatives. These techniques allow the Company to identify and eliminate waste in its cost structure.

Quality levels at the Company improved in 2003. Field failures and sales returns experienced notable reductions attributable to the revision of rework policies, stringent enforcement of supplier quality protocols and continuous improvement programs.

In 2003, the Company achieved ISO 9000-2000 certification. This revision to the 1994 ISO standard places heavy emphasis on customer feedback. Many of the new products introduced in 2003 and planned for introduction in 2004 have been derived from the Company’s heightened emphasis on reacting to customer feedback and building customer loyalty.

Emphasis on safety continues to be a primary focus of the Company’s management. In 2003, OSHA Frequency and Severity rates remained stable with three of the four facilities in the Company’s North America segment reporting zero lost time injuries.

The condition at the Company’s facilities and capital equipment are considered good. Capital expenditures in 2003 are anticipated to yield further productivity improvement. As a result, the Company does not anticipate any capacity restraints.

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

Competition

The Company experiences competition from a number of foreign and U.S. competitors in each of its markets. AMTROL and its competitors in the water systems products and HVAC markets compete principally on the basis of technology, quality, service and price.

Employees

As of December 31, 2003, the Company had 550 employees in the United States, none of who were represented by collective bargaining units. In addition, the Company had 1,172 employees in its international operations. Some of the Company’s international employees are represented by unions. The Company considers relations with its employees to be good.

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

ITEM 2. PROPERTIES

The following table sets forth information regarding the Company’s principal properties each of which is owned by the Company unless otherwise indicated:

Location	Square Footage	Principal Use
	(approximate)
West Warwick, RI	270,000	Corporate Headquarters, Manufacturing, and Education Center
Guimaraes, Portugal	196,000	Manufacturing
North Kingstown, RI (a)	206,000	Distribution Center
Donaueschingen, Germany (b)	70,000	Manufacturing and Distribution
Paducah, KY	46,300	Manufacturing
Mansfield, OH (a)	45,000	Manufacturing and Distribution Center
Baltimore, MD	37,000	Manufacturing
Swarzedz, Poland (a)	29,000	Manufacturing
Kitchener, Ontario(a)	18,400	Sales Office and Distribution

Total	917,700

(a)	Leased facilities

(b)	Sold as of February 27, 2004

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

All of the common stock of the Company is owned by Holdings Inc. and no trading market exists for the stock. All of the common stock of Holdings Inc. is held by affiliates of Cypress Merchant Banking Partners, L.P. and certain officers, directors and employees of the Company, and likewise there is no trading market for Holdings’ stock. For more information, see Item 12, “Security Ownership of Certain Beneficial Owners and Management”.

ITEM 6. SELECTED FINANCIAL DATA

The selected consolidated financial data presented below for and as of each of the years in the five-calendar-year period ended December 31, 2003 have been derived from the Consolidated Financial Statements of the Company, including the related notes thereto. The information set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and with the Consolidated Financial Statements of the Company, including the related notes thereto, appearing elsewhere in this Form 10-K.

	Year Ended December 31,
	1999	2000	2001	2002	2003
	(in thousands)
Statement of Operations Data:
Net sales	$222,053	$197,472	$182,325	$186,803	$196,157
Cost of goods sold	164,617	151,483	141,278	144,217	156,124

Gross profit	57,436	45,989	41,047	42,586	40,033
Selling, general and administrative expenses	28,492	25,821	27,878	28,646	28,271
Amortization of goodwill	4,463	4,463	4,451	—	—

Income from operations	24,481	15,705	8,718	13,940	11,762
Interest (expense), net	(19,083)	(19,070)	(19,685)	(20,009)	(19,952)
License and distributorship fees	234	210	291	40	—
Other income (expense), net	353	1,713	95	(374)	7,639

Income (loss) before provision (benefit) for income taxes and cumulative effect of change in accounting principle	5,985	(1,442)	(10,581)	(6,403)	(551)
Provision (benefit) for income taxes	4,125	2,704	(1,166)	839	1,181

Income (loss) before cumulative effect of change in accounting principle	1,860	(4,146)	(9,415)	(7,242)	(1,732)
Cumulative effect of a change in accounting principle	—	—	—	(38,087)	—

Net income (loss)	$1,860	$(4,146)	$(9,415)	$(45,329)	$(1,732)

Other Data:
Depreciation and amortization	$14,003	$14,005	$13,298	$9,093	$9,842
Capital expenditures	5,798	8,375	4,199	3,321	3,417
Balance Sheet Data (at period end):
Working capital (current assets less current liabilities)	$9,001	$5,101	$8,602	$7,877	$23,296
Total assets	281,745	271,104	264,455	226,873	237,023
Long-term debt, less current maturities	163,385	159,469	157,511	158,391	167,022
Shareholders’ equity	65,303	59,872	58,219	15,849	17,211

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section should be read in conjunction with the Consolidated Financial Statements of the Company and related thereto included elsewhere herein.

Business Overview

AMTROL Inc., together with its subsidiaries (“AMTROL” or the “Company”), is a leading international designer, manufacturer and marketer of expansion and pressure control products used in water systems applications and selected sectors of the Heating, Ventilation and Air Conditioning (“HVAC”) market. The Company is the market leader in the manufacture of its principal products. The Company’s prominence is attributable to the strength of its brand names, product breadth, quality and innovation, as well as its marketing, distribution and manufacturing expertise. The Company’s two business segments include North America and Europe.

In the North America segment, the Company’s principal markets are highly replacement oriented, with more than 50% of the Company’s core business coming from replacement sales. Sales can be affected by extreme weather conditions, as well as significant changes in economic circumstances. During 2003, the Company experienced a decline in net sales due to the reduced well drilling activity as a result of above average rainfall and flooding in the mid-Atlantic and Midwestern regions and a temporary customer facility shutdown. Competitive pricing pressures within the Company’s principal markets and the increased cost of key raw materials have also caused gross profit to decline.

During the second half of 2003, the Company experienced increasing costs for several key raw materials (steel, copper, brass and rubber), energy and freight. The Company acted aggressively to mitigate cost increases whenever possible by developing new sources and through contracted purchases. The Company anticipates that mitigating the impact of rising steel prices and steel availability issues will require active management in 2004.

Emphasis on productivity improvements continued in 2003 via capital expenditures and continuous improvement activities such as Kaizen, Visual Control and One-Piece Flow Initiatives. These techniques allow the Company to identify and eliminate waste in its cost structure. In addition, management continues to explore and implement strategies in order to reduce its selling, general and administrative expenses.

The Company’s liquidity position improved during 2003 through the proceeds of an additional $15 million in Term B Loans. The proceeds will be used for capital investment programs and general working capital purposes. In addition, the Company was able to extend the maturity date on the Term B Loan by one year to December 2005, and revise certain covenants to be more consistent with the Company’s business plans.

Forward Looking Statements

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

All statements other than statements of historical fact included in this Form 10-K and elsewhere relating to the Company’s financial position, strategic initiatives and statements addressing industry developments are forward-looking statements. When incorporated in this discussion, the words “expect(s)”, “feel(s)”, “believe(s)”, “anticipate(s)” and similar expressions are intended to identify some of these forward-looking statements. Forward looking statements include those containing these phrases but also any other statements that are not references to historical fact. Although the Company believes that the expectations reflected in such forward-looking statements are expressed in good faith and are believed to have a reasonable basis, there can be no assurance that such expectations or beliefs will result or be achieved or accomplished. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. The following are some of the important factors that can vary or change or involve substantial risk and cause actual results to differ materially from such expectations: the Company’s ability to successfully implement its business strategy; the availability and cost of raw materials; changes in domestic or foreign government regulation or enforcement policies, particularly related to refrigerant gases or cylinders and building and energy efficiency requirements or restrictions or limitations or general reduction in the use of domestic wells; significant weather conditions adverse to the Company’s business; development of competing technologies; acceptance of the Company’s existing and planned new products in international markets; competition in the Company’s markets, particularly price competition; the rate of growth of developing economies and demand for the Company’s products; the ultimate cost of future warranty and other claims relating to the Company’s products and business; whether the Company succeeds in acquiring new businesses; availability of capital; foreign exchange rates; increases in interest rates; the business abilities and judgment of personnel; and general economic, financial and business conditions, both domestically and internationally.

Results of Operations

The following table sets forth, for the periods indicated, the percentage relationship to net sales of certain items included in the Company’s statement of operations:

	Year Ended December 31
	2001	2002	2003
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	77.5	77.2	79.6

Gross profit	22.5	22.8	20.4
Selling, general and administrative expenses	15.3	15.3	14.4
Amortization of goodwill	2.4	—	—

Income from operations	4.8	7.5	6.0
Interest expense, net	(10.5)	(10.7)	(9.9)
Gain (loss) on extinguishment of debt, net	(0.3)	—	3.4
Other income (expense), net	0.2	(0.2)	0.2

Loss before income taxes and cumulative effect of change in accounting principle	(5.8)	(3.4)	(0.3)
Provision (benefit) for income taxes	(0.6)	0.5	0.6

Loss before cumulative effect of a change in accounting principle	(5.2)	(3.9)	(0.9)
Cumulative effect of a change in accounting principle	—	(20.4)	—

Net loss	(5.2)	(24.3)	(0.9)

Fiscal Year Ended December 31, 2003 Compared to Fiscal Year Ended December 31, 2002.

Net Sales. Net sales in 2003 increased $9.4 million or 5.0% to $196.2 million from $186.8 million in 2002. In North America, net sales decreased $5.2 million or 4.2% as compared to 2002 due principally to a decline in well drilling caused by above average rainfall and flooding in the mid-Atlantic and Midwestern regions of the U.S., and a decline in cylinder sales as a result of a temporary shut-down at a major customer’s facility. Net sales in Europe increased $14.6 million or 22.5% as compared to 2002 due principally to the strengthening of the Euro against the U.S. dollar and stronger sales performance. If the value of the Euro had remained at the average level of 2002, reported net sales in Europe for 2003 would have increased $2.2 million or 3.3% from 2002.

Gross Profit. Gross profit decreased approximately $2.6 million in 2003 to $40.0 million from $42.6 million in 2002. As a percentage of net sales, gross profit in 2003 decreased to 20.4% from 22.8% in 2002. This decrease was due principally to the higher proportion of net sales from the Company’s European operations which have lower gross profit margins and increased steel costs in North America and Europe.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $0.4 million or 1.3% in 2003 to $28.2 million from $28.6 million in 2002. The strengthening of the Euro versus the U.S. dollar in 2003 largely offset a decline in expense attributable to certain one-time compensation costs incurred during the second quarter of 2002.

Gain (loss) on Extinguishment of Debt, Net. The increase of $6.8 million was principally the result of a gain of $7.2 million recorded on the purchase of $17.2 million of the Company’s outstanding Senior Subordinated Notes offset by a loss of $0.5 million on the extinguishment of debt for unamortized financing costs associated with the execution of the First and Second Amendments to the Loan and Security Agreement and Cypress Agreement.

Other Income (Expense), Net. Other income (expense), net for 2003 was $0.4 million as compared to 2002 of $(0.4) million. The increase of $0.8 million was principally attributable to the reduction in currency exchange losses of $0.7 million in 2003 versus 2002.

Income Taxes. Income tax expense increased $0.3 million in 2003 as compared to 2002 reflecting increased withholding taxes paid by AMTROL ALFA. During 2002, management decided to discontinue the recognition of tax benefits associated with pre-tax losses from the Company’s U.S. operations. Net deferred tax assets recognized on the Company’s balance sheet continue to require management’s evaluation as to their realization. Although realization is not assured, management believes it is more likely than not that the net deferred tax assets will be realized. The amount expected to be realized is based upon estimates derived from tax planning strategies which the Company believes are currently prudent and feasible. A valuation allowance has been provided for certain net operating loss carryforwards as it is more likely than not that the related deferred tax assets for these carryforwards will not be realized. Additions to the valuation allowance may be required in the event that estimates are changed. The total change in valuation allowance was a $3.6 million increase for the year December 31, 2002, and a $1.0 million increase for the year December 31, 2003.

Net Income (Loss). The net loss in 2003 of $1.7 million compares to a net loss in 2002 of $45.3 million. The reduction was principally due to the goodwill impairment charge of $38.1 million recorded in 2002 combined with a gain of $7.2 million recorded in 2003 on the extinguishment of a portion of the Company’s senior subordinated notes.

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

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $0.7 million or 2.8% in 2002 to $28.6 million from $27.9 million in 2001. The increase was principally due to new marketing initiatives of $0.2 million and increased compensation costs of $1.2 million offset by cost cutting initiatives implemented at all the Company’s operating units.

Gain (loss) on Extinguishment of Debt, Net. The increase of $0.6 million was principally the result of a loss of $0.6 million associated with unamortized financing costs due to the refinancing of its Senior debt in 2001.

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

Net Income (Loss). The net loss in 2002 of $45.3 million compares to a net loss in 2001 of $9.4 million. The change was principally due to the goodwill impairment charge of $38.1 million (see Note 4 to the accompanying Consolidated Financial Statements).

Liquidity and Capital Resources

The Company is a party to two credit facilities: a $52.5 million ($42.5 million prior to the November 18, 2003 amendments discussed below) senior first-priority secured credit facility arranged by Foothill Capital Corporation (the “Foothill Facility”) and a $35.0 million ($25.0 million prior to the November 18, 2003 amendments discussed below) senior second-priority secured credit facility with affiliates of The Cypress Group L.L.C. (the “Cypress Facility”).

The Foothill Facility provides the Company (i) a term loan facility consisting of a five-year Term A Loan, $7.3 million outstanding at December 31, 2003, bearing cash interest at LIBOR plus 3.5% (4.75%), and a four-year Term B Loan, $20.3 million outstanding as of December 31, 2003, bearing cash interest at the Wells Fargo Reference Rate (approximating the prime rate) plus 3.5%, and Paid-In-Kind (“PIK”) interest at 3.5% (11.0%) (collectively the “Term Loans”) and (ii) a five-year Revolving Credit Facility, bearing interest at LIBOR plus 2.5% (4.50%) or the Wells Fargo Reference Rate plus 0.5%, providing the lesser of (a) $30.0 million less the aggregate outstanding principal amount of the Term A Loan less letter of credit usage and (b) borrowing base less letter of credit usage. At December 31, 2003, total availability and aggregate borrowings under the Revolving Credit Facility were $7.3 million and $4.7 million, respectively.

On November 18, 2003, the Company amended its Foothill Facility by entering into the First Amendment and Waiver to Loan and Security Agreement (the “First Amendment”) and also amended its Cypress Facility by entering into the Second Amendment to Loan and Security Agreement (the “Second Amendment”). The First Amendment increased the Term B Loan by $15.0 million to $20.3 million and extended the maturity date of the Term B Loan to December 26, 2005. Commitments under the Revolving Credit Facility and Term A Loan were reduced in the aggregate from $35.0 million to $30.0 million. The additional funds provided by the First Amendment will be used for capital investment programs, general working capital purposes and may also be used to purchase the Company’s Senior Subordinated Notes. The First Amendment also revised certain covenants to be more consistent with the Company’s business plans. The amendments did not effect the maturity date (December 26, 2006) of the Revolving Credit Facility, Term A Loan and the Cypress Facility.

The Cypress Facility consists of term loans totalling $35.0 million (the “Term C Loan”). The Term C Loan, $39.8 million outstanding as of December 31, 2003, has a five-year maturity, December 26, 2006, and bears PIK interest fixed at 12% per annum paid quarterly, which at the lenders option can be paid in common stock of the Company. In addition, 60,000 warrants with an exercise price of $0.01 were issued under the Cypress Facility. The Company expects that the effective interest rate will be greater than 12% given the additional interest expense associated with the warrants.

The Foothill Facility and Cypress Facility contain certain affirmative and negative covenants and restrictions. As of December 31, 2003, the Company was in compliance with all of these covenants and restrictions.

As of December 31, 2003, the Company’s operating capital (defined as accounts receivable and inventory, less accounts payable) increased $6.6 million from $23.3 million at December 31, 2002 to $29.9 million. Accounts receivable and inventories increased $0.7 million and $3.5 million, respectively while accounts payable decreased $2.4 million.

Accounts receivable increased $0.7 million in 2003. The increase was due principally to the impact of the strengthening Euro on the translation of the Company’s European operations offset by improved collections at all operating units. The Company did not experience any significant changes in credit terms, credit utilization or delinquency in accounts receivable in 2003 as compared to 2002.

The Company’s inventories increased $3.5 million. The increase was due principally to the impact of the strengthening Euro on the translation of the Company’s European operations.

Accounts payable decreased $2.4 million. The decrease in accounts payable was due principally to the timing of vendor payments offset by the impact of the strengthening Euro on the translation of the Company’s European operations.

Net cash used in operating activities in 2003 of $1.2 million contrasts with net cash provided by operations in 2002 of $5.1 million. The change was due principally to increased losses (income from operations less interest expense and other income/(expense), and working capital requirements partially offset by lower cash interest. Cash provided by financing activities increased $17.2 million principally due to the additional Term B Loan issuance.

Capital expenditures were $4.2 million, $3.3 million and $3.4 million for the years ended December 31, 2001, 2002 and 2003, respectively. Substantially all of the expenditures in 2001, 2002 and 2003 related to ongoing maintenance and upgrading of the Company’s manufacturing technology at all of its production facilities.

In November 1996, the Company issued, under a Note Indenture Agreement (the “Agreement”), $115.0 million of Senior Subordinated Notes due 2006 (the “Notes”) of which $97.8 million was outstanding as of December 31, 2003. The Notes are unsecured obligations of the Company. The Notes bear interest at the rate of 10.625% per annum payable semi-annually on each June 30 and December 31. The Notes are redeemable at the option of the Company on or after December 31, 2003, in whole or in part, at par. Upon a “Change of Control” (as defined in the Indenture), each Note holder has the right to require the Company to repurchase such holder’s Notes at a purchase price of 101% of the principal amount plus accrued interest. The Notes Indenture contains certain affirmative and negative covenants and restrictions. As of December 31, 2003, the Company is in compliance with the various covenants.

During 2003, the Company purchased a portion of the Notes with a face value of $17.2 million from The Cypress Group, LLC (“Cypress”). The purchase was facilitated by Cypress and financed through the issuance of additional Term C debt of $10.0 million. The extinguishment resulted in a gain of $7.2 million that was included in Gain (loss) on extinguishment of debt, net in the Company’s Consolidated Statement of Operations. The Company and/or affiliates of the Company, including entities related to Cypress may continue, from time to time, to purchase the Notes previously issued by the Company in the open market or by other means.

The following table represents the Company’s contractual obligations for future payments:

(in thousands)

	Payments due by period as of December 31, 2003
		Less than			Over
	Total	1 Year	1 - 3 Years	4 - 5 Years	5 Years
Short-term debt	$9,283	$9,283	$—	$—	$—
Long-term debt	169,979	2,957	167,022	—	—
Operating leases	1,916	684	1,232	—	—
Deferred pension	1,895	229	689	459	518
Forward contracts	1,063	1,063	—	—	—
Raw materials	614	614	—	—	—

	$184,750	$14,830	$168,943	$459	$518

The Company intends to fund its future working capital, capital expenditures and debt service requirements with cash flow from operations, cash and cash equivalents on hand and borrowings under the Foothill Facility. Management believes that cash generated from the above resources will be sufficient to meet the Company’s working capital and capital expenditure needs in the foreseeable future. In addition, the cash flow position of the Company is anticipated to improve given the sale of its German subsidiary which hampered cash flow as a result of its continued operating losses (see Footnote 12 to the Consolidated Financial Statements). Finally, the Company may consider other options available to it in connection with funding future working capital and capital expenditure needs, including the issuance of additional debt and equity securities.

The Company anticipates being able to refinance its senior secured debt and senior subordinated notes which mature in 2006. When appropriate, the Company currently anticipates refinancing the senior secured debt with its existing lenders or other sources and expects to seek additional unsecured debt to cover the maturing Senior Subordinated Notes. However, there can be no assurance that the Company will be able to refinance the maturing debt.

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

In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (Interpretation 46). In December 2003, the FASB issued a revision to Interpretation 46 to make certain technical corrections and address certain implementation issues that had arisen. Interpretation 46, as revised, provides a new framework for identifying variable interest entities (VIEs) and determining when a company should include the assets, liabilities, noncontrolling interests and results of activities of a VIE in its consolidated financial statements. Interpretation 46 was effective immediately for VIEs created after January 31, 2003. The provisions of Interpretation 46, as revised, will be adopted by the Company during 2004. It is expected that the adoption of this Interpretation will have no impact on the Company’s overall financial position and results of operations.

SFAS No. 145 “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections” (“SFAS No. 145”), was issued in April 2002 and addresses the reporting of gains and losses resulting from the extinguishment of debt, accounting for sale-leaseback transactions and rescinds or amends other existing authoritative pronouncements. SFAS No. 145 requires that any gain or loss on extinguishment of debt that does not meet the criteria of APB 30 for classification as an extraordinary item shall not be classified as extraordinary and shall be included in earnings from continuing operations. The provisions of this statement related to the extinguishment of debt are effective for financial statements issued in fiscal years beginning after May 15, 2002 with early application encouraged. The Company adopted SFAS No. 145 on January 1, 2003. Accordingly, the Company’s $0.4 million loss from debt retirement recorded in 2001 (net of tax effect of $0.2 million) was reclassified from extraordinary to earnings from continuing operations in the Company’s Consolidated Statements of Operations.

In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with earlier application encouraged. Adoption of SFAS 146 did not have an effect on the Company’s Consolidated Financial Statements.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). Along with new disclosure requirements, FIN 45 requires guarantors to recognize, at the inception of certain guarantees, a liability for the fair value of the obligation undertaken in issuing the guarantee. This differs from the prior practice to record a liability only when a loss is probable and reasonably estimable. The recognition and measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The Company adopted the disclosure provisions of FIN 45 as of December 31, 2002 and adopted the entire interpretation on January 1, 2003. Adoption of FIN 45 was not material to the Company’s Consolidated Financial Statements (see Note 2 of the Notes to the Consolidated Financial Statements).

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS No. 149”), which clarifies the financial accounting and reporting proscribed by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”) for derivative instruments, including certain derivative instruments embedded in other contracts. Certain provisions of SFAS No. 149 related to implementation issues of SFAS No. 133 are already effective and other provisions related to forward purchases or sales are effective for both existing contracts and new contracts entered into after June 30, 2003. The Company has previously adopted SFAS No. 133, including the implementation issues addressed in SFAS No. 149, and the adoption of the new provisions of SFAS No. 149 on July 1, 2003 did not have an impact on the Company’s Consolidated Financial Statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (“SFAS No. 150”), which addresses the accounting and reporting for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003 and for all existing financial instruments beginning in the first interim period after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities, which are subject to the provisions for the first fiscal period beginning after December 15, 2004. The Company adopted SFAS No. 150 on July 1, 2003. Adoption of this accounting standard did not have an impact on the Company’s Consolidated Financial Statements.

Critical Accounting Policies

Certain of the Company’s accounting policies require the application of judgment in selecting the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. The Company periodically evaluates the judgments and estimates used for its critical accounting policies to ensure that such judgments and estimates are reasonable for its interim and year-end reporting requirements. These judgments and estimates are based on the Company’s historical experience, current trends and information available from other sources, as appropriate. If different conditions result from those assumptions used in the Company’s judgments, the results could be materially different from the Company’s estimates. The Company’s critical accounting policies include:

Goodwill and Other Long-Lived Assets

On January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). As a result, the Company accounts for acquired goodwill and goodwill impairment in accordance with SFAS No. 142. This pronouncement requires considerable judgment and, where necessary, the Company utilizes appraisals to assist in the Company’s valuation of acquired goodwill and evaluation of goodwill impairment. The Company primarily utilizes a discounted cash flow approach in order to value the Company’s operating segments required to be tested for impairment by SFAS No. 142, which requires that the Company forecast future cash flows of the operating segments and discount the cash flow stream based upon a weighted average cost of capital that is derived from comparable companies within similar industries. The discounted cash flow calculations also include a terminal value calculation that is based upon an expected long-term growth rate for the applicable operating segment. The Company believes that its procedures for applying the discounted cash flow methodology, including the estimates of future cash flows, the weighted average cost of capital and the long-term growth rate, are reasonable and consistent with market conditions at the time of the valuation. The Company has evaluated the carrying value of goodwill and determined that an impairment existed at the date of adoption of the standard, January 1, 2002. Accordingly, the Company recorded a goodwill impairment charge for the cumulative effect of a change in accounting principle of $38.1 million in 2002, as further described in Footnote 4 to the Company’s Notes to Consolidated Financial Statements.

The Company performs an annual evaluation for the impairment of long-lived assets, other than goodwill, based on expectations of non-discounted future cash flows compared to the carrying value of the subsidiary in accordance with SFAS No. 144. The Company’s cash flow estimates are based upon historical cash flows, as well as future projected cash flows received from subsidiary management in connection with the annual Company wide planning process, and include a terminal valuation for the applicable subsidiary based upon a multiple of earnings before interest expense, net, depreciation and amortization expense and income taxes (“EBITDA”). The Company estimates the EBITDA multiple by reviewing comparable company information and other industry data. The Company believes that its procedures for estimating gross future cash flows, including the terminal valuation, are reasonable and consistent with current market conditions. The Company historically has not had any material impairment adjustments for long-lived assets other than goodwill.

Revenue Recognition

In accordance with SEC Staff Accounting Bulletin (“SAB”) No. 104, the Company recognizes revenue only when there is a valid contract or purchase order which includes a fixed price, the goods have been delivered in accordance with the shipping terms; and there is an expectation that the collection of the revenue is reasonably assured. Determination of the criteria is based upon management’s judgments regarding the fixed nature of the price and the ability to collect revenue.

Allowances for cash discounts, volume rebates, and other customer incentive programs, as well as gross customer returns, among others, are recorded as a reduction of sales at the time of sale based upon the estimated future outcome. Cash discounts, volume rebates and other customer incentive programs are based upon certain percentages agreed to with the Company’s various customers, which are typically earned by the customer over an annual period. The Company records periodic estimates for these amounts based upon the historical results to date, estimated future results through the end of the contract period and the contractual provisions of the customer agreements. For calendar year customer agreements, the Company is able to adjust its periodic estimates to actual amounts as of December 31 each year based upon the contractual provisions of the customer agreements. As a result, at the end of any given reporting period, the amounts recorded for these allowances are based upon estimates of the likely outcome of future sales with the applicable customers and may require adjustment in the future if the actual outcome differs. The Company believes that its procedures for estimating such amounts are reasonable and historically have not resulted in material adjustments in subsequent periods when the estimates are adjusted to the actual amounts.

Provisions for the estimated costs for future product warranty claims and bad debts are recorded in cost of sales and selling, general and administrative expense, respectively, at the time a sale is recorded. The amounts recorded are generally based upon historically derived percentages while also factoring in any new business conditions that might impact the historical analysis such as new product introduction for warranty and bankruptcies of particular customers for bad debts. The Company also periodically evaluates the adequacy of its reserves for warranty and bad debts recorded in its consolidated balance sheet as a further test to ensure the adequacy of the recorded provisions. Warranty claims can extend far into the future and bad debt analysis often involves subjective analysis of a particular customer’s ability to pay. As a result, significant judgment is required by the Company in determining the appropriate amounts to record and such judgments may prove to be incorrect in the future. The Company believes that its procedures for estimating such amounts are reasonable and historically have not resulted in material adjustments in subsequent periods when the estimates are adjusted to the actual amounts.

Inventory Valuation

The Company’s inventories are stated at the lower of cost or market including material, labor and manufacturing overhead. The Company records provisions, as appropriate, to write-down obsolete and excess inventory to estimated net realizable value. The process for evaluating obsolete and excess inventory often requires the Company to make subjective judgments and estimates concerning future sales levels, quantities and prices at which such inventory will be able to be sold in the normal course of business. Accelerating the disposal process or incorrect estimates of future sales potential may cause the actual results to differ from the estimates at the time such inventory is disposed or sold. The Company believes that its procedures for estimating such amounts are reasonable and historically have not resulted in material adjustments in subsequent periods when the estimates are adjusted to the actual amounts.

Income Taxes

The Company accounts for income taxes using the liability method in accordance with SFAS No. 109 “Accounting for Income Taxes” (“SFAS No. 109”), which requires that the deferred tax consequences of temporary differences between the amounts recorded in the Company’s Consolidated Financial Statements and the amounts included in the Company’s federal and state income tax returns be recognized in the balance sheet. As the Company generally does not file their income tax returns until well after the closing process for the December 31 financial statements is complete, the amounts recorded at December 31 reflect estimates of what the final amounts will be when the actual income tax returns are filed for that fiscal year. In addition, estimates are often required with respect to, among other things, the appropriate state income tax rates to use in the various states that the Company and its subsidiaries are required to file, the potential utilization of operating and capital loss carry-forwards for both federal and state income tax purposes and valuation allowances required, if any, for tax assets that may not be realizable in the future. SFAS No. 109 requires balance sheet classification of current and long-term deferred income tax assets and liabilities based upon the classification of the underlying asset or liability that gives rise to a temporary difference. Net deferred tax assets recognized on the Company’s balance sheet continue to require management’s evaluation as to their realization. Although realization is not assured, management believes it is more likely than not that the net deferred tax assets will be realized. The amount expected to be realized is based upon estimates derived from tax planning strategies which the Company believes are currently prudent and feasible. A valuation allowance has been provided for certain net operating loss carryforwards, as it is more likely than not that the related deferred tax assets for these carryforwards will not be realized. Additions to the valuation allowance may be required in the event that estimates are changed. The Company believes the procedures and estimates used in its accounting for income taxes are reasonable and in accordance with established tax law. The income tax estimates used have historically not resulted in material adjustments to income tax expense in subsequent periods when the estimates are adjusted to the actual filed tax return amounts, although there may be reclassifications between the current and long-term portion of the deferred tax accounts.

The Company is subject to the examinations of its income tax returns by the Internal Revenue Service and other tax authorities. The Company evaluates the likelihood of unfavorable adjustments arising from the examinations and believes adequate provisions have been made in the income tax provision.

Contingencies

The Company is subject to contingencies, including legal proceedings and claims arising out of its businesses that cover a wide range of matters, including, among others, environmental matters, contract and employment claims, workers compensation claims, product liability, and warranty.

The Company provides accruals for direct costs associated with the estimated resolution of contingencies at the earliest date at which it is deemed probable that a liability has been incurred and the amount of such liability can be reasonably estimated. Costs accrued have been estimated and are based upon an analysis of potential results.

While it is impossible to ascertain the ultimate legal and financial liability with respect to contingent liabilities, including lawsuits, the Company believes that the aggregate amount of such liabilities, if any, in excess of amounts provided or covered by insurance, will not have a material adverse effect on the consolidated financial position or results of operations of the Company. It is possible, however, that future results of operations for any particular future period could be materially affected by changes in our assumptions or strategies related to these contingencies or changes out of the Company’s control.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES OF MARKET RISK

Foreign Currency Risk

The Company is exposed to market risk related to foreign currency exchange rates. A portion of revenues in 2003 from the Company’s Portuguese operations were denominated in U.S. dollars and British Pounds. As a result of the strengthening of the Euro versus the U.S. dollar by 19.8% in 2003, the Company recorded approximately $0.6 million in foreign exchange losses in 2003 as the corresponding receivables lost value. During 2003, the Company did use forward contracts, which are generally three months in duration, to hedge its foreign currency exposures. At December 31, 2003, the Company’s Portuguese operations had forward contracts for the purchase of $200,000 and £600,000 with maturity dates through February 2004. The value of these forward contracts was immaterial to the balance sheet of AMTROL. The Company believes that by the continued use of forward contracts in 2004, no material foreign currency exchange losses will be incurred.

Interest Rate Market Risk

With respect to fluctuating interest rates, the impact on 2003 operating results was not material and the expected impact on 2004 operating results is not anticipated to be material. The Company has an interest rate swap contract and an interest rate cap (the “Contract”) outstanding as of December 31, 2003, with an initial notional amount of $15 million, decreasing on a consistent basis with repayment terms of the underlying debt. Under this arrangement, which will mature on June 30, 2004, the Company receives the 90-day LIBOR rate and pays a fixed rate of 4.6% through maturity, unless LIBOR increases to 7.1%. If LIBOR increases to 7.1%, then the Company continues to receive the 90-day LIBOR rate but would pay the 90-day LIBOR rate for all subsequent periods capped at a maximum of 7.1%. The LIBOR rate has not exceeded 7.1% since inception of the Contract and it was treated, prior to adoption of SFAS No. 133, as a hedge agreement and accounted for as such. The Contract was designated as a cash flow hedge of variable future cash flows associated with the interest on the previous Bank Credit Agreement, Tranche B Long Term Debt, through May 13, 2004 (the maturity date of the debt). However, the swap was redesignated to the Term A and B Loans upon entering into the Foothill Facility.

The following sensitivity analysis summarizes the potential impact on the Company of additional interest expense resulting from a hypothetical 100 basis point increase in the interest rate indices upon which AMTROL’s floating rate debt instruments are based (000):

	Year End
	2003 Exposure	Hypothetical	Effect on
Variable	to Interest	Change in	Amtrol
Rate Debt	Rate Risk	Rate Index	Interest
Revolver	$4,720	100 bps	$47
Term A Loan	7,255	100 bps	73
Term B Loan	20,338	100 bps	203

	$32,313	100 bps	$323

The Company believes that the potential effects of a hypothetical 100-basis point increase in its floating rate debt instruments are not material to cash flows or net income.

The Company’s Term C Loan and Senior Subordinated Notes are not subject to interest rate risk since the rate of interest on these securities is fixed until their respective maturities.

Commodity Risk

The Company is subject to market risk with respect to the pricing of its principal raw materials (steel, rubber, corrugate and paint) and utilities. If prices of these raw materials and utilities were to increase dramatically, the Company might not be able to pass such increases on to its customers and, as a result, gross margins could decline. The Company manages its exposure to commodity pricing risk by continuing to diversify its product mix, strategic buying programs and vendor partnering. At December 31, 2003, the Company had not entered into any derivative financial instruments to manage its exposure to higher prices.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Financial Statements are included in a separate section beginning on page 36 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of December 2003, the Company, under the supervision and with the participation of its management, including its principal executive officer and principal financial officer, performed an evaluation of the Company’s disclosure controls and procedures, as required by Securities Exchange Act Rule 13a-15. Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that such disclosure controls and procedures are effective to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to them, particularly during the period for which the periodic reports are being prepared.

Changes in Internal Controls

No significant changes were made in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation performed pursuant to Securities Exchange Act Rule 13a-15.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information regarding each of the directors and executive officers of the Company:

Name	Age	Position
Albert D. Indelicato	53	President, Chairman of the Board, Chief Executive Officer and Director
Larry T. Guillemette	48	Executive Vice President, Chief Financial Officer and Treasurer
Joseph L. DePaula	49	Vice President-Finance & Corporate Controller
Patricia A. Pickrel	53	Secretary
John P. Cashman	63	Director
Andrew M. Massimilla	62	Director
David P. Spalding	49	Director
James A. Stern	53	Director

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

Audit Committee Financial Expert

The Finance Committee performs similar functions as an audit committee (the “Committee”), which comprises a member of the Board of Directors (the “Board”), is designated to oversee the financial reporting process of the Board. The Board has determined that David Spalding, a member of the Committee, qualifies as an audit committee financial expert as defined by SEC rules. Mr. Spalding is not independent of the Company. Because the Company is not listed on an exchange, the Company has chosen to use the definition of “independence” for audit committee members as such term is used by the New York Stock Exchange listing standards.

Code of Ethics

The Company has adopted a Code of Ethics, within the meaning of applicable SEC rules, applicable to its principal executive, financial and accounting officers, or persons performing similar functions. The Company has filed its Code of Ethics as an exhibit to this Annual Report on Form 10-K.

Compliance with Section 16(a) of the Securities Exchange Act of 1934.

Not applicable

ITEM 11. EXECUTIVE COMPENSATION

     The following table summarizes the compensation paid or accrued by the Company to its Chief Executive Officer and the four other most highly compensated executive officers who earned more than $100,000 in salary and bonus in 2003 in each case for services rendered in all capacities to the Company during the three year period ended December 31, 2003:

Summary Compensation Table

				Long Term
	Annual			Compensation
	Compensation (a)			Awards
				Securities
Name and Principal				Underlying	All Other
Position	Year	Salary (b)	Bonus	Options/SARs	Compensation (c)
Albert D. Indelicato	2003	$414,231	$—	—	$71,403
Chairman, President and	2002	350,000	217,000	—	76,617
Chief Executive Officer	2001	350,000	—	—	12,970
Larry T. Guillemette	2003	201,945	—	—	11,779
Executive Vice President,	2002	190,457	67,000	—	30,783
Chief Financial Officer	2001	185,000	—	—	9,911
and Treasurer
Christopher A. Laus	2003	172,466	—	—	11,494
Senior Vice President -	2002	159,855	70,000	—	29,596
Operations	2001	152,250	—	—	7,390
Robert R. Pape (d)	2003	163,201	—	—	18,281
Vice President -	2002	149,216	50,000	—	19,210
Sales & Marketing	2001	146,058	—	—	8,010
Joseph L. DePaula	2003	187,365	—	—	19,237
Vice President — Finance	2002	171,961	35,000	—	14,053
and Corporate Controller	2001	124,231	—	—	2,853

(a)	Any perquisites or other personal benefits received from the Company by any of the named executives were substantially less than the reporting thresholds established by the Securities and Exchange Commission (the lesser of $50,000 or 10% of the individual’s cash compensation).

(b)	Includes portion of salary deferred under the Company’s 401(k) Plan.

(c)	Amounts paid in 2003 include the Company’s contributions under the Company’s 401(k) Plan in the amount of $10,200, $10,200, $10,125, $8,948 and $9,685 for Mssrs. Indelicato, Guillemette, Laus, Pape, and DePaula, respectively, premiums paid by the Company with respect to term life and long-term disability insurance purchased for such executive officers in the amount of $2,510, $1,579, $1,369, $1,233 and $1,452 for Mssrs. Indelicato, Guillemette, Laus, Pape and DePaula, respectively and an automobile allowance received by Messrs. Indelicato, Pape and DePaula in the amount of $4,100, $8,100 and $8,100, respectively. Mr. Indelicato received $54,593 in connection with his employment agreement.

(d)	Mr. Pape retired from the Company effective January 1, 2004.

Option Plans

The following table sets forth certain information regarding currently outstanding options to buy the common stock of Holdings held by the directors and named executive officers as of December 31, 2003.

Aggregated Option/SAR Exercises in Last Fiscal Year and Year-End Option/SAR Values

			Number of
			Securities
			Underlying
			Unexercised
	Number of		Option/SARs at
	Securities		Calendar Year End
	Underlying		2003	Value of Unexercised
	Options/SARs	Value	Exercisable/	In-the-Money
Name	Exercised	Realized($)	Unexercisable	Options/SAR($)
John P. Cashman	0	0	44,796/0	0/0
Albert D. Indelicato	0	0	15,250/15,250	0/0
Larry T. Guillemette	0	0	5,500/5,500	0/0
Andrew M. Massimilla	0	0	10,520/10,519	0/0
Robert R. Pape	0	0	1,500/1,500	0/0

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

Directors’ Compensation

The Company has a total of five directors, four of who are non-employees, that sit on various committees. For 2003, two non-employee directors, Mr. Cashman and Mr. Massimilla, were paid $2,500 per committee meeting attended plus out-of-pocket expenses associated with travel. The two remaining non-employee directors, Mr. Spalding and Mr. Stern, do not receive any remuneration for any of the committee meetings attended, except for out-of-pocket travel expenses, given their association to Cypress.

Compensation and Benefits Committee

The Compensation and Benefits Committee held one meeting in 2003. Messrs. Spalding and Stern are the current members of this committee. This committee has functions that include reviewing the salary system with regard to external competitiveness and reviewing incentive compensation plans to ensure that they continue to be effective incentive and reward systems. The Compensation and Benefits Committee also determines the CEO’s compensation and considers and, if appropriate, approves the CEO’s recommendations with respect to the compensation of executive officers who report to him.

Compensation Committee Interlocks and Insider Participation

No member of the Committee has any interlocking or insider relationship with the Company which is required to be reported under the applicable rules and regulations of the Securities and Exchange Commission.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The Company is a direct, wholly-owned subsidiary of Holdings Inc. The following table sets forth information with respect to the beneficial ownership of Holdings common stock or preferred stock as of March 29, 2004 by (i) each person known to the Company to beneficially own more than 5% of Holdings Inc.’s outstanding common stock, (ii) each of the Company’s directors and named executive officers and (iii) all directors and executive officers of the Company as a group. Each share of Holdings Inc. preferred stock is convertible at any time into one share of Holdings Inc. common stock. Unless otherwise indicated below, the persons and entities named in the table have sole voting and investment power with respect to all shares beneficially owned.

	Common Stock		Preferred Stock
	Number
	of	Percentage	Number	Percentage
Name and Address of Beneficial Owner	Shares	of Total	of Shares	of Total
Cypress Merchant Banking Partners L.P.(a) (c)
c/o The Cypress Group L.L.C.
65 East 55th Street, 28th Floor
New York, NY 10022	847,127	80.9	95,076	93.0
Cypress Offshore Partners L.P. (a) (c)
c/o The Cypress Group L.L.C.
65 East 55th Street, 28th Floor
New York, NY 10022	43,873	4.2	4,924	4.8
John P. Cashman (b)	62,032	5.9	2,235	2.2
Larry T. Guillemette (b)	11,666	1.1	—	—
Albert D. Indelicato (b)	32,666	3.1	—	—
Andrew M. Massimilla (b)	21,705	2.1	—	—
Robert R. Pape (b)	3,000	0.3	—	—
Christopher A. Laus	5,700	0.6	—	—
Joseph L. DePaula	—	—	—	—
David P. Spalding(a)	—	—	—	—
James A. Stern(a)	—	—	—	—
All directors and executive officers as a group (consisting of 9 persons)	136,769	13.1	2,235	2.2

(a)	Cypress Merchant Banking Partners L.P. and Cypress Offshore Partners L.P. are affiliates of The Cypress Group L.L.C. Messrs. Spalding and Stern are executives of The Cypress Group L.L.C. and may be deemed to share beneficial ownership of the shares shown as beneficially owned by such Cypress entities. Each of such individuals disclaims beneficial ownership of such shares. See Item 10, “Directors and Executive Officers of the Company.”

(b)	Includes 44,796, 11,000, 30,500, 21,039, and 3,000 shares of Common Stock issuable upon exercise of options granted to Messrs. Cashman, Guillemette, Indelicato, Massimilla, and Pape, respectively. See Item 11, “Executive Compensation”.

(c)	Includes 57,046 and 2,954 shares of common stock issuable upon exercise of warrants granted to Cypress Merchant Banking Partners, L.P. and Cypress Offshore Partners, L.P.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

A director of the Company, Mr. Massimilla, provides management consulting services to the Company for which he is paid by the Cypress Group L.L.C. The Company reimburses Cypress for its payments to Mr. Massimilla. During 2003, the amount of such payments was $32,211.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees:

The Company during the years 2002 and 2003 were billed audit fees of $367,000 and $408,500, respectively.

Audit Related Fees:

The Company during the years 2002 and 2003 were billed audit related fees of $15,000 and $15,000, respectively.

Tax Fees:

The Company during the years 2002 and 2003 were billed tax fees of $74,230 and $136,115, respectively.

All Other Fees:

The Company during the years 2002 and 2003 were billed no other fees.

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

(a) (3) Exhibits

See List of Exhibits, Page 58.

(b) Reports filed on Form 8-K

On November 25, 2003, a Form 8-K was filed in connection with the First Amendment and Second Amendment to the Foothill and Cypress Facilities.

Report of Independent Auditors

To the Board of Directors of
AMTROL Inc.

We have audited the accompanying consolidated balance sheets of AMTROL Inc. (the “Company”) as of December 31, 2003 and 2002, and the related consolidated statements of operations, comprehensive loss, shareholders’ equity, and cash flows for the years then ended. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. The consolidated financial statements of the Company for the year ended December 31, 2001, were audited by other auditors who have ceased operations and whose report dated March 1, 2002, expressed an unqualified opinion on those statements before the revisions described in Note 4.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of AMTROL Inc. at December 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

As discussed above, the financial statements of AMTROL Inc. for the year ended December 31, 2001 were audited by other auditors who have ceased operations. As described in Note 4, these financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards (Statement) No. 142, “Goodwill and Other Intangible Assets”, which was adopted by the Company as of January 1, 2002. Our audit procedures with respect to the disclosures in Note 4 with respect to 2001 included (a) agreeing the previously reported net loss to the previously issued financial statements and the adjustments to reported net loss representing amortization expense (including any related tax effects) recognized in that period related to goodwill to the Company’s underlying records obtained from management, and (b) testing the mathematical accuracy of the reconciliation of adjusted net loss to reported net loss. In our opinion, the disclosures for 2001 in Note 4 are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2001 financial statements of the Company other than with respect to such disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2001 financial statements taken as a whole.

ERNST & YOUNG LLP

Providence, Rhode Island
March 11, 2004

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

ARTHUR ANDERSEN LLP
Boston, Massachusetts
March 1, 2002

Note: This report of Independent Certified Public Accountants is a copy of a previously issued Arthur Andersen LLP (“Andersen”) report and has not been reissued by Andersen. The inclusion of this previously issued Andersen report is made pursuant to Rule 2.02(e) of Regulation S-X. Note that this previously issued Andersen report includes references to certain fiscal years which are not required to be presented in the accompanying consolidated financial statements as of and for the year ended December 31, 2003.

AMTROL INC. AND SUBSIDIARIES

Consolidated Balance Sheets
(In thousands)

	December 31
	2002	2003
Assets
Current Assets:
Cash and cash equivalents	$1,797	$13,488
Accounts receivable, less allowance for doubtful accounts of $1,149 and $1,247 in 2002 and 2003, respectively	26,974	27,728
Inventories	22,445	25,908
Tax refund receivable	2,233	1,838
Deferred income taxes — short-term	1,681	1,489
Prepaid expenses and other	1,357	1,199

Total current assets	56,487	71,650

Property, Plant and Equipment, at cost
Land	5,260	5,794
Buildings and improvements	13,485	15,070
Machinery and equipment	57,083	63,238
Furniture and fixtures	1,343	1,434
Information systems software and other	6,254	7,246

	83,425	92,782
Less: accumulated depreciation and amortization	44,924	57,693

	38,501	35,089

Other Assets:
Goodwill	119,205	119,205
Deferred financing costs	4,186	2,880
Deferred income taxes — long-term	7,267	7,459
Other	1,227	740

	131,885	130,284

	$226,873	$237,023

Liabilities and Shareholders’ Equity
Current Liabilities:
Current maturities of long-term debt	$2,957	$2,957
Notes payable to banks	6,923	9,283
Accounts payable	26,124	23,741
Accrued expenses	11,684	11,260
Accrued interest	203	241
Accrued income taxes	719	872

Total current liabilities	48,610	48,354

Other Noncurrent Liabilities	4,023	4,436
Long-Term Debt, less current maturities	158,391	167,022
Commitments and Contingencies	—	—
Shareholders’ Equity
Capital stock $.01 par value — authorized 1,000 shares, 100 shares issued	—	—
Additional paid-in capital	99,273	99,273
Retained deficit	(81,393)	(83,125)
Accumulated other comprehensive income (loss)	(2,031)	1,063

Total shareholders’ equity	15,849	17,211

	$226,873	$237,023

The accompanying notes are an integral part of these consolidated financial statements.

AMTROL INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(In thousands)

	Year Ended December 31
	2001	2002	2003
Net sales	$182,325	$186,803	$196,157
Cost of goods sold	141,278	144,217	156,124

Gross profit	41,047	42,586	40,033
Operating expenses:
Selling	11,400	11,565	11,803
General and administrative	16,478	17,081	16,468
Amortization of goodwill	4,451	—	—

Income from operations	8,718	13,940	11,762
Other income (expense):
Interest expense	(19,235)	(20,061)	(19,564)
Interest income	134	52	67
License and distributorship fees	291	40	—
Gain (loss) on extinguishment of debt, net	(584)	—	6,760
Other income (expense), net	95	(374)	424

Loss before provision (benefit) for income taxes and cumulative effect of a change in accounting principle	(10,581)	(6,403)	(551)
Provision (benefit) for income taxes	(1,166)	839	1,181

Loss before cumulative effect of a change in accounting principle	(9,415)	(7,242)	(1,732)
Cumulative effect of a change in accounting principle	—	(38,087)	—

Net loss	$(9,415)	$(45,329)	$(1,732)

Consolidated Statements of Comprehensive Loss
(In thousands)

	Year Ended December 31
	2001	2002	2003
Net loss	$(9,415)	$(45,329)	$(1,732)
Foreign currency translation adjustments	(382)	2,799	2,800
Derivative instrument valuation	(511)	160	294

Comprehensive income (loss)	$(10,308)	$(42,370)	$1,362

The accompanying notes are an integral part of these consolidated financial statements.

AMTROL INC. AND SUBSIDIARIES
Consolidated Statements of Shareholders’ Equity
(In thousands)

				Accumulated
		Additional		Other
	Capital	Paid-in	Retained	Comprehensive
	Stock	Capital	(Deficit)	Income (Loss)
Balance, December 31, 2000	$—	$89,903	$(26,649)	$(3,382)
Capital contribution	—	6,016	—	—
Repurchase of options and common stock	—	(93)	—	—
Net loss	—	—	(9,415)	—
Warrant valuation	—	3,447	—	—
Derivative instrument valuation	—	—	—	(511)
Currency translation adjustment	—	—	—	(1,097)

Balance, December 31, 2001	—	99,273	(36,064)	(4,990)
Net loss	—	—	(45,329)	—
Derivative instrument valuation adjustment	—	—	—	160
Currency translation adjustment	—	—	—	2,799

Balance, December 31, 2002	—	99,273	(81,393)	(2,031)
Net loss	—	—	(1,732)	—
Derivative instrument valuation adjustment	—	—	—	294
Currency translation adjustment	—	—	—	2,800

Balance, December 31, 2003	$—	$99,273	$(83,125)	$1,063

The accompanying notes are an integral part of these consolidated financial statements.

AMTROL INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31
	2001	2002	2003
Cash Flows Provided by (Used in) Operating Activities:
Net loss	$(9,415)	$(45,329)	$(1,732)
Cumulative effect of a change in accounting principle	—	38,087	—
Adjustments to reconcile net loss to net cash provided by (used in) operating activities -
Depreciation	8,271	8,046	8,390
Amortization	5,027	1,047	1,452
Provision for losses on accounts receivable	628	143	90
(Gain) loss on extinguishment of debt, net	584	—	(6,760)
Loss on sale of fixed assets	12	5	—
Changes in operating assets and liabilities:
Accounts receivable, net	(2,330)	1,042	2,028
Tax refund receivable	(52)	(309)	746
Inventory	238	(1,218)	(1,265)
Deferred income taxes — short-term	(708)	58	112
Prepaid expenses and other current assets	289	(601)	293
Other assets	(738)	572	1,914
Accounts payable	(2,224)	798	(4,880)
Accrued expenses and other current liabilities	1,014	2,788	(1,993)
Other noncurrent liabilities	(859)	31	546
Deferred income taxes — long-term	(2,454)	(58)	(112)

Net cash provided by (used in) operating activities	(2,717)	5,102	(1,171)

Cash Flows Used in Investing Activities:
Proceeds from sale of property, plant and equipment	70	7	—
Capital expenditures	(4,199)	(3,321)	(3,417)

Net cash used in investing activities	(4,129)	(3,314)	(3,417)

Cash Flows Provided by (Used in) Financing Activities:
Repayment of long term debt	(37,662)	(125,867)	(124,276)
Issuance of long term debt	42,550	126,829	124,450
Repayment of short term debt	(29,156)	(27,191)	(15,461)
Issuance of short term debt	29,444	25,120	16,350
Extinguishment of senior credit facility	(52,836)	—	—
Issuance of new senior debt and warrants	48,876	—	15,000
Capital contribution	6,016	—	—
Repurchase of options and common stock	(93)	—	—

Net cash provided by (used in) financing activities	7,139	(1,109)	16,063

Net increase in cash and cash equivalents	293	679	11,475
Effect of exchange rate changes on cash and cash equivalents	(14)	135	216
Cash and cash equivalents, beginning of period	704	983	1,797

Cash and cash equivalents, end of period	$983	$1,797	$13,488

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Basis of Presentation

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

Reclassifications

Certain prior year balances have been reclassified to conform to the current year presentation.

Revenue Recognition and Related Costs

In accordance with Staff Accounting Bulletin (“SAB”) No. 104, the Company recognizes revenue only when there is a valid contract or purchase order, which includes a fixed price; the goods have been delivered in accordance with the shipping terms; and there is an expectation that the collection of the revenue is reasonably assured. The Company has reclassed shipping/handling fees and costs to net sales and cost of goods sold, respectively, consistent with the presentation required by Emerging Issues Task Force (“EITF”) 00-10.

(2)Summary of Significant Accounting Policies (Continued)

The Company generally recognizes revenue upon shipment of its products to customers net of applicable provisions for discounts and allowances. Allowances for cash discounts and volume rebates, among others, are recorded as a reduction to revenue at the time of sale based upon the estimated future outcome. Cash discounts and volume rebates are based upon certain percentages and sales targets agreed to with the Company’s customers, which are typically earned by the customers over an annual period. The allowance for volume rebates is consistent with the provisions of EITF 00-22, Accounting for “Points” and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to Be Delivered in the Future. At December 31, 2002 and 2003, the Company had accrued $3.9 million for such volume allowances. These amounts are included in accrued expenses in the accompanying consolidated balance sheets.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and short-term investments that are readily convertible into cash with an original maturity to the Company of three months or less.

Allowance for Doubtful Accounts

In circumstances where the Company is aware of a specific customer’s inability to meet its financial obligations, an allowance is established. The majority of accounts are individually evaluated on a regular basis and appropriate allowances are established as deemed appropriate. The remainder of the allowance is based upon historical trends and current market assessments.

Concentration of Credit Risk

The Company extends credit to almost all its customers on an uncollateralized basis. Concentration of credit and geographic risk with respect to accounts receivable is limited due to the large number of and general dispersion of accounts which constitute the Company’s customer base. The Company periodically performs credit evaluations of its customers. At December 31, 2002 and 2003, there were no customers accounting for greater than ten percent of the Company’s accounts receivable. The Company has not experienced significant credit losses on customers’ accounts.

The Company invests its excess cash in highly liquid short-term investments. The Company has established guidelines that maintain safety and liquidity and reviews these guidelines when economic conditions change. The Company has not experienced any losses on its cash equivalents or short-term investments.

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

(2) Summary of Significant Accounting Policies (Continued)

Leasehold improvements are amortized over the life of the lease or the estimated useful life of the improvement, whichever is shorter.

Interest costs, during the construction period, on borrowings used to finance construction of buildings and related property are included in the cost of the constructed property. As of December 31, 2003, the Company had no capitalized interest.

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

As part of the Company’s regular review of its warranty reserve at December 31, 2003, the Company increased its warranty reserve by $0.8 million. This was due to a higher than anticipated level of warranty returns associated with its limited lifetime products during the current period.

The following chart illustrates the changes in the Company’s warranty reserve during the latest twelve month period:

(2) Summary of Significant Accounting Policies (Continued)

(in thousands)

	2002	2003
Balance, beginning of year	$2,198	$2,367
Warranties issued during year	1,354	2,059
Claims during year	(1,185)	(2,059)
Change in estimate	—	796

Balance, end of year	$2,367	$3,163

Goodwill and Long-Lived Assets

Goodwill represents the excess of acquisition costs over the estimated fair value of the net assets acquired. The Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, which requires that amortization of goodwill cease and that the Company evaluate the recoverability of goodwill and other intangible assets annually, or more frequently if events or changes in circumstances, such as a decline in sales, earnings or cash flows, or material adverse changes in the business climate, indicate that the carrying value of an asset might be impaired. Goodwill is considered to be impaired when the net book value of a reporting unit exceeds its estimated fair value.

Fair values are established using a discounted cash flow methodology (specifically, the income approach). The determination of discounted cash flows is based on the Company’s strategic plans and long-range forecasts. The revenue growth rates included in the forecasts are the Company’s best estimates based on current and anticipated market conditions, and the profit margin assumptions are projected based on the current and anticipated costs structures. In accordance with the SFAS No. 142 transition procedures, the Company recorded a goodwill impairment charge for the cumulative effect of a change in accounting principle of $38.1 million upon adoption of SFAS No. 142, as further described in Note 4.

The Company performs an annual evaluation for the impairment of long-lived assets, other than goodwill, based on expectations of non-discounted future cash flows compared to the carrying value of the subsidiary in accordance with SFAS No. 144. The Company’s cash flow estimates are based upon historical cash flows, as well as future projected cash flows received from subsidiary management in connection with the annual Company wide planning process, and include a terminal valuation for the applicable subsidiary based upon a multiple of earnings before interest expense, net, depreciation and amortization expense and income taxes (“EBITDA”). The Company estimates the EBITDA multiple by reviewing comparable company information and other industry data. The Company believes that its procedures for estimating gross future cash flows, including the terminal valuation, are reasonable and consistent with current market conditions. The Company historically has not had any material impairment adjustments for long-lived assets other than goodwill.

Fair Value of Financial Instruments

In accordance with the requirements of SFAS No. 107, Disclosures About Fair Value of Financial Instruments, the Company has determined the estimated fair value of its financial instruments using appropriate market information and valuation methodologies. Considerable judgment is required to develop the estimates of fair value; thus, the estimates are not necessarily indicative of the amounts that could be realized in a current

(2) Summary of Significant Accounting Policies (Continued)

market exchange. The Company’s financial instruments consist of cash, accounts receivable, accounts payable, senior subordinated notes and bank debt. Based upon information provided by an independent financial advisor, the Company believes that the fair value of the senior subordinated notes is approximately $65 to $70 on a par value of $100. The carrying value of the remaining assets and liabilities is a reasonable estimate of their fair market value at December 31, 2003.

Research and Development Expenses

All costs for research and development, which amounted to approximately $0.8 million, $0.8 million, and $0.9 million for the years ended December 31, 2001, 2002, and 2003, respectively, are charged to general and administrative expenses as incurred.

Deferred Financing Costs

Deferred financing costs are stated at cost as a component of other assets and amortized over the life of the related debt using the effective interest method. Amortization of deferred financing costs is included in interest expense.

Foreign Currency Translation

Assets and liabilities of non-U.S. operations have been translated into United States dollars using the year-end rate of exchange. Shareholders’ equity has been converted using historical rates, and revenues and expenses at the average exchange rates prevailing during the year. The cumulative effect of the resulting translation was reflected as a separate component of shareholders’ equity. $1.3 million and $0.6 million in foreign currency exchange losses were recorded in the Consolidated Statement of Operations during 2002 and 2003, respectively.

During 2003, the Company used forward contracts, generally three months in duration, to hedge its foreign currency exposures. The foreign currency exposures relate primarily to its operations in Portugal. A portion of revenues from the Company’s Portuguese operations were denominated in U.S. dollars and British Pounds so as the Euro strengthened, the corresponding receivables lost value. At December 31, 2003, the Company’s Portuguese operations had forward contracts for the purchase of $200,000 and £600,000 with maturity dates through February 2004. The value of these forward contracts was immaterial to the balance sheet of the Company.

The following table illustrates the components of accumulated other comprehensive income (loss):

(in thousands)

	2002	2003
Currency translation adjustment	$(1,680)	$1,120
Derivative instrument valuation	(351)	(57)

Total accumulated other comprehensive income (loss)	$(2,031)	$1,063

(2) Summary of Significant Accounting Policies (Continued)

Stock Options

The Company accounts for employee stock options in accordance with SFAS No. 123, Accounting for Stock Based Compensation. As permitted under SFAS No. 123, the Company applies Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations to account for its stock option plans.

Accounting for Derivative Instruments and Hedging Activities

The Company has an interest rate swap contract and an interest rate cap (the “Contract”) outstanding as of December 31, 2003, with an initial notional amount of $15 million. Under this arrangement, which will mature on June 30, 2004, the Company receives the 90-day LIBOR rate and pays a fixed rate of 4.60% for the period from January 1, 2001 through maturity, unless LIBOR increases to 7.1%. If LIBOR increases to 7.1%, then the Company continues to receive the 90-day LIBOR rate but would pay the 90-day LIBOR rate for all subsequent periods capped at a maximum of 7.1%. The LIBOR rate has not exceeded 7.1% since inception of the Contract and it was treated, prior to adoption of SFAS No. 133, as a hedge agreement and accounted for as such. The Contract was redesignated as a cash flow hedge of variable future cash flows associated with the Foothill Facility Term Loan A and B Debt.

As of December 31, 2003, the fair value of the instrument ($0.1 million) was recorded in other non-current liabilities with a corresponding entry to accumulated other comprehensive loss. Subsequent changes in the fair value of the swap will be recorded through accumulated other comprehensive loss (except for changes related to ineffectiveness, which will be recorded currently through net income). The Company did not realize any material ineffectiveness during 2003 and does not currently anticipate any material ineffectiveness under the hedge for 2004.

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (Interpretation 46). In December 2003, the FASB issued a revision to Interpretation 46 to make certain technical corrections and address certain implementation issues that had arisen. Interpretation 46, as revised, provides a new framework for identifying variable interest entities (VIEs) and determining when a company should include the assets, liabilities, noncontrolling interests and results of activities of a VIE in its consolidated financial statements. Interpretation 46 was effective immediately for VIEs created after January 31, 2003. The provisions of Interpretation 46, as revised, will be adopted by the Company during 2004. It is expected that the adoption of this Interpretation will have no impact on the Company’s overall financial position and results of operations.

SFAS No. 145 “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections” (“SFAS No. 145”), was issued in April 2002 and addresses the reporting of gains and losses resulting from the extinguishment of debt, accounting for sale-leaseback transactions and rescinds or amends other existing authoritative pronouncements. SFAS No. 145 requires that any gain or loss on extinguishment of debt that does not meet the criteria of APB 30 for classification as an extraordinary item shall not be classified as extraordinary and shall be included in earnings from continuing operations. The provisions of this statement related to the extinguishment of debt are effective for financial statements issued in fiscal years beginning after May 15, 2002 with early application encouraged. The Company adopted SFAS No. 145 on January 1, 2003. Accordingly, the Company’s $0.4 million loss from debt retirement recorded in 2001 (net of tax effect of $0.2 million) was reclassified from extraordinary loss to earnings from continuing operations in the Company’s Consolidated Statement of Operations.

In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with earlier application encouraged. Adoption of SFAS 146 did not have a material effect on the Company’s Consolidated Financial Statements.

In November 2002, FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others was issued. This interpretation requires certain guarantees to be recorded at fair value as opposed to the current practice of recording a liability only when a loss is probable and reasonably estimable. It also requires a guarantor to make enhanced disclosures concerning guarantees, even when the likelihood of making any payments under the guarantee is remote. The initial recognition and initial measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, while the enhanced disclosure requirements are effective after December 15, 2002. Adoption of FASB Interpretation No. 45 did not have a material impact on the Company’s results of operations or financial condition.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS No. 149”), which clarifies the financial accounting and reporting proscribed by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”) for derivative instruments, including certain derivative instruments embedded in other contracts. Certain provisions of SFAS No. 149 related to implementation issues of SFAS No. 133 are already effective and other provisions related to forward purchases or sales are effective for both existing contracts and new contracts entered into after June 30, 2003. The Company has previously adopted SFAS No. 133, including the implementation issues addressed in SFAS No. 149, and the adoption of the new provisions of SFAS No. 149 on July 1, 2003 did not have a material impact on the Company’s Consolidated Financial Statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (“SFAS No. 150”), which addresses the accounting and reporting for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003 and for all existing financial instruments beginning in the first interim period after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities, which are subject to the provisions for the first fiscal period beginning after December 15, 2004. The Company adopted SFAS No. 150 on July 1, 2003. Adoption of this accounting standard did not have an impact on the Company’s Consolidated Financial Statements.

(3)	Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market and consist of the following at December 31 (in thousands):

	2002	2003
Raw materials and work in process	$12,860	$15,078
Finished goods	9,585	10,830

	$22,445	$25,908

(4)	Cumulative Effect of Change in Accounting Principle

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

As a result of the impairment review, the Company recorded an after-tax goodwill impairment charge of $38.1 million, which was recorded as a cumulative effect of change in accounting principle as of January 1, 2002. This charge consists of $34.5 million at the AMTROL North America unit and $3.6 million at AMTROL NOVA. The impairment charge recorded in 2002 was principally due to the change in the methodology from the undiscounted cash flow method used in 2001 under the Company’s previous accounting policy, to the discounted cash flow method used in accordance with SFAS No. 142.

Pro forma results as if SFAS No. 142 had been adopted at the beginning of 2001 are as follows:

(in thousands)

December 31,
2001
Net loss as reported	$(9,415)
Add back: goodwill amortization	4,451

Adjusted net loss	$(4,964)

The changes in the carrying amount of goodwill for 2002 and 2003 are as follows:

(in thousands)

	North
	America	Alfa	Nova	Poland	Consolidated
Balance, December 31, 2001	$129,797	$23,900	$3,595	$—	$157,292
Cumulative effect of change in accounting principle — adoption of SFAS No. 142	(34,492)	—	(3,595)	—	(38,087)

Balance, December 31, 2002 and 2003	$95,305	$23,900	$—	$—	$119,205

(5)	Long-term Debt and Notes Payable to Banks

Long-term debt consisted of the following at December 31, (in thousands):

	2002	2003
Revolving credit facility	$5,373	$4,720
Term A loan	8,962	7,255
Term B loan	6,563	20,338
Term C loan	25,450	39,817
Senior subordinated notes, due 2006, 10.625%	115,000	97,849

	161,348	169,979
Less: Current maturities of long-term debt	2,957	2,957

	$158,391	$167,022

Revolving Credit and Term Loans

The Company is a party to two credit facilities: a $52.5 million ($42.5 million prior to the November 18, 2003 amendments discussed below) senior first-priority secured credit facility arranged by Foothill Capital Corporation (the “Foothill Facility”) and a $35.0 million ($25.0 million prior to the November 18, 2003 Amendments discussed below) senior second-priority secured credit facility with affiliates of The Cypress Group L.L.C. (the “Cypress Facility”).

The Foothill Facility provides the Company (i) a term loan facility consisting of a five-year Term A Loan maturing in December 2006, $7.3 million at December 31, 2003, bearing interest at LIBOR plus 3.5% (4.75%), and a four-year Term B Loan maturing December 2005, $20.3 million as of December 31, 2003, bearing interest at the Wells Fargo Reference Rate (approximates the prime rate) plus 3.5% and a paid-in-kind (“PIK”) component of 3.5% (11%) (collectively the “Term Loans”) and (ii) a five-year Revolving Credit Facility maturing December 2006, bearing interest at LIBOR plus 2.5% (4.5%) or the Wells Fargo Reference Rate plus 0.5%, providing the lesser of (a) $30.0 million less the aggregate outstanding principal amount of the Term A Loan less letter of credit usage and (b) borrowing base less letter of credit usage. At December 31, 2003, total availability and aggregate borrowings under the Revolving Credit Facility were $7.3 million and $4.7 million, respectively.

On November 18, 2003, the Company amended its Foothill Facility by entering into the First Amendment and Waiver to Loan and Security Agreement (the “First Amendment”) and also amended its Cypress Facility by entering into the Second Amendment to Loan and Security Agreement (the “Second Amendment”). The First Amendment increased the Term B Loan by $15.0 million to $20.3 million and extended the maturity date of Term B Loan to December 26, 2005. Commitments under the Revolving Credit Facility and Term A Loan were reduced in the aggregate from $35.0 million to $30.0 million. The additional funds provided by the First Amendment will be used for capital investment programs, general working capital purposes and may also be used to purchase the Company’s Senior Subordinated Notes in an aggregate amount not to exceed $5.0 million. The First Amendment also revised certain covenants to be more consistent with the Company’s business plans. The amendments did not effect the maturity date (December 26, 2006) of the Revolving Credit Facility, Term A Loan and the Cypress Facility.

Upon execution of the First Amendment and Second Amendment, the Company was required per EITF 96-19, Debtor’s Accounting for a Modification or Exchange of Debt Instruments, to record a loss of $0.5 million on extinguishment of debt for unamortized costs associated with the original Term B Loan and any bank related fees in relation to the recent Amendments.

The Cypress Facility consists of term loans totalling $35.0 million (the “Term C Loan”). The Term C Loan, $39.8 million as of December 31, 2003, has a maturity date of December 26, 2006, and bears Pay-In-Kind (PIK) interest fixed at 12% per annum paid quarterly, which at the lenders option can be paid in common stock of the Company. In connection with the Cypress Facility, Holdings has issued the lenders under the Cypress Facility 60,000 warrants to purchase approximately 5.2% of its common stock on a fully diluted basis. The 60,000 warrants, which have an exercise price of $.01 and are exercisable immediately, were valued at $3.4 million using the Black-Scholes model. This amount was recorded as a discount to the Term C Loan debt and included as a component of shareholder’s equity. The Company expects that the effective interest rate associated with the Term C Loan will be greater than 12% given the additional interest expense associated with the warrants.

The Foothill Facility and Cypress Facility contain certain affirmative and negative covenants and restrictions, such as EBITDA and Fixed Charges Ratio on a North America and Worldwide basis. As of December 31, 2003, the Company was in compliance with the various covenants of the Cypress Facility and Foothill Facility.

Senior Subordinated Notes

The Company has $97.8 million of Senior Subordinated Notes due 2006 (the “Notes”), which are unsecured obligations of the Company and bear interest at a rate of 10.625% per annum payable semi-annually on June 30 and December 31.

The Notes are redeemable at the option of the Company on or after December 31, 2003, in whole or in part, at par. Upon a “Change of Control” (as defined in the Indenture), each Note holder has the right to require the Company to repurchase such holder’s Notes at a purchase price of 101% of the principal amount plus accrued interest. The Indenture contains certain affirmative and negative covenants and restrictions. As of December 31, 2003, the Company was in compliance with the various covenants of the Notes.

In 2003, the Company purchased from Cypress a portion of the Notes with a face value of $17.2 million. The purchase was facilitated through Cypress and financed through the issuance of additional Term C debt of $10.0 million. The extinguishment resulted in a gain of $7.2 million that was included on the Company’s Consolidated Statement of Operations. The Company and/or affiliates of the Company, including entities related to Cypress may continue, from time to time, to purchase the Notes previously issued by the Company in the open market or by other means.

Long-term debt repayable in each of the next five years is as follows (in thousands):

2004	$2,957
2005	20,795
2006	146,227
2007	—
2008	—

$169,979

Short-Term Debt

AMTROL ALFA has available revolving credit facilities with local banks providing for short-term working capital loans of up to the equivalent of approximately $10.5 million. Borrowings under these agreements accrue interest at EURIBOR plus a premium ranging from 1.00% to 1.25% (3.10% - 3.35%) at December 31, 2003. The balance outstanding at December 31, 2002 and 2003 was approximately $6.9 million and $9.3 million, respectively. The highest amount outstanding under these facilities in 2003 was approximately $10.2 million.

Worldwide cash paid for interest amounted to approximately $18.7 million, $14.9 million, and $13.7 million for the years ended December 31, 2001, 2002 and 2003, respectively.

(6)	Income Taxes

The components of the provision (benefit) for income taxes are as follows (in thousands):

	2001	2002	2003
Current:
Federal	$—	$—	$40
State	50	—	75
Foreign	1,751	839	1,066

	1,801	839	1,181
Deferred:
Federal	(2,291)	—	—
State	(435)	—	—
Foreign	(241)	—	—

	(2,967)	—	—

	$(1,166)	$839	$1,181

The income tax rate reconciliation of the difference between actual and statutory effective tax rates is as follows:

	Year Ended December 31,
	2001	2002	2003
Benefit for income taxes at the Federal statutory rate	$(3,538)	$(2,177)	$(187)
State taxes, net of Federal tax effect	(254)	—	50
Goodwill amortization not deductible for tax purposes	1,512	—	—
Foreign losses not benefited	1,044	570	644
Foreign taxes	302	4	397
Increase (decrease) in U.S. valuation allowance	—	2,373	(11)
Rate differential	—	—	129
Other, net	(232)	69	159

Recorded (benefit) provision	$(1,166)	$839	$1,181

Significant items giving rise to deferred tax assets (liabilities) are as follows (in thousands):

	December 31,
	2002	2003
Deferred Income Taxes short-term
Warranty reserves — current	$145	$145
Allowance for doubtful accounts	189	135
Accrued vacation	48	40
Inventory Adjustment	722	827
Accrued Liabilities and Other	577	342

	$1,681	$1,489

	2002	2003
Deferred Income Taxes long-term
Net operating loss carryforward	$14,485	$14,802
Accelerated depreciation	(2,576)	(2,362)
Warranty reserves — long-term	617	998
Deferred compensation	449	394
NOL valuation allowance	(5,708)	(6,754)
Other	—	381

	$7,267	$7,459

The net deferred tax assets are included in the accompanying consolidated balance sheets in deferred income taxes-long-term and deferred income taxes-short-term. Net deferred tax assets recognized on the Company’s balance sheet continue to require management’s evaluation as to their realization. Although realization is not assured, management believes it is more likely than not that the net deferred tax assets will be realized. The amount expected to be realized is based upon estimates derived from tax planning strategies which the Company believes are currently prudent and feasible. A valuation allowance has been provided for certain net operating loss carryforwards as it is more likely than not that the related deferred tax assets for these carryforwards will not be realized. Additions to the valuation allowance may be required in the event that estimates are changed. The total change in valuation allowance was a $3.6 million increase for the year December 31, 2002, and a $1.0 million increase for the year December 31, 2003. The increase in valuation allowance relates to continuing operations and includes a cumulative effect of a change in accounting principle of $1.2 million for 2002.

Cash paid for income taxes amounted to $0.5 million, $0.9 million, and $1.1 million for the years ended December 31, 2001, 2002 and 2003, respectively. At December 31, 2003, the Company had net operating loss carryforwards in the United States of approximately $28.1 million expiring in 2012 through 2022.

(7)	Pension and Profit Sharing Plans

The Company has a defined contribution 401(k) plan covering substantially all of its U.S. employees. Under the Plan, eligible employees are permitted to contribute up to 25% of gross pay, not to exceed the maximum allowed under the Internal Revenue Code. The Company matches each employee contribution up to 6% of gross pay at a rate of $0.25 per $1 of employee contribution.

The Company also contributes 3% of each employee’s gross pay up to the Social Security taxable wage base and 4% of amounts in excess of that level up to approximately $0.2 million of wages. Company contributions to the 401(k) plan totaled approximately $0.6 million for the years ended December 31, 2001, 2002 and 2003.

(8)	Lease Commitments

The Company leases certain plant facilities and equipment. Total rental expenses charged to operations approximated $1.7 million, $1.6 million and $1.3 million for the years ended December 31, 2001, 2002 and 2003, respectively. Minimum rental commitments under all non-cancelable operating leases are as follows (in thousands):

2004	$684
2005	468
2006	404
2007	360
2008	—

$1,916

Certain of the leases provide for renewal options.

(9)	Commitments and Contingencies

At December 31, 2003, the Foothill Agreement contained a sublimit to support the issuance of letters of credit in the amount of $3.0 million.
At December 31, 2003, letters of credit outstanding amounted to $0.4 million.

Some of the Company’s operations generate or have in the past generated waste materials that are regulated under environmental laws. In the past, certain of the Company’s operations have been named parties in litigation associated with off-site hazardous waste treatment and disposal. Based upon the Company’s experience in matters that have been resolved and the amount of hazardous waste shipped to off-site disposal facilities, the Company believes that any share of costs attributable to it will not be material should any litigation arise or any claims be made in the future. However, there can be no assurance that any liability arising from, for example, contamination at facilities the Company owns or operates or formerly owned or operated (or an entity or business the Company has acquired or disposed of), or locations at which waste or contaminants generated by the Company have been deposited (or deposited by an equity or business the Company has acquired or disposed of) will not arise or be asserted against the Company or entities for which the Company may be responsible in a manner that could materially and adversely affect the Company.

The Company monitors and reviews its procedures and policies for compliance with environmental laws. Based upon the Company’s experience to date, the Company operates in substantial compliance with environmental laws, and the cost of compliance with existing regulations is not expected to have a material adverse effect on the Company’s results of operations financial condition or competitive position. However, future events, including changes in existing laws and regulations or enforcement policies, may give rise to additional compliance costs which could have a material adverse effect on the Company’s results of operations, financial condition or competitive position.

The Company is involved in various legal proceedings which, in the opinion of management, will not result in a material adverse effect on its financial condition or results of operations.

(10)	Stock Plans

Certain key employees and directors have been granted options to purchase common shares of the Company’s parent, Holdings Inc, under the AMTROL Holdings 1997 Incentive Stock Plan (the “Plan”). The Plan includes both time vesting and performance-based vesting options. The options which vest over time are subject to fixed plan accounting under APB 25. Under fixed plan accounting, compensation is measured as the intrinsic value of the option at date of grant. The performance-based options are accounted for as variable options under APB 25. Under variable plan accounting, the compensation is measured as the intrinsic value of the actual number of shares that are awarded at the then current fair market value of the stock when the performance conditions are satisfied.

As of December 31, 2003, options to purchase 129,335 shares under the Plan were outstanding. The outstanding options include 44,796 non-qualified options which are exercisable immediately, provided that purchased shares are subject to repurchase by Holdings at fair market value until such shares vest under certain circumstances. The remaining 84,539 options are non-qualified options issued in 1999 and 2000, 48,770 of which are exercisable.

The Company applies APB Opinion No. 25 to account for its stock option plans. Accordingly, pursuant to the terms of the Plan, no compensation cost related to the issuance of stock options has been recognized in the Company’s financial statements. During 2002 and 2003, no options were granted or vested under this plan. If the Company had determined compensation cost for options under the provisions of SFAS No. 123 in 2001, the Company’s net loss would have increased approximately $0.2 million. The fair value of the options granted or vested in 2001 was estimated using the Black-Scholes option pricing model. The following 2001 key assumptions were used to value the options granted: volatility, 20%; weighted average risk free rate, 5.00%; average expected life, 3 years. The weighted average fair value per share of the stock options vested or granted in 2001 amounted to $3.42. It should be noted that the option pricing model used was designed to value readily tradeable stock options with relatively short lives. The options granted are not tradeable. However, management believes that the assumptions used and the model applied to value the awards yield a reasonable estimate of the fair value of the options under the circumstances.

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

The primary criteria by which financial performance is evaluated and resources are allocated include revenues and EBITDA. The following is a summary of key financial data by segment:

	2001	2002	2003
Net Sales to external customers
North America
US	$117,898	$116,887	$110,411
Other	5,671	5,412	6,700
Europe
Portugal	48,489	55,101	65,987
Other	10,267	9,403	13,059

Consolidated	$182,325	$186,803	$196,157

Income from operations
North America	$7,717	$12,149	$12,371
Europe	1,001	1,791	(609)

Consolidated	$8,718	$13,940	$11,762

EBITDA
North America	$17,539	$17,336	$17,433
Europe	4,433	4,373	3,210

Consolidated	$21,972	$21,709	$20,643

Long-Lived assets
North America
US	$156,998	$119,266	$115,819
Other	9	4	10
Europe
Portugal	32,304	32,441	31,999
Other	9,173	5,995	6,466

Consolidated	$198,484	$157,706	$154,294

Income from operations is reduced by goodwill amortization for 2001 of $4.5 million. EBITDA is earnings (net income/loss) before interest, taxes, depreciation and amortization. The method of calculating consolidated EBITDA is consistent with the definition contained in the Foothill Agreement and the Indenture. Readers of financial statements frequently consider EBITDA a useful tool in evaluating a company’s performance. Therefore, the Company believes that inclusion of EBITDA is useful supplemental information. However, EBITDA is not a measure of true cash flow since it does not incorporate changes of other assets or liabilities that may generate or require cash. EBITDA is not a generally accepted accounting measure. Long-Lived assets include property, plant and equipment and goodwill.

(12)	Subsequent Event

On February 27, 2004, the Company completed the sale of the stock of Amtrol Holdings GmbH (“Holdings”) to DTT NOVA Beteiligungen GmbH & Co. KG (“DTT”) for approximately 300,000 Euros or $375,000. Holdings’ principal subsidiary is AMTROL Nova GmbH & Co. KG, a German based manufacturer of indirect fired water heaters. DTT is a German based company that operates as a manufacturer of water heaters.

Holdings’ results of operations are included within the Company’s Europe segment. The Company will treat the sale of Holdings as a discontinued operation in its quarterly report on Form 10-Q for the period ended March 31, 2004 and accordingly the results of operations of Holdings will be excluded from continuing operations for all periods presented in the form 10-Q filing.

The following table illustrates the Company’s 2003 results as if the sale occurred on January 1:

		(Unaudited)
	Reported	ProForma
Net sales	$196,157	$185,046
Gross profit	40,033	40,284
Income from operations	11,762	13,583
Net loss	(1,732)	(422)
Total assets *	237,023	230,459

*	As if the sale occurred on December 31, 2003.

Item 14(a)(2) SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

(in thousands)

	Balance at
	Beginning of			Adjustments/	Balance at End
Consolidated	Period	Provision	Recoveries	Write-Offs	of Period
Year ended December 31, 2001 Allowance for doubtful accounts	$833	$628	$—	$(96)	$1,365
Year ended December 31, 2002 Allowance for doubtful accounts	1,365	143	—	(359)	1,149
Year ended December 31, 2003 Allowance for doubtful accounts	1,149	90	37	(29)	1,247

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in West Warwick, Rhode Island, on the 29th day of March 2004.

AMTROL Inc.

By:	s/s Larry T. Guillemette

Larry T. Guillemette
Chief Financial Officer

Date:	March 29, 2004

Pursuant to the requirements of the Securities Act of 1934, this registration statement has been signed by the following persons in the capacities and on the date indicated.

Signature	Title	Date
s/s Albert D. Indelicato Albert D. Indelicato	President, Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)	March 29, 2004

s/s Larry T. Guillemette Larry T. Guillemette	Exec. Vice President, Chief Financial Officer, and Treasurer (Principal Financial Officer)	March 29, 2004

s/s Joseph L. DePaula Joseph L. DePaula	Vice President and Worldwide Controller (Principal Accounting Officer)	March 29, 2004

s/s John P. Cashman John P. Cashman	Director	March 29, 2004

s/s Andrew M. Massimilla Andrew M. Massimilla	Director	March 29, 2004

s/s David P. Spalding David P. Spalding	Director	March 29, 2004

s/s James A. Stern James A. Stern	Director	March 29, 2004

EXHIBIT INDEX

Exhibit #	Document Description
3.1	Restated Articles of Incorporation of AMTROL Inc. (incorporated by reference from the Company’s Registration Statement on Form S-4, Registration No. 333-18075, declared effective by the Securities and Exchange Commission on January 2, 1997).

3.2	Bylaws of AMTROL Inc. (incorporated by reference from the Company’s Registration Statement on Form S-4, Registration No. 333-18075, declared effective by the Securities and Exchange Commission on January 2, 1997).

4.1	Indenture, dated as of November 1, 1996 between AMTROL Acquisition, Inc. and The Bank of New York (incorporated by reference from the Company’s Registration Statement on Form S-4, Registration No. 333-18075, declared effective by the Securities and Exchange Commission on January 2, 1997).

4.2	Form of 10-5/8% Senior Subordinated Notes due 2006 (included in Exhibit 4.1) (incorporated by reference from the Company’s Registration Statement on Form S-4, Registration No. 333-18075, declared effective by the Securities and Exchange Commission on January 2, 1997).

4.3	First Supplemental Indenture, dated as of November 13, 1996, between AMTROL Inc. and The Bank of New York (incorporated by reference from the Company’s Registration Statement on Form S-4, Registration No. 333-18075, declared effective by the Securities and Exchange Commission on January 2, 1997).

10.1	Credit Agreement, dated as of November 13, 1996, among AMTROL Acquisition, Inc. and AMTROL Holdings, Inc., various lending institutions party thereto, Morgan Stanley Senior Funding, Inc. as documentation agent, and Bankers Trust Company, as administrative agent (incorporated by reference from the Company’s Registration Statement on Form S-4, Registration No. 333-18075, declared effective by the Securities and Exchange Commission on January 2, 1997).

10.1.1	First Amendment to Credit Agreement, dated as of June 24, 1997 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 5, 1997).

10.1.2	Second Amendment to Credit Agreement, dated as of December 12, 1997 (incorporated by reference to Exhibit 7(c) in the Company’s Current Report on Form 8-K dated December 22, 1997).

10.1.3	Third Amendment to the Credit Agreement dated as of June 24, 1998 (incorporated by reference to the Company’s Quarterly report on Form 10-Q for the quarter ended July 4, 1998).

10.1.4	Fourth Amendment to the Credit Agreement dated as of July 13, 1998 (incorporated by reference to the Company’s Quarterly report on Form 10-Q for the third quarter ended October 3, 1998).

10.1.5	Fifth Amendment to the Credit Agreement dated as of March 30, 2001 (incorporated by reference to the Company’s Annual Report of Form 10-K for the fiscal year ended December 31, 2000).

10.2	AMTROL Inc. Pension Plan and Trust (incorporated by reference from the Company’s Registration Statement on Form S-1, Registration No. 33-48413, declared effective by the Commission on March 18, 1993).*

10.3	Amendments to AMTROL Inc. Pension Plan and Trust (incorporated by reference from the Company’s Registration Statement on Form S-1, Registration No. 33-48413, declared effective by the Securities and Exchange Commission on March 18, 1993).*

10.4	AMTROL Inc. Executive Cash Bonus Plan (incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1994).*

Exhibit #	Document Description
10.5	AMTROL Inc. Supplemental Retirement Plan II (incorporated by reference from the Company’s Registration Statement on Form S-1, Registration No. 33-48413, declared effective by the Commission on March 18, 1993).*

10.6	First Amendment to AMTROL Inc. Supplemental Retirement Plan II (incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995).*

10.10	Employment Agreement dated June 24, 1998 by and between AMTROL Inc. and Albert D. Indelicato (incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998).*

10.11	AMTROL Holdings Inc. 1997 Incentive Stock Plan dated December 16, 1997. (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997).*

10.12	Loan and Security Agreement dated December 26, 2001 among Amtrol Holdings, Inc., Amtrol Inc. and WaterSoft Inc. and Foothill Capital Corporation as the Arranger and Administrative Agent (incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001).

10.12.1	First Amendment and Waiver To Loan and Security Agreement dated November 18, 2003 among Amtrol Holdings, Inc., Amtrol Inc., WaterSoft Inc., Amtrol Canada LTD (incorporated by reference from the Company’s Form 8-K dated November 25, 2003).

10.13	Loan and Security Agreement dated December 26, 2001 among Amtrol Holdings, Inc., Amtrol Inc. and WaterSoft Inc. and Cypress Merchant Banking Partners, L.P. and Cypress Offshore Partners, L.P. (incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001).

10.13.1	First Amendment to Loan and Security Agreement dated November 18, 2003 among Amtrol Holdings, Inc., Amtrol Inc., WaterSoft Inc., Amtrol Canada LTD, and Cypress Merchant Banking Partners, L.P. and Cypress Offshore Partners, L.P. (incorporated by reference from the Company’s Form 8-K dated November 25, 2003).

10.13.2	Second Amendment to Loan and Security Agreement dated November 18, 2003 among Amtrol Holdings, Inc., Amtrol Inc., WaterSoft Inc., Amtrol Canada LTD, and Cypress Merchant Banking Partners, L.P. and Cypress Offshore Partners, L.P. (incorporated by reference from the Company’s Form 8-K dated November 25, 2003).

10.14	Subsidiary Guaranty Agreement dated December 26, 2001 among Amtrol International Investments, Inc. and Cypress Merchant Banking Partners, L.P. and Cypress Offshore Partners, L.P. (incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001).

10.15	Contribution Agreement dated December 26, 2001 among Amtrol Holdings, Inc., Amtrol Inc. and WaterSoft Inc. and Cypress Merchant Banking Partners, L.P. and Cypress Offshore Partners, L.P. (incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001).

10.16	Subsidiary Guaranty Agreement dated December 26, 2001 among Amtrol International Investments, Inc. and Foothill Capital Corporation (incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001).

10.17	Contribution Agreement dated December 26, 2001 among Amtrol Holdings, Inc., Amtrol Inc. and WaterSoft Inc. and Foothill Capital Corporation (incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001).

14	Code of Ethics

18	Preferability letter regarding change in accounting policy from LIFO to FIFO (incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998).

21	Subsidiaries of AMTROL Inc.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

Exhibit #	Document Description
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 (a) under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan arrangement.