Form 10-Q
period 2004-04-03
AMTROL INC /RI/
filed 2004-05-14
CIK 853547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 3, 2004

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

Yes [   ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: $.01 Par Value: 100 shares of Common stock as of May 14, 2004.

AMTROL INC. AND SUBSIDIARIES

FORM 10-Q FOR THE QUARTER ENDED APRIL 3, 2004

AMTROL INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets
(Unaudited — In thousands)

	April 3,	December 31,
	2004	2003
Assets
Current Assets:
Cash and cash equivalents	$15,010	$13,289
Accounts receivable, less allowance for doubtful accounts	35,104	27,211
Inventories	22,045	24,345
Tax refund receivable	1,248	1,838
Deferred income taxes — short-term	1,489	1,489
Prepaid expenses and other	1,343	1,127
Assets of discontinued operations	—	6,939

Total current assets	76,239	76,238

Property, plant and equipment, net	30,229	30,511
Other Assets:
Goodwill	119,205	119,205
Deferred financing costs	2,638	2,880
Deferred income taxes — long-term	7,459	7,459
Other	682	730

Total other assets	129,984	130,274

	$236,452	$237,023

Liabilities and Shareholders’ Equity
Current Liabilities:
Current maturities of long-term debt	$2,957	$2,957
Notes payable to banks	9,070	9,283
Accounts payable	22,989	22,570
Accrued expenses	9,264	10,519
Accrued interest	2,732	241
Accrued income taxes	911	856
Liabilities of discontinued operations	—	1,928

Total current liabilities	47,923	48,354

Other noncurrent liabilities	4,365	4,436
Long term debt, less current maturities	174,497	167,022
Shareholders’ Equity:
Capital stock $.01 par value — authorized 1,000 shares, 100 shares issued	—	—
Additional paid-in capital	99,273	99,273
Retained deficit	(93,111)	(83,125)
Accumulated other comprehensive loss	3,505	1,063

Total shareholders’ equity	9,667	17,211

	$236,452	$237,023

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMTROL INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations
(Unaudited — in thousands)

	Quarter Ended
	April 3,	March 31,
	2004	2003
Net sales	$52,655	$48,958
Cost of goods sold	41,139	38,371

Gross profit	11,516	10,587
Operating expenses:
Selling, general and administrative	7,266	6,725

Income from operations	4,250	3,862
Other income (expense):
Interest expense	(5,478)	(4,726)
Interest income	41	27
Gain on extinguishment of debt	—	1,512
Other, net	66	(62)

Income/(loss) from continuing operations before provision for income taxes	(1,121)	613
Provision for income taxes	145	663

Loss from continuing operations	(1,266)	(50)
Discontinued operations:
Loss from sale of subsidiary, net	(8,331)	—
Loss from discontinued operations, net	(389)	(732)

Net loss	$(9,986)	$(782)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMTROL INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Shareholders’ Equity
(Unaudited — in thousands)

Quarter Ended April 3, 2004

				Accumulated Other
		Additional Paid-		Comprehensive	Comprehensive
	Common Stock	in Capital	Retained Deficit	Income/(Loss)	Loss
Balance, December 31, 2003	$—	$99,273	$(83,125)	$1,063	$—
Net loss	—	—	(9,986)	—	(9,986)
Derivative instrument valuation adjustment	—	—	—	37	37
Currency translation adjustment	—	—	—	2,405	2,405

Balance, April 3, 2004	$—	$99,273	$(93,111)	$3,505	$(7,544)

Quarter Ended March 31, 2003

				Accumulated Other
		Additional Paid-		Comprehensive	Comprehensive
	Common Stock	in Capital	Retained Deficit	Loss	Loss
Balance, December 31, 2002	$—	$99,273	$(81,393)	$(2,031)	$—
Net loss	—	—	(782)	—	(782)
Derivative instrument valuation adjustment	—	—	—	73	73
Currency translation adjustment	—	—	—	185	185

Balance, March 31, 2003	$—	$99,273	$(82,175)	$(1,773)	$(524)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMTROL INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
(Unaudited — in thousands)

	Quarter Ended
	April 3,	March 31,
	2004	2003
Cash Flows Provided by (Used in) Operating Activities:
Loss from continuing operations	$(1,266)	$(50)
Loss from discontinued operations	(8,720)	(732)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities -
Depreciation and amortization	2,193	2,258
Provision for losses on accounts receivable	18	18
Gain on purchase of senior subordinated notes	—	(1,512)
Net assets of discontinued operations	5,011	(418)
Changes in operating assets and liabilities	(1,076)	(1,004)

Net cash used in operating activities	(3,840)	(1,440)

Cash Flows Provided by (Used in) Investing Activities:
Capital expenditures	(1,768)	(410)
Proceeds from sale of discontinued business	125	—

Net cash used in investing activities	(1,643)	(410)

Cash Flows Provided by (Used in) Financing Activities:
Repayment of debt	(35,512)	(37,424)
Issuance of debt	42,748	38,243

Net cash provided by financing activities	7,236	819

Net increase (decrease) in cash and cash equivalents	1,753	(1,031)
Effect of exchange rate changes on cash and cash equivalents	(32)	44
Cash and cash equivalents, beginning of period	13,289	1,699

Cash and cash equivalents, end of period	$15,010	$712

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

The Company generally recognizes revenue upon shipment of its products to customers net of applicable provisions for discounts and allowances. Allowances for cash discounts and volume rebates, among others, are recorded as a reduction to revenue at the time of sale based upon the estimated future outcome. Cash discounts and volume rebates are based upon certain percentages and sales targets agreed to with the Company’s customers, which are typically earned by the customers over an annual period. The allowance for volume rebates is consistent with the provisions of EITF 00-22, Accounting for “Points” and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to Be Delivered in the Future. At April 3, 2004 and March 31, 2003, the Company had accrued $1.2 million for such volume allowances. These amounts are included in accrued expenses in the accompanying condensed consolidated balance sheets.

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

Concentration of Credit Risk

The Company extends credit to almost all its customers on an uncollateralized basis. Concentration of credit and geographic risk with respect to accounts receivable is limited due to the large number of and general dispersion of accounts that constitute the Company’s customer base. The Company periodically performs credit evaluations of its customers. At April 3, 2004 and March 31, 2003, there were no customers accounting for greater than ten percent of the Company’s accounts receivable. The Company has not experienced significant credit losses on customers’ accounts.

The Company invests its excess cash in highly liquid short-term investments. The Company has established guidelines that maintain safety and liquidity and reviews these guidelines as economic conditions change. The Company has not experienced any losses on its cash equivalents or short-term investments.

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

The following chart illustrates the changes in the Company’s warranty reserve:

(in thousands)

	April 3,	March 31,
	2004	2003
Balance, beginning of period	$3,065	$2,269
Warranties issued during year	269	321
Claims during year	(461)	(321)

Balance, end of period	$2,873	$2,269

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

During the current quarter, the Company used forward contracts, generally three months in duration, to hedge the Company’s foreign currency exposures. The foreign currency exposures relate primarily to its operations in Portugal. A portion of revenues from the Company’s Portuguese operations were denominated in U.S. dollars and British Pounds so as the Euro changed, the corresponding value of these receivables also changed. At April 3, 2004, the Company’s Portuguese operations had forward contracts for the purchase of $2.4 million and £800,000 with maturity dates through August 2004. The value of these forward contracts was immaterial to the balance sheet of the Company.

Recent Accounting Pronouncements

In January 2003, the FASB issued FASB Interpretation 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (Interpretation 46). In December 2003, the FASB issued a revision to Interpretation 46 to make certain technical corrections and address certain implementation issues that had arisen. Interpretation 46, as revised, provides a new framework for identifying variable interest entities (VIEs) and determining when a company should include the assets, liabilities, noncontrolling interests and results of activities of a VIE in its consolidated financial statements. Interpretation 46 was effective immediately for VIEs created after January 31, 2003. The provisions of Interpretation 46, as revised, are required to be adopted by the Company in 2005. The adoption of this Interpretation is not expected to have a material impact on the Company’s overall financial position and results of operations.

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

The Foothill Facility provides the Company (i) a term loan facility consisting of (a) a five-year Term A Loan maturing in December 2006, with an outstanding principal amount of $6.4 million at April 3, 2004, bearing interest at the Wells Fargo Reference Rate (approximates the prime rate) plus 0.75% (4.75%), and (b) a four-year Term B Loan maturing December 2005, with an outstanding principal amount of $20.0 million as of April 3, 2004, bearing interest at the Wells Fargo Reference Rate plus 3.5% and a paid-in-kind (“PIK”) component of 3.5% (11.0%) (collectively the “Term Loans”) and (ii) a five-year Revolving Credit Facility maturing December 2006, bearing interest at LIBOR plus 2.5% or the Wells Fargo Reference Rate plus 0.5% (4.50%), providing the lesser of (a) $30.0 million less the aggregate outstanding principal amount of the Term A Loan less letter of credit usage and (b) borrowing base less letter of credit usage. At April 3, 2004, total availability and aggregate borrowings under the Revolving Credit Facility were $13.7 million and $12.0 million, respectively.

On November 18, 2003, the Company amended its Foothill Facility by entering into the First Amendment and Waiver to Loan and Security Agreement (the “First Amendment”) and also amended its Cypress Facility by entering into the Second Amendment to Loan and Security Agreement (the “Second Amendment”), (collectively the “Amendments”). The First Amendment increased the Term B Loan by

$15.0 million to $20.3 million and extended the maturity date of Term B Loan to December 26, 2005. Commitments under the Revolving Credit Facility and Term A Loan were reduced in the aggregate from $35.0 million to $30.0 million. The additional funds provided by the First Amendment will be used for capital investment programs, general working capital purposes and may also be used to purchase the Company’s Senior Subordinated Notes in an aggregate amount not to exceed $5.0 million. The First Amendment also revised certain covenants to be more consistent with the Company’s business plans. The amendments did not effect the maturity date (December 26, 2006) of the Revolving Credit Facility, Term A Loan and the Cypress Facility.

Upon execution of the First Amendment and Second Amendment in 2003, the Company was required per EITF 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments,” to record a loss of $0.5 million on extinguishment of debt for unamortized costs associated with the original Term B Loan and any bank related fees in relation to the recent Amendments.

The Cypress Facility consists of term loans totaling $35.0 million (the “Term C Loan”). The Term C Loan, with an outstanding principal amount of $41.3 million as of April 3, 2004, has a maturity date of December 26, 2006, and bears Pay-In-Kind (PIK) interest fixed at 12% per annum paid quarterly, which at the lenders option can be paid in common stock of the Company. In connection with the Cypress Facility, AMTROL Holdings, Inc issued the lenders under the Cypress Facility 60,000 warrants to purchase approximately 5.2% of its common stock on a fully diluted basis. The 60,000 warrants, which have an exercise price of $.01 and are exercisable immediately, were valued at $3.4 million using the Black-Scholes model. This amount was recorded as a discount to the Term C Loan debt and included as a component of shareholders’ equity. The Company expects that the effective interest rate associated with the Term C Loan will be greater than 12% given the additional interest expense associated with the warrants.

The Foothill Facility and Cypress Facility contain certain affirmative and negative covenants and restrictions, such as EBITDA and Fixed Charges Ratio on a North America and Worldwide basis. As of April 3, 2004, the Company was in compliance with the various covenants of the Cypress Facility and Foothill Facility.

Senior Subordinated Notes

The Company has $97.8 million of Senior Subordinated Notes due November 2006 (the “Notes”), which are unsecured obligations of the Company and bear interest at a rate of 10.625% per annum payable semi-annually on June 30 and December 31.

The Notes are redeemable at the option of the Company on or after December 31, 2003, in whole or in part, at par. Upon a “Change of Control” (as defined in the Indenture), each Note holder has the right to require the Company to repurchase such holder’s Notes at a purchase price of 101% of the principal amount plus accrued interest. The Indenture contains certain affirmative and negative covenants and restrictions. As of April 3, 2004, the Company was in compliance with the various covenants of the Notes.

During the quarter ended March 2003, the Company purchased a portion of the Notes with a face value of $2.6 million. The purchase was financed through the issuance of additional Term C debt of $1.1 million. The extinguishment resulted in a gain of $1.5 million that was included in Gain on extinguishment of debt on the Company’s condensed consolidated statement of operations. The Company and/or affiliates of the Company, including entities related to Cypress may continue, from time to time, to purchase the Notes previously issued by the Company in the open market or by other means.

5.	Discontinued Operations

The Company, on February 27, 2004, completed the sale of the stock of AMTROL Holdings GmbH (“Holdings”) to DTT NOVA Beteiligungen GmbH & Co. KG (“DTT”) for approximately 300,000 Euros or $375,000. Holdings’ principal subsidiary is AMTROL Nova GmbH & Co. KG, a German-based manufacturer of indirect fired water heaters. DTT is a German-based company that operates as a manufacturer of water heaters.

Holdings’ results of operations were included within the Company’s Europe segment. The Company has treated the sale of Holdings as a discontinued operation in this quarterly report on Form 10-Q for the period ended April 3, 2004 and accordingly the results of operations of Holdings will be excluded from continuing operations for all periods presented. In addition, the assets and liabilities of Holdings will be reflected as assets and liabilities from discontinued operations for all condensed consolidated balance sheets presented. There was no interest expense allocated to this discontinued operation.

6.	Inventories

Inventories are stated at the lower of cost or market and were as follows (in thousands):

	April 3,	December 31,
	2004	2003
Raw materials and work in process	$13,251	$13,709
Finished goods	8,794	10,636

	$22,045	$24,345

7.	Accounting for Derivative Instruments and Hedging Activities

The Company has an interest rate swap contract and an interest rate cap (the “Contract”) outstanding as of April 3, 2004, with an initial notional amount of $15 million. Under this arrangement, which will mature on June 30, 2004, the Company receives the 90-day LIBOR rate and pays a fixed rate of 4.60% for the period from January 1, 2001 through maturity, unless LIBOR increases to 7.1%. If LIBOR increases to 7.1%, then the Company continues to receive the 90-day LIBOR rate but then would pay the 90-day LIBOR rate for all subsequent periods capped at a maximum of 7.1%. The LIBOR rate has not exceeded 7.1% since inception of the Contract. The Contract was designated as a cash flow hedge of variable future cash flows associated with the Foothill Agreement Term Loan A and B Debt.

As of April 3, 2004, the fair value of the instrument ($19 thousand) was recorded in other non-current liabilities with a corresponding entry to accumulated other comprehensive loss. Subsequent changes in the fair value of the swap will be recorded through accumulated other comprehensive loss (except for changes related to ineffectiveness, which will be recorded currently through operations). The Company does not currently anticipate any material ineffectiveness under the hedge for 2004.

8. Provision for Income Taxes

The effective income tax rates used in the interim consolidated financial statements are estimates of the full year’s rates. Net deferred tax assets recognized on the Company’s balance sheet continue to require management’s evaluation as to their realization. Although realization is not assured, management believes it is more likely than not that the net deferred tax assets will be realized. The amount expected to be realized is based upon estimates derived from tax planning strategies which the Company believes are currently prudent and feasible. A valuation allowance has been provided for certain net operating loss carryforwards as the realizability of the carryforwards is uncertain. Additions to the valuation allowance may be required in the event that estimates are changed.

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

The Company’s European segment includes its facilities in Guimaraes, Portugal and Swarzedz, Poland. The Guimaraes facility manufactures returnable and non-returnable steel gas cylinders for storing cooking, heating and refrigerant gases that are marketed worldwide. The Swarzedz facility refurbishes gas cylinders.

The primary criteria by which financial performance is evaluated and resources are allocated include revenues and EBITDA. EBITDA is earnings (net income/loss) before interest, taxes, depreciation and amortization. The method of calculating EBITDA is consistent with the definition contained in the Foothill Agreement and the Indenture. Readers of financial statements frequently consider EBITDA a useful tool in evaluating a company’s performance. Therefore, the Company believes that inclusion of EBITDA is useful supplemental information. However, EBITDA is not a measure of true cash flow since it does not incorporate changes of other assets or liabilities that may generate or require cash. EBITDA is not a generally accepted accounting measure. The following is a summary of key financial data by segment:

	April 3,	March 31,
	2004	2003
Net Sales to external customers
North America
US	$31,030	$27,874
Other	1,808	1,720
Europe
Portugal	19,525	18,878
Other	292	486

Consolidated	$52,655	$48,958

Income from operations
North America	$3,238	$2,112
Europe	1,012	1,750

Consolidated	$4,250	$3,862

EBITDA
North America	$4,381	$3,423
Europe	1,848	2,415

Consolidated	$6,229	$5,838

	April 3,	December 31,
	2004	2003
Long-Lived assets
North America
US	$115,532	$115,819
Other	10	10
Europe
Portugal	32,117	31,999
Other	1,775	1,888

Consolidated	$149,434	$149,716

10. Commitments and Contingencies

At April 3, 2004, the Foothill Facility contained a sublimit to support the issuance of letters of credit in the amount of $3.0 million. At April 3, 2004, letters of credit outstanding amounted to $0.8 million.

The Company is subject to contingencies, including legal proceedings and claims arising out of its businesses that cover a wide range of matters, including, among others, environmental matters, contract and employment claims, workers compensation claims, product liability and warranty.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

This section should be read in conjunction with the condensed Consolidated Financial Statements of the Company included elsewhere herein and the Company’s Form 10-K for 2003.

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

	For the Quarter Ended
	April 3, 2004	March 31, 2003
Net sales	100.0%	100.0%
Cost of goods sold	78.1	78.4

Gross profit	21.9	21.6
Selling, general and administrative expenses	13.8	13.7

Income from operations	8.1	7.9
Interest expense	(10.4)	(9.7)
Interest income	0.1	0.1
Other income, net	0.1	3.0

Income/(loss) from continuing operations before provision for income taxes	(2.1)	1.3
Provision for income taxes	0.3	1.4

Loss from continuing operations	(2.4)	(0.1)
Loss from discontinued operations, net	(16.6)	(1.5)

Net loss	(19.0)%	(1.6)%

Net Sales. Net sales for the first quarter of 2004 increased $3.7 million or 7.6% compared to the same period in 2003. In North America, net sales in the first quarter of 2004 increased $3.2 million or 11.0% as compared to the first quarter of 2003 due principally to improving economic conditions and increased well tank sales. Net sales in Europe increased $0.5 million or 2.3% due principally to the strengthening of the Euro against the U.S. dollar. If the value of the Euro had remained at the average level of the first quarter of 2003, reported net sales in Europe for the first quarter of 2004 would have decreased $2.3 million or 11.9% from the first quarter of 2003. The decrease is attributable principally to the curtailment of a major program with a U.S. based LPG Cylinder customer as the U.S. dollar weakened.

Gross Profit. Gross profit for the first quarter of 2004 increased $0.9 million or 8.8% from the first quarter of 2003. As a percentage of net sales, the gross profit percentage increased to 21.9% in 2004 from 21.6% in 2003. This increase was due principally to increased volume and product mix offset by increased steel costs in both North America and Europe.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the first quarter of 2004 increased by $0.5 million or 8.0% compared to 2003. The change was principally due to higher sales commissions as a result of the increase in North American sales and the strengthening of the Euro versus the U.S. dollar.

Gain on Extinguishment of Debt, Net. The decrease was principally due to the gain of $1.5 million recorded in 2003 on the extinguishment of a portion of the Company’s senior subordinated notes.

Income Taxes. Income taxes during the first quarter of 2004 decreased $0.5 million as compared to 2003. The decrease was principally the result of decreased operating profits in the Company’s European operations.

Net Loss. The net loss for the first quarter of 2004 of $10.0 million compares to a net loss in the first quarter of 2003 of $0.8 million reflecting the loss of $8.3 million incurred on the sale of the discontinued subsidiary.

Liquidity and Capital Resources

As of April 3, 2004, the Company’s operating capital (defined as accounts receivable and inventory, less accounts payable) increased $5.2 million from $29.0 as of December 31, 2003 to $34.2 million. Accounts receivable increased $7.9 million reflecting increased sales while inventories decreased $2.3 million due to aggressive inventory management. Accounts payable increased $0.4 million consistent with increased sales.

For the first three months of 2004, net cash used in operations of $3.8 million was $2.4 million more than the first three months of 2003 due principally to increased working capital requirements (defined as current assets less current liabilities) attributable to the higher sales and the strengthening of the Euro. Capital expenditures of $1.8 million were $1.4 million higher than in the first three months of 2003. The increased capital expenditures are attributable to specific productivity driven investments funded by a portion of additional Term B proceeds described below. Cash provided by financing activities during the quarter ended April 3, 2004 increased approximately $6.4 million to fund these increased working capital requirements and the additional capital expenditures.

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

The Foothill Facility provides the Company (i) a term loan facility consisting of (a) a five-year Term A Loan maturing in December 2006, with an outstanding principal amount of $6.4 million at April 3, 2004, bearing interest at the Wells Fargo Reference Rate (approximates the prime rate) plus 0.75% (4.75%), and (b) a four-year Term B Loan maturing December 2005 with outstanding principal amount of $20.0 million as of April 3, 2004, bearing interest at the Wells Fargo Reference Rate plus 3.5% and a paid-in-kind (“PIK”) component of 3.5% (11.0%) (collectively the “Term Loans”) and (ii) a five-year Revolving Credit Facility maturing December 2006, bearing interest at LIBOR plus 2.5% or the Wells Fargo Reference Rate plus 0.5% (4.50%), providing the lesser of (a) $30.0 million less the aggregate outstanding principal amount of the Term A Loan less letter of credit usage and (b) borrowing base less letter of credit usage. At April 3, 2004, total availability and aggregate borrowings under the Revolving Credit Facility were $13.7 million and $12.0 million, respectively.

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

Upon execution of the First Amendment and Second Amendment in 2003, the Company was required per EITF 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments,” to record a loss of $0.5 million on extinguishment of debt for unamortized costs associated with the original Term B Loan and any bank related fees in relation to the recent Amendments.

The Cypress Facility consists of term loans totaling $35.0 million (the “Term C Loan”). The Term C Loan, with an outstanding principal amount of $41.3 million as of April 3, 2004, has a maturity date of December 26, 2006, and bears Pay-In-Kind (PIK) interest fixed at 12% per annum paid quarterly, which at the lenders option can be paid in common stock of the Company. In connection with the Cypress Facility, AMTROL Holdings, Inc issued the lenders under the Cypress Facility 60,000 warrants to purchase approximately 5.2% of its common stock on a fully diluted basis. The 60,000 warrants, which have an exercise price of $.01 and are exercisable immediately, were valued at $3.4 million using the Black-Scholes model. This amount was recorded as a discount to the Term C Loan debt and included as a component of shareholder’s equity. The Company expects that the effective interest rate associated with the Term C Loan will be greater than 12% given the additional interest expense associated with the warrants.

The Foothill Facility and Cypress Facility contain certain affirmative and negative covenants and restrictions, such as EBITDA and Fixed Charges Ratio on a North America and Worldwide basis. As of April 3, 2004, the Company was in compliance with the various covenants of the Cypress Facility and Foothill Facility.

The Company has $97.8 million of Senior Subordinated Notes due November 2006 (the “Notes”), which are unsecured obligations of the Company and bear interest at a rate of 10.625% per annum payable semi-annually on June 30 and December 31. The Notes are redeemable at the option of the Company on or after December 31, 2003, in whole or in part, at par. Upon a “Change of Control” (as defined in the Indenture), each Note holder has the right to require the Company to repurchase such holder’s Notes at a purchase price of 101% of the principal amount plus accrued interest. The Indenture contains certain affirmative and negative covenants and restrictions. As of April 3, 2004, the Company was in compliance with the various covenants of the Notes.

During the quarter ended March 2003, the Company purchased a portion of the Notes with a face value of $2.6 million. The purchase was financed through the issuance of additional Term C debt of $1.1 million. The extinguishment resulted in a gain of $1.5 million that was included in Gain on extinguishment of debt on the Company’s Statement of Operations. The Company and/or affiliates of the Company, including entities related to Cypress may continue, from time to time, to purchase the Notes previously issued by the Company in the open market or by other means.

The Company intends to fund future working capital, capital expenditure and debt service requirements with its cash position, cash flow from operations and borrowings under the Revolving Credit Facility. Management believes that cash generated from these sources will be sufficient to meet the Company’s working capital and capital expenditure needs in the foreseeable future. Finally, the Company may consider other options to fund future working capital and capital expenditure needs, including the issuance of additional debt and equity securities.

The Company anticipates being able to refinance its senior secured debt and senior subordinated notes, which mature in 2006. The Company currently anticipates refinancing the senior secured debt with its existing lenders or other sources and expects to seek additional unsecured debt to cover the maturing Senior Subordinated Notes. However, there can be no assurances that the Company will be able to refinance the maturing debt.

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

Inflation

The Company believes that anticipated inflation rates will not have a materially adverse effect on its results of operations or its financial condition in 2004. However, there can be no assurance that sharply increasing raw material or fuel costs will not adversely affect the Company’s financial condition or results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in information relating to market risk since the Company’s disclosure included in Item 7A of Form 10-K as filed with the Securities and Exchange Commission on March 29, 2004.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of April 3, 2004, the Company, under the supervision and with the participation of its management, including its principal executive officer and principal financial officer, performed an evaluation of the Company’s disclosure controls and procedures, as required by Securities Exchange Act Rule 13a-15. Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that such disclosure controls and procedures are effective to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to them, particularly during the period for which the periodic reports are being prepared.

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

     (b) Reports on Form 8-K:

On March 12, 2004, a Form 8-K was filed in connection with the sale of the Company’s German subsidiary.

AMTROL INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMTROL INC.
Date: May 14, 2004	By:	/s/ ALBERT D. INDELICATO
Albert D. Indelicato
President, Chairman of the Board, Chief Executive Officer and Director

Date: May 14, 2004	By:	/s/ LARRY T. GUILLEMETTE
Larry T. Guillemette,
Executive Vice President, Chief Financial Officer and Treasurer