Form 10-Q
period 2004-07-03
AMTROL INC /RI/
filed 2004-08-13
CIK 853547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 3, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition period from ________ to ________

Commission file number   0-20328

AMTROL Inc.

(Exact Name of Registrant as Specified in its Charter)

Rhode Island	05-0246955

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1400 Division Road, West Warwick, RI 02893-1008

(Address of principal executive offices)

Registrant’s telephone number, including area code:   (401) 884-6300

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: $.01 Par Value: 100 shares of Common stock as of August 13, 2004.

AMTROL INC. AND SUBSIDIARIES

FORM 10-Q FOR THE QUARTER ENDED JULY 3, 2004

Part I     Financial Information

AMTROL INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited — In thousands)

	July 3,	December 31,
	2004	2003
Assets
Current Assets:
Cash and cash equivalents	$8,438	$13,289
Accounts receivable, less allowance for doubtful accounts	35,905	27,211
Inventories	23,770	24,345
Tax refund receivable	1,986	1,838
Deferred income taxes — short-term	1,489	1,489
Prepaid expenses and other	2,348	1,127
Assets of discontinued operations	—	6,939

Total current assets	73,936	76,238

Property, plant and equipment, net	29,723	30,511
Other Assets:
Goodwill	119,205	119,205
Deferred financing costs	2,388	2,880
Deferred income taxes — long-term	7,459	7,459
Other	704	730

Total other assets	129,756	130,274

	$233,415	$237,023

Liabilities and Shareholders’ Equity
Current Liabilities:
Current maturities of long-term debt	$2,957	$2,957
Notes payable to banks	7,717	9,283
Accounts payable	26,253	22,570
Accrued expenses	11,503	10,519
Accrued interest	18	241
Accrued income taxes	1,115	856
Liabilities of discontinued operations	—	1,928

Total current liabilities	49,563	48,354

Other noncurrent liabilities	3,868	4,436
Long term debt, less current maturities	170,134	167,022
Shareholders’ Equity:
Capital stock $.01 par value — authorized 1,000 shares, 100 shares issued	—	—
Additional paid-in capital	99,273	99,273
Retained deficit	(92,821)	(83,125)
Accumulated other comprehensive income	3,398	1,063

Total shareholders’ equity	9,850	17,211

	$233,415	$237,023

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMTROL INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations
(Unaudited — in thousands)

	QUARTER ENDED		SIX MONTHS ENDED
	July 3, 2004	June 30, 2003	July 3, 2004	June 30, 2003
Net sales	$52,668	$47,452	$105,323	$96,410
Cost of goods sold	40,153	36,358	81,292	74,729

Gross profit	12,515	11,094	24,031	21,681
Operating expenses:
Selling, general and administrative	6,885	6,251	14,151	12,976

Income from operations	5,630	4,843	9,880	8,705
Other income (expense):
Interest expense	(5,431)	(4,959)	(10,909)	(9,685)
Interest income	30	6	71	33
Gain on extinguishment of debt	—	—	—	1,512
Other, net	46	(8)	112	(70)

Income (loss) from continuing operations before provision for income taxes	275	(118)	(846)	495
Provision for income taxes	223	277	368	940

Income (loss) from continuing operations	52	(395)	(1,214)	(445)
Discontinued operations:
Gain (loss) from sale of subsidiary, net	238	—	(8,093)	—
Loss from discontinued operations, net	—	(320)	(389)	(1,052)

Net income (loss)	$290	($715)	($9,696)	($1,497)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMTROL INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Shareholders’ Equity
(Unaudited — in thousands)

Six Months Ended July 3, 2004

		Additional		Accumulated Other
	Common	Paid-in	Retained	Comprehensive	Comprehensive
	Stock	Capital	Deficit	Income (Loss)	Income (Loss)
Balance, December 31, 2003	$—	$99,273	$(83,125)	$1,063	$—
Net loss	—	—	(9,986)	—	(9,986)
Derivative instrument valuation adjustment	—	—	—	37	37
Currency translation adjustment	—	—	—	2,405	2,405

Balance, April 3, 2004	—	99,273	(93,111)	3,505	(7,544)
Net income	—	—	290	—	290
Derivative instrument valuation adjustment	—	—	—	19	19
Currency translation adjustment	—	—	—	(126)	(126)

Balance, July 3, 2004	$—	$99,273	$(92,821)	$3,398	$(7,361)

Six Months Ended June 30, 2003

		Additional		Accumulated Other
	Common	Paid-in	Retained	Comprehensive	Comprehensive
	Stock	Capital	Deficit	Income (Loss)	Income (Loss)
Balance, December 31, 2002	$—	$99,273	$(81,393)	$(2,031)	$—
Net loss	—	—	(782)	—	(782)
Derivative instrument valuation adjustment	—	—	—	73	73
Currency translation adjustment	—	—	—	185	185

Balance, March 31, 2003	—	99,273	(82,175)	(1,773)	(524)
Net loss	—	—	(715)	—	(715)
Derivative instrument valuation adjustment	—	—	—	78	78
Currency translation adjustment	—	—	—	1,279	1,279

Balance, June 30, 2003	$—	$99,273	$(82,890)	$(416)	$118

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMTROL INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
(Unaudited — in thousands)

	Six Months Ended
	July 3, 2004	June 30, 2003
Cash Flows Provided by (Used in) Operating Activities:
Loss from continuing operations	$(1,214)	$(445)
Loss from discontinued operations	(8,482)	(1,052)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities -
Depreciation and amortization	4,216	4,473
Provision for losses on accounts receivable	18	36
Gain on purchase of senior subordinated notes	—	(1,512)
Net assets of discontinued operations	5,011	(617)
Changes in operating assets and liabilities	(2,982)	(5,235)

Net cash used in operating activities	(3,433)	(4,352)

Cash Flows Provided by (Used in) Investing Activities:
Capital expenditures	(3,216)	(932)
Proceeds from sale of discontinued business	363	—

Net cash used in investing activities	(2,853)	(932)

Cash Flows Provided by (Used in) Financing Activities:
Repayment of debt	(83,784)	(73,640)
Issuance of debt	85,254	77,267

Net cash provided by financing activities	1,470	3,627

Net decrease in cash and cash equivalents	(4,816)	(1,657)
Effect of exchange rate changes on cash and cash equivalents	(35)	144
Cash and cash equivalents, beginning of period	13,289	1,699

Cash and cash equivalents, end of period	$8,438	$186

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

The Company generally recognizes revenue upon shipment of its products to customers net of applicable provisions for discounts and allowances. Allowances for cash discounts and volume rebates, among others, are recorded as a reduction to revenue at the time of sale based upon the estimated future outcome. Cash discounts and volume rebates are based upon certain percentages and sales targets agreed to with the Company’s customers, which are typically earned by the customers over an annual period. The allowance for volume rebates is consistent with the provisions of EITF 00-22, “Accounting for “Points” and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to Be Delivered in the Future.” At July 3, 2004 and June 30, 2003, the Company had accrued $2.4 million and $2.1 million, respectively, for such unpaid volume allowances. These amounts are included in accrued expenses in the accompanying condensed consolidated balance sheets.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and short-term investments that are readily convertible into cash with an original maturity to the Company of three months or less.

The Company invests its excess cash in highly liquid short-term investments. The Company has established guidelines that maintain safety and liquidity and reviews these guidelines as economic conditions change. The Company has not experienced any losses on its cash equivalents.

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

Concentration of Credit Risk

The Company extends credit to almost all its customers on an uncollateralized basis. Concentration of credit and geographic risk with respect to accounts receivable is limited due to the large number of and general dispersion of accounts that constitute the Company’s customer base. The Company periodically performs credit evaluations of its customers. At July 3, 2004 and June 30, 2003, there were no customers accounting for greater than ten percent of the Company’s accounts receivable. The Company has not experienced significant credit losses on customers’ accounts.

Inventories

The Company’s inventories are stated at the lower of cost or net realizable value including material, labor and manufacturing overhead (see Note 6). The Company records provisions, as appropriate, to write-down obsolete and excess inventory to estimated net realizable value. The process for evaluating obsolete and excess inventory often requires the Company to make subjective judgments and estimates concerning future sales levels, quantities and prices at which such inventory will be able to be sold in the normal course of business. Accelerating the disposal process or incorrect estimates of future sales potential may cause the actual results to differ from the estimates at the time such inventory is disposed or sold. The Company believes that its procedures for estimating such amounts are reasonable and historically have not resulted in material adjustments in subsequent periods when the estimates are adjusted to the actual amounts.

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

The following chart illustrates the changes in the Company’s warranty reserve:

(in thousands)

	Six Months Ended	Year Ended
	July 3, 2004	December 31, 2003
Balance, beginning of period	$3,065	$2,269
Warranties issued during the period	864	2,055
Claims during the period	(1,000)	(2,055)
Change in estimate	—	796

Balance, end of period	$2,929	$3,065

Goodwill

Goodwill represents the excess of acquisition costs over the estimated fair value of the net assets acquired. The Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”, which requires that amortization of goodwill cease and that the Company evaluate the recoverability of goodwill and other intangible assets annually, or more frequently if events or changes in circumstances, such as a decline in sales, earnings or cash flows, or material adverse changes in the business climate, indicate that the carrying value of an asset might be impaired. Goodwill is considered to be impaired when the net book value of a reporting unit exceeds its estimated fair value.

Fair values are established using a discounted cash flow methodology (specifically, the income approach). The determination of discounted cash flows is based on the Company’s strategic plans and long-range forecasts. The revenue growth rates included in the forecasts are the Company’s best estimates based on current and anticipated market conditions, and the profit margin assumptions are projected based on the current and anticipated cost structures.

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

During the current quarter, the Company used forward contracts, generally three months in duration, to hedge its foreign currency exposures. The foreign currency exposures relate primarily to the Company’s operations in Portugal. A portion of revenues from the Company’s Portuguese operations were denominated in U.S. dollars and British Pounds so as the Euro changed, the corresponding value of these receivables also changed. At July 3, 2004, the Company’s Portuguese operations had forward contracts for the purchase of $2.3 million and £600,000 with maturity dates through October 2004. The fair value of these forward contracts was immaterial to the balance sheet of the Company.

Recent Accounting Pronouncements

In January 2003, the FASB issued FASB Interpretation 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (“Interpretation 46”). In December 2003, the FASB issued a revision to Interpretation 46 to make certain technical corrections and address certain implementation issues that had arisen. Interpretation 46, as revised, provides a new framework for identifying variable interest entities (“VIEs”) and determining when a company should include the assets, liabilities, noncontrolling interests and results of activities of a VIE in its consolidated financial statements. Interpretation 46 was effective immediately for VIEs created after January 31, 2003. The provisions of Interpretation 46, as revised, are required to be adopted by the Company in 2005. The adoption of this Interpretation is not expected to have a material impact on the Company’s overall financial position and results of operations.

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

The Foothill Facility provides the Company (i) a term loan facility consisting of a (a) five-year Term A Loan maturing in December 2006, with an outstanding principal amount of $6.0 million at July 3, 2004, bearing interest at the Wells Fargo Reference Rate (approximates the prime rate) plus 0.75% (5.00%), and (b) a four-year Term B Loan maturing December 2005, with an outstanding principal amount of $19.8 million as of July 3, 2004, bearing interest at the Wells Fargo Reference Rate plus 3.5% and a paid-in-kind (“PIK”) component of 3.5% (11.25%) (collectively the “Term Loans”) and (ii) a five-year Revolving Credit Facility maturing December 2006, bearing interest at LIBOR plus 2.5% or the Wells Fargo Reference Rate plus 0.5% (4.75%), providing the lesser of (a) $30.0 million less the aggregate outstanding principal amount of the Term A Loan less letter of credit usage and (b) borrowing base less letter of credit usage. At July 3, 2004, total availability and aggregate borrowings under the Revolving Credit Facility were $13.4 million and $6.7 million, respectively.

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

Upon execution of the First Amendment and Second Amendment in 2003, the Company was required per EITF 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments”, to record a loss of $0.5 million on extinguishment of debt for unamortized costs associated with the original Term B Loan and any bank related fees in relation to the recent Amendments.

The Cypress Facility consists of term loans totaling $35.0 million (the “Term C Loan”). The Term C Loan, with an outstanding principal amount of $42.7 million (includes PIK interest of $7.7 million) as of July 3, 2004, has a maturity date of December 26, 2006, and bears PIK interest fixed at 12% per annum paid quarterly, which at the lenders option can be paid in common stock of the Company. In connection with the Cypress Facility, AMTROL Holdings, Inc issued the lenders under the Cypress Facility 60,000 warrants to purchase approximately 5.2% of its common stock on a fully diluted basis. The 60,000 warrants, which have an exercise price of $.01 and are exercisable immediately, were valued at $3.4 million using the Black-Scholes model. This amount was recorded as a discount to the Term C Loan debt and included as a component of shareholders’ equity. The Company expects that the effective interest rate associated with the Term C Loan will be greater than 12% given the additional interest expense associated with the warrants.

The Foothill Facility and Cypress Facility contain certain affirmative and negative covenants and restrictions, such as maintaining a minimum amount of earnings before interest, taxes, depreciation and amortization (“EBITDA”) and Fixed Charges Ratio on a North America and Worldwide basis. As of July 3, 2004, the Company was in compliance with the various covenants of the Cypress Facility and Foothill Facility.

Senior Subordinated Notes

The Company has $97.8 million of Senior Subordinated Notes due November 2006 (the “Notes”), which are unsecured obligations of the Company and bear interest at a rate of 10.625% per annum payable semi-annually on June 30 and December 31.

The Notes are redeemable at the option of the Company on or after December 31, 2003, in whole or in part, at par. Upon a “Change of Control” (as defined in the Indenture), each Notes holder has the right to require the Company to repurchase such holder’s Notes at a purchase price of 101% of the principal amount plus accrued interest. The Indenture contains certain affirmative and negative covenants and restrictions. As of July 3, 2004, the Company was in compliance with the various covenants of the Notes.

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

5.    Discontinued Operations

The Company, on February 27, 2004, completed the sale of the stock of AMTROL Holdings GmbH (“Holdings”) to DTT NOVA Beteiligungen GmbH & Co. KG (“DTT”) for approximately 300,000 Euros or $375,000 of which $238,000 was received during the second quarter. Holdings’ principal subsidiary is AMTROL Nova GmbH & Co. KG, a German-based manufacturer of indirect fired water heaters. DTT is a German-based company that operates as a manufacturer of water heaters.

Holdings’ results of operations were included within the Company’s Europe segment. The Company has treated the sale of Holdings as a discontinued operation in this quarterly report on Form 10Q for the periods ended July 3, 2004 and June 30, 2003 and accordingly the results of operations of Holdings are excluded from continuing operations for all periods presented. In addition, the assets and liabilities of Holdings are reflected as assets and liabilities from discontinued operations in the accompanying December 31, 2003 balance sheet. There was no interest expense allocated to this discontinued operation.

6.    Inventories

Inventories are stated at the lower of cost or market and were as follows (in thousands):

	July 3,	December 31,
	2004	2003
Raw materials and work in process	$15,533	$13,709
Finished goods	8,237	10,636

	$23,770	$24,345

7.    Accounting for Derivative Instruments and Hedging Activities

The Company had an interest rate swap contract and an interest rate cap (the “Contract”) that matured on June 30, 2004. The Company received the 90-day LIBOR rate and paid a fixed rate of 4.60%, unless LIBOR increased to 7.1%, for the period from January 1, 2001 through June 30, 2004. The Contract was designated as a cash flow hedge of variable future cash flows associated with the Foothill Agreement Term Loan A and B Debt.

8.    Provision for Income Taxes

The effective income tax rates used in the interim consolidated financial statements are estimates of the full year’s rates. Net deferred tax assets recognized on the Company’s balance sheet continue to require management’s evaluation as to their realization. Although realization is not assured, management believes it is more likely than not that the net deferred tax assets will be realized. The amount expected to be realized is based upon estimates derived from tax planning strategies which the Company believes are currently prudent and feasible. A valuation allowance has been provided for certain net operating loss carryforwards, as the realizability of those carryforwards is uncertain. Additions to the valuation allowance may be required in the event that estimates are changed.

9.    Business Segment Information

The Company’s reportable segments are delineated geographically. In addition to the geographic delineation, the segments are managed separately because of their different product offerings, markets served and cost structures.

The Company’s North America segment operates manufacturing facilities in Rhode Island, Kentucky, Maryland and Ohio, and operates a distribution facility in Ontario, Canada. This segment manufactures and markets products used principally in flow control, storage, heating, and other treatment of fluids in the water system and HVAC markets. These products are marketed throughout the world but primarily in North America, Western Europe and Asia.

The Company’s European segment includes its facilities in Guimaraes, Portugal and Swarzedz, Poland. The Guimaraes facility manufactures returnable and non-returnable steel gas cylinders for storing cooking, heating and refrigerant gases that are marketed worldwide. The Swarzedz facility refurbishes returnable gas cylinders.

The primary criteria by which financial performance is evaluated and resources are allocated include revenues and EBITDA. The method of calculating EBITDA is consistent with the definition contained in the Foothill Agreement, Cypress Agreement and the Indenture. Readers of financial statements frequently consider EBITDA a useful tool in evaluating a company’s performance. Therefore, the Company believes that inclusion of EBITDA is useful supplemental information. However, EBITDA is not a measure of true cash flow since it does not incorporate changes of other assets or liabilities that may generate or require cash. EBITDA is not a generally accepted accounting measure. The following is a summary of key financial data by segment:

	Quarter Ended		Six Months Ended
	July 3, 2004	June 30, 2003	July 3, 2004	June 30, 2003
Net Sales to external customers
North America US	$32,458	$29,321	$63,488	$57,195
Other	1,639	1,130	3,447	2,850
Europe
Portugal	18,213	16,439	37,738	35,317
Other	358	562	650	1,048

Consolidated	$52,668	$47,452	$105,323	$96,410

Income from operations
North America	$4,138	$3,249	$7,376	$5,361
Europe	1,492	1,594	2,504	3,344

Consolidated	$5,630	$4,843	$9,880	$8,705

EBITDA
North America	$5,267	$4,510	$9,648	$7,933
Europe	2,211	2,293	4,059	4,708

Consolidated	$7,478	$6,803	$13,707	$12,641

			July 30,	December 31,
			2004	2003

Long-lived assets
North America
US			$115,132	$115,819
Other			9	10
Europe
Portugal			32,022	31,999
Other			1,765	1,888

Consolidated			$148,928	$149,716

10.    Commitments and Contingencies

At July 3, 2004, the Foothill Facility contained a sublimit to support the issuance of letters of credit in the amount of $3.0 million. At July 3, 2004, letters of credit outstanding amounted to $1.5 million.

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

While it is impossible to ascertain the ultimate legal and financial liability with respect to contingent liabilities, including lawsuits, the Company believes that the aggregate amount of such liabilities, if any, in excess of amounts provided or covered by insurance, will not have a material adverse effect on the condensed consolidated financial position or results of operations of the Company. It is possible, however, that future results of operations for any particular future period could be materially affected by changes in our assumptions or strategies related to these contingencies or changes out of the Company’s control.

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

	QUARTER ENDED		SIX MONTHS ENDED
	July 3, 2004	June 30, 2003	July 3, 2004	June 30, 2003
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	76.2	76.6	77.2	77.5

Gross profit	23.8	23.4	22.8	22.5
Selling, general and administrative expenses	13.1	13.2	13.4	13.5

Income from operations	10.7	10.2	9.4	9.0
Interest expense	(10.4)	(10.5)	(10.4)	(10.0)
Interest income	0.1	—	0.1	—
Gain on extinguishment of debt	—	—	—	1.6
Other income (expense), net	0.1	—	0.1	(0.1)

Income (loss) from continuing operations before provision for income taxes	0.5	(0.3)	(0.8)	0.5
Provision for income taxes	0.4	0.5	0.3	1.0

Income (loss) from continuing operations	0.1	(0.8)	(1.1)	(0.5)
Income (loss) from discontinued operations, net	0.5	(0.7)	(8.1)	(1.1)

Net income (loss)	0.6%	(1.5)%	(9.2)%	(1.6)%

Three Months Ended July 3, 2004

Net Sales.   Net sales for the second quarter of 2004 increased $5.2 million or 11.0% compared to the same period in 2003. In North America, net sales in the second quarter of 2004 increased $3.6 million or 12.0% as compared to the second quarter of 2003 due principally to improving economic conditions, increased well tank sales and price increases to offset rising steel prices. Net sales in Europe increased $1.6 million or 9.2% due principally to the strengthening of the Euro against the U.S. dollar. If the value of the Euro had remained at the average level of the second quarter of 2003, reported net sales in Europe for the second quarter of 2004 would have increased $0.5 million or 2.7% from the second quarter of 2003.

Gross Profit.   Gross profit for the second quarter of 2004 increased $1.4 million or 12.8% from the second quarter of 2003. As a percentage of net sales, the gross profit percentage increased to 23.8% in 2004 from 23.4% in 2003. This increase was due principally to increased volume and favorable product mix in North America. Gross profit as a percentage of net sales for North America increased to 28.4% in 2004 from 27.3% in 2003. The impact of increased steel prices continued to be generally offset by price increases implemented by the Company.

Selling, General and Administrative Expenses.   Selling, general and administrative expenses for the second quarter of 2004 increased by $0.6 million or 10.1% compared to 2003. The change was principally due to higher sales commissions as a result of the increase in North American sales and the strengthening of the Euro versus the U.S. dollar.

Income Taxes.   Income taxes of $0.2 million during the second quarter of 2004 were substantially unchanged as compared to 2003.

Net Income (Loss).   The net income for the second quarter of 2004 of $0.3 million compares to a net loss in the second quarter of 2003 of $0.7 million. The change was principally due to increased sales volume and associated margin improvements in both North America and Europe.

Six Months Ended July 3, 2004

Net Sales.   Net sales for the first six months of 2004 increased $8.9 million or 9.2% compared to the same period in 2003. In North America, net sales in the first six months of 2004 increased $6.9 million or 11.5% as compared to the first six months of 2003 due principally to improving economic conditions, increased well tank sales and price increases to offset rising steel prices. Net sales in Europe increased $2.0 million or 5.6% due principally to the strengthening of the Euro against the U.S. dollar. If the value of the Euro had remained at the average level of the first six months of 2003, reported net sales in Europe for the first six months of 2004 would have decreased $1.8 million or 5.1% from the first six months of 2003. The decrease is attributable principally to the curtailment of a major program with a U.S. based LPG Cylinder customer as the U.S. dollar weakened.

Gross Profit.   Gross profit for the first six months of 2004 increased $2.4 million or 10.8% from the first six months of 2003. As a percentage of net sales, the gross profit percentage increased to 22.8% in 2004 from 22.5% in 2003. This increase was due principally to increased volume and favorable product mix in North America. Gross profit as a percentage of net sales for North America increased to 28.3% in 2004 from 26.6% in 2003.

The Company experienced significant increases in steel prices during the first half of 2004. To mitigate the impact of these increases on profitability, the Company has developed new sources of supply in both North America and Europe. These procurement actions coupled with price increases implemented by the Company during the first half of the year have generally offset the impact of increased steel prices on profitability.

Selling, General and Administrative Expenses.   Selling, general and administrative expenses for the first six months of 2004 increased by $1.2 million or 9.1% compared to 2003. The change was principally due to higher sales commissions as a result of the increase in North American sales and the strengthening of the Euro versus the U.S. dollar.

Gain on Extinguishment of Debt.   The decrease was principally due to the gain of $1.5 million recorded in 2003 on the extinguishment of a portion of the Company’s senior subordinated notes.

Income Taxes.   Income taxes during the first six months of 2004 decreased $0.6 million as compared to 2003. The decrease was principally the result of decreased operating profits in the Company’s European operations.

Net Loss.   The net loss for the first six months of 2004 of $9.7 million compares to a net loss in the first six months of 2003 of $1.5 million reflecting the loss of $8.1 million incurred on the sale of the discontinued subsidiary in February 2004.

Liquidity and Capital Resources

As of July 3, 2004, the Company’s operating capital (defined as accounts receivable and inventory, less accounts payable) increased $4.4 million from $29.0 million as of December 31, 2003 to $33.4 million. Accounts receivable increased $8.7 million reflecting increased sales while inventories decreased $0.6 million due to inventory management. Accounts payable increased $3.7 million consistent with increased sales.

For the first six months of 2004, net cash used in operations of $3.4 million was $0.9 million less than the first six months of 2003 due principally to decreased working capital requirements (defined as current assets less current liabilities) and cash interest. Capital expenditures of $3.2 million were $2.3 million higher than in the first six months of 2003. The increased capital expenditures are attributable to specific productivity driven investments funded by a portion of additional Term B proceeds described below. Cash provided by financing activities during the six months ended July 3, 2004 decreased approximately $2.2 million due to the use of a portion of the Term B financing from November 2003.

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

The Foothill Facility provides the Company (i) a term loan facility consisting of (a) a five-year Term A Loan maturing in December 2006, with an outstanding principal amount of $6.0 million at July 3, 2004, bearing interest at the Wells Fargo Reference Rate (approximates the prime rate) plus 0.75% (5.00%), and (b) a four-year Term B Loan maturing December 2005, with an outstanding principal amount of $19.8 million as of July 3, 2004, bearing interest at the Wells Fargo Reference Rate plus 3.5% and a paid-in-kind (“PIK”) component of 3.5% (11.25%) (collectively the “Term Loans”) and (ii) a five-year Revolving Credit Facility maturing December 2006, bearing interest at LIBOR plus 2.5% or the Wells Fargo Reference Rate plus 0.5% (4.75%), providing the lesser of (a) $30.0 million less the aggregate outstanding principal amount of the Term A Loan less letter of credit usage and (b) borrowing base less letter of credit usage. At July 3, 2004, total availability and aggregate borrowings under the Revolving Credit Facility were $13.4 million and $6.7 million, respectively.

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

Upon execution of the First Amendment and Second Amendment in 2003, the Company was required per EITF 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments”, to record a loss of $0.5 million on extinguishment of debt for unamortized costs associated with the original Term B Loan and any bank related fees in relation to the recent Amendments.

The Cypress Facility consists of term loans totaling $35.0 million (the “Term C Loan”). The Term C Loan, with an outstanding principal amount of $42.7 million (includes PIK interest of $7.7 million) as of July 3, 2004, has a maturity date of December 26, 2006, and bears PIK interest fixed at 12% per annum paid quarterly, which at the lenders option can be paid in common stock of the Company. In connection with the Cypress Facility, AMTROL Holdings, Inc issued the lenders under the Cypress Facility 60,000 warrants to purchase approximately 5.2% of its common stock on a fully diluted basis. The 60,000 warrants, which have an exercise price of $.01 and are exercisable immediately, were valued at $3.4 million using the Black-Scholes model. This amount was recorded as a discount to the Term C Loan debt and included as a component of shareholder’s equity. The Company expects that the effective interest rate associated with the Term C Loan will be greater than 12% given the additional interest expense associated with the warrants.

The Foothill Facility and Cypress Facility contain certain affirmative and negative covenants and restrictions, such as maintaining a minimum amount of Earnings before interest, taxes, depreciation & amortization and Fixed Charges Ratio on a North America and Worldwide basis.

As of July 3, 2004, the Company was in compliance with the various covenants of the Cypress Facility and Foothill Facility.

The Company has $97.8 million of Senior Subordinated Notes due November 2006 (the “Notes”), which are unsecured obligations of the Company and bear interest at a rate of 10.625% per annum payable semi-annually on June 30 and December 31. The Notes are redeemable at the option of the Company on or after December 31, 2003, in whole or in part, at par. Upon a “Change of Control” (as defined in the Indenture), each Notes holder has the right to require the Company to repurchase such holder’s Notes at a purchase price of 101% of the principal amount plus accrued interest. The Indenture contains certain affirmative and negative covenants and restrictions. As of July 3, 2004, the Company was in compliance with the various covenants of the Notes.

During the quarter ended March 2003, the Company purchased a portion of the Notes with a face value of $2.6 million. The purchase was financed through the issuance of additional Term C debt of $1.1 million. The extinguishment resulted in a gain of $1.5 million that was included in Gain on extinguishment of debt on the Company’s Condensed Statement of Operations. The Company and/or affiliates of the Company, including entities related to Cypress may continue, from time to time, to purchase the Notes previously issued by the Company in the open market or by other means.

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

Inflation

The Company believes that anticipated inflation rates for products other than steel will not have a materially adverse effect on its results of operations or its financial condition in 2004. To date, the Company has experienced rising steel prices through vendor surcharges and expects to incur these surcharges throughout the remainder of 2004. In order to mitigate these rising steel prices, the Company has instituted price increases to its customers to recover the majority of these rising steel costs. However, there can be no assurance that sharply increasing raw material or fuel costs will not adversely affect the Company’s financial condition or results of operations.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in information relating to market risk since the Company’s disclosure included in Item 7A of Form 10-K as filed with the Securities and Exchange Commission on March 29, 2004.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of July 3, 2004, the Company, under the supervision and with the participation of its management, including its principal executive officer and principal financial officer, performed an evaluation of the Company’s disclosure controls and procedures, as required by Securities Exchange Act Rule 13a-15. Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that such disclosure controls and procedures are effective to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to them, particularly during the period for which the periodic reports are being prepared.

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

AMTROL INC.
Date: August 13, 2004	By:	/s/ ALBERT D. INDELICATO
Albert D. Indelicato
President, Chairman of the Board, Chief Executive Officer and Director

Date: August 13, 2004	By:	/s/ LARRY T. GUILLEMETTE
Larry T. Guillemette,
Executive Vice President, Chief Financial Officer and Treasurer