Form 10-Q
period 2004-10-02
AMTROL INC /RI/
filed 2004-11-05
CIK 853547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 2, 2004

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: $.01 Par Value: 100 shares of Common stock as of November 5, 2004.

AMTROL INC. AND SUBSIDIARIES

FORM 10-Q FOR THE QUARTER ENDED OCTOBER 2, 2004

AMTROL INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets
(Unaudited – In thousands)

	October 2,	December 31,
	2004	2003
Assets
Current Assets:
Cash and cash equivalents	$9,143	$13,289
Accounts receivable, less allowance for doubtful accounts	31,764	27,211
Inventories	25,541	24,345
Tax refund receivable	2,331	1,838
Deferred income taxes - short-term	1,489	1,489
Prepaid expenses and other	2,574	1,127
Assets of discontinued operations	—	6,939

Total current assets	72,842	76,238

Property, plant and equipment, net	29,772	30,511
Other Assets:
Goodwill	119,205	119,205
Deferred financing costs	2,138	2,880
Deferred income taxes - long-term	7,459	7,459
Other	690	730

Total other assets	129,492	130,274

	$232,106	$237,023

Liabilities and Shareholders’ Equity
Current Liabilities:
Current maturities of long-term debt	$2,957	$2,957
Notes payable to banks	7,315	9,283
Accounts payable	22,584	22,570
Accrued expenses	11,797	10,519
Accrued interest	2,646	241
Accrued income taxes	1,467	856
Liabilities of discontinued operations	—	1,928

Total current liabilities	48,766	48,354

Other noncurrent liabilities	4,574	4,436
Long term debt, less current maturities	169,884	167,022
Shareholders’ Equity:
Capital stock $.01 par value - authorized 1,000 shares, 100 shares issued	—	—
Additional paid-in capital	99,273	99,273
Accumulated deficit	(94,303)	(83,125)
Accumulated other comprehensive income	3,912	1,063

Total shareholders’ equity	8,882	17,211

	$232,106	$237,023

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMTROL INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited - in thousands)

	QUARTER ENDED		NINE MONTHS ENDED
	October 2,	September 30,	October 2,	September 30,
	2004	2003	2004	2003
Net sales	$45,726	$42,892	$151,049	$139,302
Cost of goods sold	35,030	33,031	116,322	107,760

Gross profit	10,696	9,861	34,727	31,542
Operating expenses:
Selling, general and administrative	6,530	6,800	20,681	19,776

Income from operations	4,166	3,061	14,046	11,766
Other income (expense):
Interest expense	(5,402)	(5,012)	(16,311)	(14,697)
Interest income	25	6	96	39
Gain on extinguishment of debt	—	—	—	1,512
Other, net	(20)	7	92	(63)

Loss from continuing operations before provision for income taxes	(1,231)	(1,938)	(2,077)	(1,443)
Provision for income taxes	251	123	619	1,063

Loss from continuing operations	(1,482)	(2,061)	(2,696)	(2,506)
Discontinued operations:
Loss from sale of subsidiary, net	—	—	(8,093)	—
Loss from discontinued operations, net	—	(206)	(389)	(1,258)

Net loss	($1,482)	($2,267)	($11,178)	($3,764)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMTROL INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Shareholders’ Equity

(Unaudited - in thousands)

Nine Months Ended October 2, 2004

				Accumulated Other
	Common	Additional		Comprehensive	Comprehensive
	Stock	Paid-in Capital	Accumulated Deficit	Income (Loss)	Income (Loss)
Balance, December 31, 2003	$—	$99,273	$(83,125)	$1,063	$—
Net loss	—	—	(9,986)	—	(9,986)
Derivative instrument valuation adjustment	—	—	—	37	37
Currency translation adjustment	—	—	—	2,405	2,405

Balance, April 3, 2004	—	99,273	(93,111)	3,505	(7,544)
Net income	—	—	290	—	290
Derivative instrument valuation adjustment	—	—	—	19	19
Currency translation adjustment	—	—	—	(126)	(126)

Balance, July 3, 2004	—	99,273	(92,821)	3,398	(7,361)
Net loss	—	—	(1,482)	—	(1,482)
Currency translation adjustment	—	—	—	514	514

Balance, October 2, 2004	$—	$99,273	$(94,303)	$3,912	$(8,329)

Nine Months Ended September 30, 2003

				Accumulated Other
	Common	Additional		Comprehensive	Comprehensive
	Stock	Paid-in Capital	Accumulated Deficit	Income (Loss)	Income (Loss)
Balance, December 31, 2002	$—	$99,273	$(81,393)	$(2,031)	$—
Net loss	—	—	(782)	—	(782)
Derivative instrument valuation adjustment	—	—	—	73	73
Currency translation adjustment	—	—	—	185	185

Balance, March 31, 2003	—	99,273	(82,175)	(1,773)	(524)
Net loss	—	—	(715)	—	(715)
Derivative instrument valuation adjustment	—	—	—	78	78
Currency translation adjustment	—	—	—	1,279	1,279

Balance, June 30, 2003	—	99,273	(82,890)	(416)	118
Net loss	—	—	(2,267)	—	(2,267)
Derivative instrument valuation adjustment	—	—	—	85	85
Currency translation adjustment	—	—	—	131	131

Balance, September 30, 2003	$—	$99,273	$(85,157)	$(200)	$(1,933)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMTROL INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
(Unaudited - in thousands)

	Nine Months Ended
	October 2,	September 30,
	2004	2003
Cash Flows Provided by (Used in) Operating Activities:
Loss from continuing operations	$(2,696)	$(2,506)
Loss from discontinued operations	(8,482)	(1,258)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities -
Depreciation and amortization	6,164	6,639
Provision for losses on accounts receivable	33	55
Gain on purchase of senior subordinated notes	—	(1,512)
Net assets of discontinued operations	5,011	(1,023)
Changes in operating assets and liabilities	(367)	(1,732)

Net cash used in operating activities	(337)	(1,337)

Cash Flows Provided by (Used in) Investing Activities:
Capital expenditures	(4,644)	(1,567)
Proceeds from sale of discontinued business	363	—

Net cash used in investing activities	(4,281)	(1,567)

Cash Flows Provided by (Used in) Financing Activities:
Repayment of debt	(122,882)	(109,234)
Issuance of debt	123,359	111,605

Net cash provided by financing activities	477	2,371

Net decrease in cash and cash equivalents	(4,141)	(533)
Effect of exchange rate changes on cash and cash equivalents	(5)	197
Cash and cash equivalents, beginning of period	13,289	1,699

Cash and cash equivalents, end of period	$9,143	$1,363

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMTROL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly, in accordance with U.S. generally accepted accounting principles, the financial position, results of operations and cash flows of AMTROL Inc. and its subsidiaries (the “Company”) for the interim periods presented. Such adjustments consisted of only normal recurring items. The results of operations for the interim periods shown in this report are not necessarily indicative of results for any future interim period or for the entire year. These condensed consolidated financial statements do not include all disclosures associated with annual consolidated financial statements and accordingly should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K.

2. Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

The Company generally recognizes revenue upon shipment of its products to customers net of applicable provisions for discounts and allowances. Allowances for cash discounts and volume rebates, among others, are recorded as a reduction to revenue at the time of sale based upon the estimated future outcome. Cash discounts and volume rebates are based upon certain percentages and sales targets agreed to with the Company’s customers, which are typically earned by the customers over an annual period. The allowance for volume rebates is consistent with the provisions of EITF 00-22, “Accounting for ‘Points’ and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to Be Delivered in the Future.” At October 2, 2004 and December 31, 2003, the Company had accrued $3.4 million and $3.9 million, respectively, for such unpaid volume allowances. These amounts are included in accrued expenses in the accompanying condensed consolidated balance sheets.

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

Concentration of Credit Risk

The Company extends credit to almost all its customers on an uncollateralized basis. Concentration of credit and geographic risk with respect to accounts receivable is limited due to the large number of and general dispersion of accounts that constitute the Company’s customer base. The Company periodically performs credit evaluations of its customers. At October 2, 2004 and September 30, 2003, there were no customers accounting for greater than ten percent of the Company’s accounts receivable. The Company has not experienced significant credit losses on customers’ accounts.

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

The following chart illustrates the changes in the Company’s warranty reserve:

	Nine Months Ended	Year Ended
	October 2,	December 31,
(in thousands)	2004	2003
Balance, beginning of period	$3,065	$2,269
Warranties issued during the period	1,444	2,055
Claims during the period	(1,574)	(2,055)
Change in estimate	—	796

Balance, end of period	$2,935	$3,065

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

During the current quarter, the Company used forward contracts, generally three months in duration, to hedge its foreign currency exposures. The foreign currency exposures relate primarily to the Company’s operations in Portugal. A portion of revenues from the Company’s Portuguese operations were denominated in U.S. dollars and British Pounds so as the Euro changed, the corresponding value of these receivables also changed. At October 2, 2004, the Company’s Portuguese operations had forward contracts for the purchase of $1.1 million with maturity dates through December 2004. The fair value of these forward contracts was immaterial to the balance sheet of the Company.

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

The Foothill Facility provides the Company (i) a term loan facility consisting of a (a) five-year Term A Loan maturing in December 2006, with an outstanding principal amount of $5.5 million at October 2, 2004, bearing interest at the Wells Fargo Reference Rate (approximates the prime rate) plus 0.75% (5.50%), and (b) a four-year Term B Loan maturing December 2005, with an outstanding principal amount of $19.7 million as of October 2, 2004, bearing interest at the Wells Fargo Reference Rate plus 3.5% and a paid-in-kind (“PIK”) component of 3.5% (11.75%) (collectively the “Term Loans”) and (ii) a five-year Revolving Credit Facility maturing December 2006, bearing interest at LIBOR plus 2.5% or the Wells Fargo Reference Rate plus 0.5% (5.25%), providing the lesser of (a) $30.0 million less the aggregate outstanding principal amount of the Term A Loan less letter of credit usage and (b) borrowing base less letter of credit usage. At October 2, 2004, total availability and aggregate borrowings under the Revolving Credit Facility were $13.1 million and $5.5 million, respectively.

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

The Cypress Facility consists of term loans totaling $35.0 million (the “Term C Loan”). The Term C Loan, with an outstanding principal amount of $44.3 million (includes PIK interest of $9.3 million) as of October 2, 2004, has a maturity date of December 26, 2006, and bears PIK interest fixed at 12% per annum paid quarterly, which at the lenders option can be paid in common stock of the Company. In connection with the Cypress Facility, AMTROL Holdings, Inc issued the lenders under the Cypress Facility 60,000 warrants to purchase approximately 5.2% of its common stock on a fully diluted basis. The 60,000 warrants, which have an exercise price of $.01 and are exercisable immediately, were valued at $3.4 million using the Black-Scholes model. This amount was recorded as a discount to the Term C Loan debt and included as a component of shareholders’ equity. The Company expects that the effective interest rate associated with the Term C Loan will be greater than 12% given the additional interest expense associated with the warrants.

The Foothill Facility and Cypress Facility contain certain affirmative and negative covenants and restrictions, such as maintaining a minimum amount of earnings before interest, taxes, depreciation and amortization (“EBITDA”) and Fixed Charges Ratio on a North America and Worldwide basis. As of October 2, 2004, the Company was in compliance with the various covenants of the Foothill Facility and Cypress Facility.

Senior Subordinated Notes

The Company has $97.8 million of Senior Subordinated Notes due November 2006 (the “Notes”), which are unsecured obligations of the Company and bear interest at a rate of 10.625% per annum payable semi-annually on June 30 and December 31.

The Notes are redeemable at the option of the Company on or after December 31, 2003, in whole or in part, at par. Upon a “Change of Control” (as defined in the Indenture), each Notes holder has the right to require the Company to repurchase such holder’s Notes at a purchase price of 101% of the principal amount plus accrued interest. The Indenture contains certain affirmative and negative covenants and restrictions. As of October 2, 2004, the Company was in compliance with the various covenants of the Notes.

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

5. Discontinued Operations

The Company, on February 27, 2004, completed the sale of the stock of AMTROL Holdings GmbH (“Holdings”) to DTT NOVA Beteiligungen GmbH & Co. KG (“DTT”) for approximately 300,000 Euros or $375,000 which was received during 2004. Holdings’ principal subsidiary is AMTROL Nova GmbH & Co. KG, a German-based manufacturer of indirect fired water heaters. DTT is a German-based company that operates as a manufacturer of water heaters.

Holdings’ results of operations were included within the Company’s Europe segment. The Company has treated the sale of Holdings as a discontinued operation in this quarterly report on Form 10-Q for the periods ended October 2, 2004 and September 30, 2003 and accordingly the results of operations of Holdings are excluded from continuing operations for all periods presented. Net Sales excluded from continuing operations for the periods ended October 2, 2004 and September 30, 2003 were $1.9 million and $8.3 million, respectively. In addition, the assets and liabilities of Holdings are reflected as assets and liabilities from discontinued operations in the accompanying December 31, 2003 balance sheet. There was no interest expense allocated to this discontinued operation.

6. Inventories

Inventories are stated at the lower of cost or market and were as follows (in thousands):

	October 2,	December 31,
	2004	2003
Raw materials and work in process	$16,143	$13,709
Finished goods	9,398	10,636

	$25,541	$24,345

7. Accounting for Derivative Instruments and Hedging Activities

The Company had an interest rate swap contract and an interest rate cap (the “Contract”) that matured on June 30, 2004. The Company received the 90-day LIBOR rate and paid a fixed rate of 4.60%, unless LIBOR increased to 7.1%, for the period from January 1, 2001 through June 30, 2004. The Contract was designated as a cash flow hedge of variable future cash flows associated with the Foothill Agreement Term A Loan and Term B Loan debt.

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

The primary criteria by which financial performance is evaluated and resources are allocated include revenues and EBITDA. The method of calculating EBITDA is consistent with the definition contained in the Foothill Agreement, the Cypress Agreement and the Indenture. Readers of financial statements frequently consider EBITDA a useful tool in evaluating a company’s performance. Therefore, the Company believes that inclusion of EBITDA is useful supplemental information. However, EBITDA is not a measure of true cash flow since it does not incorporate changes of other assets or liabilities that may generate or require cash. EBITDA is not a generally accepted accounting measure. The following is a summary of key financial data by segment:

	Quarter Ended		Nine Months Ended
	Oct 2, 2004	Sept 30, 2003	Oct 2, 2004	Sept 30, 2003
Net Sales to external customers
North America
US	$29,873	$26,816	$93,361	$84,011
Other	1,975	1,762	5,422	4,612
Europe
Portugal	13,560	13,925	51,298	49,242
Other	318	389	968	1,437

Consolidated	$45,726	$42,892	$151,049	$139,302

Income from operations
North America	$3,524	$2,691	$10,900	$8,052
Europe	642	370	3,146	3,714

Consolidated	$4,166	$3,061	$14,046	$11,766

EBITDA
North America	$4,574	$3,936	$14,222	$11,869
Europe	1,297	1,055	5,356	5,763

Consolidated	$5,871	$4,991	$19,578	$17,632

	October 2,	December 31,
	2004	2003
Long-lived assets
North America
US	$114,494	$115,819
Other	9	10
Europe
Portugal	32,682	31,999
Other	1,792	1,888

Consolidated	$148,977	$149,716

10. Commitments and Contingencies

At October 2, 2004, the Foothill Facility contained a sublimit to support the issuance of letters of credit in the amount of $3.0 million. At October 2, 2004, letters of credit outstanding amounted to $1.3 million.

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

	QUARTER ENDED		NINE MONTHS ENDED
	October 2, 2004	September 30, 2003	October 2, 2004	September 30, 2003
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	76.6	77.0	77.0	77.4

Gross profit	23.4	23.0	23.0	22.6
Selling, general and administrative expenses	14.3	15.9	13.7	14.2

Income from operations	9.1	7.1	9.3	8.4
Interest expense	(11.8)	(11.6)	(10.8)	(10.5)
Interest income	—	—	0.1	—
Gain on extinguishment of debt	—	—	—	1.1
Other income (expense), net	—	—	—	—

Loss from continuing operations before provision for income taxes	(2.7)	(4.5)	(1.4)	(1.0)
Provision for income taxes	0.5	0.3	0.4	0.8

Loss from continuing operations	(3.2)	(4.8)	(1.8)	(1.8)
Loss from discontinued operations, net	—	(0.5)	(5.6)	(0.9)

Net loss	(3.2)%	(5.3)%	(7.4)%	(2.7)%

Three Months Ended October 2, 2004

Net Sales. Net sales for the third quarter of 2004 increased $2.8 million or 6.6% compared to the same period in 2003. In North America, net sales in the third quarter of 2004 increased $3.2 million or 11.4% as compared to the third quarter of 2003 due principally to improving economic conditions, increased well tank and cylinder sales and price increases implemented to offset rising steel prices. Net sales in Europe decreased $0.4 million or 3.0% due to weaker economic conditions and competitive circumstances in certain geographic markets offset by the strengthening of the Euro against the U.S. dollar. If the value of the Euro had remained at the average level of the third quarter of 2003, reported net sales in Europe for the third quarter of 2004 would have decreased $1.5 million or 10.7% from the third quarter of 2003.

Gross Profit. Gross profit for the third quarter of 2004 increased $0.8 million or 8.5% from the third quarter of 2003. As a percentage of net sales, the gross profit percentage increased to 23.4% in 2004 from 23.0% in 2003. This increase was due principally to increased volume. The impact of increased steel prices continued to be generally offset by price increases and productivity improvements realized at all factory locations.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the third quarter of 2004 decreased by $0.3 million or 4.0% compared to 2003. The change was principally due to lower salary expense due to a reduction in force initiated by the Company in December 2003 and lower software depreciation offset by the strengthening of the Euro versus the U.S. dollar.

Income Taxes. Income taxes of $0.3 million during the third quarter of 2004 increased $0.2 million as compared to 2003. The effective rate increased due to higher state income taxes.

Net Loss. The net loss for the third quarter of 2004 of $1.5 million compares to a net loss in the third quarter of 2003 of $2.3 million. The change was principally due to increased sales volume and associated earnings in North America.

Nine Months Ended October 2, 2004

Net Sales. Net sales for the first nine months of 2004 increased $11.7 million or 8.4% compared to the same period in 2003. In North America, net sales in the first nine months of 2004 increased $10.2 million or 11.5% as compared to the first nine months of 2003 due principally to improving economic conditions, increased well tank sales and price increases implemented to offset rising steel prices. Net sales in Europe increased $1.5 million or 3.1% due principally to the strengthening of the Euro against the U.S. dollar. If the value of the Euro had remained at the average level of the first nine months of 2003, reported net sales in Europe for the first nine months of 2004 would have decreased $3.5 million or 6.7% from the first nine months of 2003. The decrease is attributable principally to the curtailment of a major program with a U.S. based LPG Cylinder customer as the U.S. dollar weakened.

Gross Profit. Gross profit for the first nine months of 2004 increased $3.2 million or 10.1% from the first nine months of 2003. As a percentage of net sales, the gross profit percentage increased to 23.0% in 2004 from 22.6% in 2003. This increase was due principally to increased volume and favorable product mix in North America. Gross profit as a percentage of net sales for North America increased to 28.3% in 2004 from 27.4% in 2003.

The Company experienced significant increases in steel prices during the nine months of 2004. To mitigate the impact of these increases on profitability, the Company developed new sources of supply in both North America and Europe. These procurement actions coupled with price increases and productivity improvements at all factory locations during the nine month period generally offset the impact of increased steel prices on profitability.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the first nine months of 2004 increased by $0.9 million or 4.6% compared to 2003. The change was principally due to higher sales commissions and compensation expense as a result of the increase in North American sales and the strengthening of the Euro versus the U.S. dollar.

Gain on Extinguishment of Debt. The decrease was principally due to the gain of $1.5 million recorded in 2003 on the extinguishment of a portion of the Company’s senior subordinated notes.

Income Taxes. Income taxes during the first nine months of 2004 decreased $0.4 million as compared to 2003. The decrease was principally the result of decreased operating profits in the Company’s European operations.

Net Loss. The net loss for the first nine months of 2004 of $11.2 million compares to a net loss in the first nine months of 2003 of $3.8 million reflecting the loss of $8.1 million incurred on the sale of the discontinued subsidiary in February 2004.

Liquidity and Capital Resources

As of October 2, 2004, the Company’s operating capital (defined as accounts receivable and inventory, less accounts payable) increased $5.7 million from $29.0 million as of December 31,

2003 to $34.7 million. Accounts receivable and inventories increased $4.6 million and $1.2 million due to the increased sales levels. Accounts payable were substantially unchanged.

For the first nine months of 2004, net cash used in operations of $0.3 million was $1.0 million less than the first nine months of 2003 due principally to decreased working capital requirements (defined as current assets less current liabilities) and cash interest. Capital expenditures of $4.6 million were $3.1 million higher than in the first nine months of 2003. The increased capital expenditures are attributable to specific productivity driven investments funded by a portion of additional Term B proceeds described below. Cash provided by financing activities during the nine months ended October 2, 2004 decreased approximately $1.9 million due to improved operating profitability and the use of a portion of the Term B financing from November 2003.

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

The Foothill Facility provides the Company (i) a term loan facility consisting of (a) a five-year Term A Loan maturing in December 2006, with an outstanding principal amount of $5.5 million at October 2, 2004, bearing interest at the Wells Fargo Reference Rate (approximates the prime rate) plus 0.75% (5.50%), and (b) a four-year Term B Loan maturing December 2005, with an outstanding principal amount of $19.7 million as of October 2, 2004, bearing interest at the Wells Fargo Reference Rate plus 3.5% and a paid-in-kind (“PIK”) component of 3.5% (11.75%) (collectively the “Term Loans”) and (ii) a five-year Revolving Credit Facility maturing December 2006, bearing interest at LIBOR plus 2.5% or the Wells Fargo Reference Rate plus 0.5% (5.25%), providing the lesser of (a) $30.0 million less the aggregate outstanding principal amount of the Term A Loan less letter of credit usage and (b) borrowing base less letter of credit usage. At October 2, 2004, total availability and aggregate borrowings under the Revolving Credit Facility were $13.1 million and $5.5 million, respectively.

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

The Cypress Facility consists of term loans totaling $35.0 million (the “Term C Loan”). The Term C Loan, with an outstanding principal amount of $44.3 million (includes PIK interest of $9.3 million) as of October 2, 2004, has a maturity date of December 26, 2006, and bears PIK interest fixed at 12% per annum paid quarterly, which at the lenders option can be paid in common stock of the Company. In connection with the Cypress Facility, AMTROL Holdings, Inc issued the lenders under the Cypress Facility 60,000 warrants to purchase approximately 5.2% of its common stock on a fully diluted basis. The 60,000 warrants, which have an exercise price of $.01 and are exercisable immediately, were valued at $3.4 million using the Black-Scholes model. This amount was recorded as a discount to the Term C Loan debt and included as a component of shareholder’s equity. The Company expects that the effective interest rate associated with the Term C Loan will be greater than 12% given the additional interest expense associated with the warrants.

The Foothill Facility and Cypress Facility contain certain affirmative and negative covenants and restrictions, such as maintaining a minimum amount of Earnings before interest, taxes, depreciation & amortization and Fixed Charges Ratio on a North America and Worldwide basis. As of October 2, 2004, the Company was in compliance with the various covenants of the Foothill Facility and Cypress Facility.

The Company has $97.8 million of Senior Subordinated Notes due November 2006 (the “Notes”), which are unsecured obligations of the Company and bear interest at a rate of 10.625% per annum payable semi-annually on June 30 and December 31. The Notes are redeemable at the option of the Company on or after December 31, 2003, in whole or in part, at par. Upon a “Change of Control” (as defined in the Indenture), each Notes holder has the right to require the Company to repurchase such holder’s Notes at a purchase price of 101% of the principal amount plus accrued interest. The Indenture contains certain affirmative and negative covenants and restrictions. As of October 2, 2004, the Company was in compliance with the various covenants of the Notes.

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

Inflation

The Company believes that anticipated inflation rates for products other than steel will not have a materially adverse effect on its results of operations or its financial condition in 2004. To date, the Company has experienced rising steel prices through vendor surcharges and expects to incur these surcharges throughout the remainder of 2004. In order to mitigate the impact of rising steel prices, the Company has instituted price increases to its customers to recover the majority of these rising steel costs. However, there can be no assurance that sharply increasing raw material or fuel costs will not adversely affect the Company’s financial condition or results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in information relating to market risk since the Company’s disclosure included in Item 7A of Form 10-K as filed with the Securities and Exchange Commission on March 29, 2004.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of October 2, 2004, the Company, under the supervision and with the participation of its management, including its principal executive officer and principal financial officer, performed an evaluation of the Company’s disclosure controls and procedures, as required by Securities Exchange Act Rule 13a-15. Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that such disclosure controls and procedures are effective to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to them, particularly during the period for which the periodic reports are being prepared.

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

AMTROL INC.

Date:	November 5, 2004	By:	/s/ ALBERT D. INDELICATO
Albert D. Indelicato
President, Chairman of the Board,
Chief Executive Officer and
Director

Date:	November 5, 2004	By:	/s/ LARRY T. GUILLEMETTE
Larry T. Guillemette,
Executive Vice President,
Chief Financial Officer and
Treasurer