Form 10-K
period 2004-12-31
AMTROL INC /RI/
filed 2005-03-31
CIK 853547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT
TO SECTIONS 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the Transition period from ___to ___

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☑.

State the aggregate market value of the Registrant’s voting and non-voting common equity held by non-affiliates as of the last business day of the Registrant’s most recently completed second fiscal quarter: $0

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date: $0.01 Par Value: 100 shares outstanding as of March 31, 2005.

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

The Company was incorporated in Rhode Island in 1973, and is the successor of a Rhode Island corporation which was incorporated in 1946. On November 12, 1996, as a result of a merger agreement with AMTROL Holdings Inc. (“Holdings Inc.”) and its wholly owned subsidiary, AMTROL Acquisition Inc., the Company became a wholly-owned subsidiary of Holdings Inc., a Delaware corporation controlled by The Cypress Group LLC (“Cypress”). The Company’s principal executive offices are located at 1400 Division Road, West Warwick, Rhode Island 02893 (telephone number: (401) 884-6300).

Operations

AMTROL is a market leader in the manufacture of its principal products. The Company’s prominence is attributable to the strength of its brand names, product breadth, quality and innovation, as well as its marketing, distribution and manufacturing expertise. In addition, AMTROL’s principal markets are highly replacement oriented. A substantial portion of the Company’s core business comes from replacement sales. Sales can be affected by extreme weather conditions, as well as significant changes in economic circumstances.

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

During its 59-year history, AMTROL has established a strong partnership with wholesalers, supporting a broad distribution network serving approximately 1,600 customers throughout North America. The Company’s strong brand recognition and reputation for quality ensure that nearly every significant plumbing, pump specialty and HVAC wholesaler carries at least one line of its products. This facilitates new product introduction, effectively “pulling” the Company’s new products through its distribution system. The Company also offers a broad range of products, which allows the

Company’s customers to consolidate their purchases with the Company and manage inventory more efficiently. These factors have established AMTROL’s products as preferred brands and allow the Company to realize premium pricing on most of its premium branded products.

AMTROL ALFA Metalomecânica, S.A. (“AMTROL ALFA”), located in Guimaraes, Portugal, is Europe’s largest manufacturer of reusable steel gas cylinders, distributed worldwide and used principally for the storage of cooking and heating gases. AMTROL ALFA also produces non-returnable gas cylinders supplied to European and Asian customers which are used principally for the storage of refrigerant gases. AMTROL ALFA provides the Company with a low-cost international manufacturing base for all of the Company’s cylinder products and is an important source of supply for the Company’s international customers.

AMTROL Poland Sp z.o.o. (“AMTROL Poland”), located in Swarzedz, Poland refurbishes returnable gas cylinders, primarily for the Polish market. AMTROL Poland provides the Company with both a favorable manufacturing cost structure and close proximity to the gas cylinder markets in Central and Eastern Europe.

Net sales in geographic regions outside of the United States and Canada, primarily Europe, the Middle East, Africa and the Far East, accounted for 26.1%, 34.7% and 34.2% of the Company’s total net sales in fiscal years 2002, 2003 and 2004, respectively.

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

Indirect-Fired Water Heaters. In response to market demands for both an abundant supply of hot water and energy conservation, the Company offers a line of indirect-fired residential and commercial water heaters, which it manufactures and distributes under the brand name Boiler Mate™. Used in conjunction with a new or existing boiler installed to heat living and work areas, these water heaters offer an alternative to conventional gas and electric potable water heaters and tankless coils. Hot water is generated through the use of heat exchangers and circulators which circulate heated water from the boiler through a coil in the core of the water heater’s reservoir. The Boiler Mate Classic Series™, available in 26 and 41 gallon models, is sold primarily for residential applications. The Boiler Mate Premier Series™, a line of stainless steel models, offers sizes ranging from 60 to 120 gallons for light commercial applications and residential customers who require large amounts of hot water and rapid recovery time. In addition, the Company, as a result of continuing communication with key customers and installers, has introduced several new products. These include the Boiler Mate Top Down Series™, the dual-coil for commercial applications and the Boiler Mate™ in multiple colors. The Boiler Mate Top Down Series™ (41 gallon models) have the heat exchanger and all piping connections placed at the top for fast installation and easy maintenance.

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

Well Water Systems. The Company produces and sells well water accumulators for both residential and commercial applications under the brand names Well-X-Trol®, CHAMPION® and VALUE-WELL™, as well as under several other brand and private label programs. Virtually all of the well water accumulators sold by the Company incorporate an internally mounted rubber diaphragm that seals an air charge and allows pressure to increase as water fills the plastic-lined vessel. This design serves to control pressure while maintaining the separation of air and water in the vessel, thereby eliminating water logging (absorption of air into water) as well as reducing wear on switches, pump motors and other system components caused by more frequent on/off cycling. A typical well water system consists of a submersible or jet pump located in the well that pumps water to an AMTROL well water accumulator.

The well water accumulator is connected to the plumbing system in order to provide water on demand within a specific range of pressure as controlled by a pressure switch. As the water level and pressure in the vessel decreases, the diaphragm relaxes and the pressure switch causes the pump to cycle until a certain pressure is achieved in the system.

Water Treatment/Filtration Products. The Company offers a range of products to meet increasing global demand for improved water quality and water pressure. The Company manufactures and markets water softeners under the Water Soft™ brand. Other products such as reverse osmosis accumulators and related systems distributed by the Company can improve the quality of both municipal-supplied water and well water. A recent supplement to this product line is the Odor Oxidizer™ hydrogen sulfide removal system. This patented system removes offensive sulfur odor from potable water systems via a proprietary method that uses no chemicals or media. Due to the success of the Odor Oxidizer™ application, the Company has enhanced its product breadth to include the water treatment removal of iron (ARMOR - TROL™) and arsenic (SORB - TROL™). The Company also manufactures and markets products under the brand name AMTROL Pressuriser® that boosts water pressure where available pressure is not adequate.

Distribution and Marketing

The Company’s principal channel of distribution is plumbing, heating and pump specialty wholesalers. The Company maintains its presence in the United States and Canadian wholesale markets through a network of approximately 60 independent manufacturer’s representatives arranging sales on a commission basis, as well as 11 salaried direct sales professionals. To service its customers with greater efficiency, the Company has streamlined its representative network and, through consolidation of multiple lines of business, has brought a broader range of products to its wholesalers. The Company also provides certain of its products to the retail channel through its salaried direct sales force.

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

With the exception of one cylinder customer to whom global sales were approximately 5.6% of total consolidated net sales, no individual customer represented more than five percent of the Company’s net sales in 2004.

Manufacturing, Raw Materials and Suppliers

The Company manufactures its products primarily at its own facilities, many of which depend on the Company’s expertise in low pressure vessel construction. The Company takes advantage of the material economies and precision inherent in deep-draw stamping technology to manufacture products of superior performance and life.

In 2004, the Company experienced significant price increases for several key raw materials, energy and freight. Some raw materials such as steel were allocated, which exacerbated the cost pressures experienced throughout the year. In 2005, the Company anticipates upward cost pressure in these same categories, but the magnitude of these cost increases is anticipated to decline considerably. The Company anticipates that mitigating the impact of rising raw material costs and availability issues will require active management in 2005.

Capital expenditures in 2004 yielded significant material utilization and labor content reductions in nearly all product lines. Emphasis has been placed on low risk, basic automation, as well as, process and product variation reduction. In addition, productivity improvement techniques such as Kaizen, Visual Control and One-Piece Flow initiatives will continue to allow the Company to identify and eliminate waste in its cost structure.

During 2004, quality levels continued to improve. Field failures and sales returns experienced reductions over 2003 attributable to revision of rework policies and stringent enforcement of supplier quality protocols begun in 2003 that were further enhanced in 2004.

Emphasis on safety continues to be the primary focus at all of the Company's locations. During 2004, the Company’s OSHA frequency and severity rates were below industry standards set by the Bureau of Labor Statistics at each of its four manufacturing locations. Two of the Company’s facilities reported zero lost time injuries while the Rhode Island facility decreased its frequency rates by nearly 30% and its severity rates by approximately 50%.

The condition at the Company’s facilities and capital equipment are considered good. Capital expenditures in 2004 yielded further productivity improvements. As a result, the Company does not anticipate any capacity constraints.

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

Employees

As of December 31, 2004, the Company had 569 employees in the United States, none of who were represented by collective bargaining units. In addition, the Company had 749 employees in its international operations. Some of the Company’s international employees are represented by a works council. The Company considers relations with its employees to be good.

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

The Company monitors and reviews its procedures and policies for compliance with environmental laws. Based upon the Company’s experience to date, the Company operates in substantial compliance with environmental laws, and the cost of compliance with existing regulations is not expected to have a material adverse effect on the Company’s results of operations, financial condition or cash flows. However, future events, including changes in existing laws and regulations or enforcement policies, may give rise to additional compliance costs which could have a material adverse effect on the Company’s results of operations, financial condition or competitive position.

ITEM 2. PROPERTIES

The following table sets forth information regarding the Company’s principal properties each of which is owned by the Company unless otherwise indicated:

Location	Square Footage	Principal Use
	(approximate)
West Warwick, RI	270,000	Corporate Headquarters,
		Manufacturing, and Education Center
Guimaraes, Portugal	196,000	Manufacturing
North Kingstown, RI (a)	143,800	Distribution Center
Paducah, KY	46,300	Manufacturing
Mansfield, OH (a)	45,000	Manufacturing and Distribution Center
Baltimore, MD	37,000	Manufacturing
Swarzedz, Poland (a)	29,000	Manufacturing
Kitchener, Ontario(a)	18,400	Sales Office and Distribution

Total	785,500

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

ITEM 3. LEGAL PROCEEDINGS

From time to time, the Company is named as a defendant in legal actions. These legal actions include commercial disputes, agency proceedings and product liability, personal injury and other claims. However, management believes, after review of insurance coverage and consultation with legal counsel, that the ultimate resolution of the current pending legal actions to which it is a party will not likely have a material adverse effect on the Company’s results of operations, financial condition or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUERS OF EQUITY SECURITIES

All of the common stock of the Company is owned by Holdings Inc. and no trading market exists for the stock. All of the common stock of Holdings Inc. is held by affiliates of Cypress Merchant Banking Partners, L.P. and certain officers, directors and employees of the Company, and likewise there is no trading market for Holdings’ stock. For more information, see Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters”.

ITEM 6. SELECTED FINANCIAL DATA

The selected consolidated financial data presented below for and as of each of the years in the five-calendar-year period ended December 31, 2004 have been derived from the Consolidated Financial Statements of the Company, including the related notes thereto (fiscal years 2002 through 2004 have been audited by Ernst and Young). The information set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and with the Consolidated Financial Statements of the Company, including the related notes thereto, appearing elsewhere in this Form 10-K.

	Year Ended December 31,
	2000	2001	2002	2003	2004
	(in thousands)
Statement of Operations Data:
Net sales	$189,490	$175,096	$179,416	$185,046	$198,394
Cost of goods sold	142,861	133,374	136,556	144,761	152,136

Gross profit	46,629	41,722	42,860	40,285	46,258
Selling, general and administrative expenses	24,468	25,867	27,290	26,702	28,305
Amortization of goodwill	4,401	4,391	—	—	—

Income from operations	17,760	11,464	15,570	13,583	17,953
Interest expense, net	(18,926)	(18,964)	(19,867)	(19,499)	(21,512)
Gain (loss) on extinguishment of debt, net	—	(584)	—	6,760	—
Other income (expense), net	1,758	372	(385)	(100)	(55)

Loss from continuing operations before provision (benefit) for income taxes	592	(7,712)	(4,682)	744	(3,614)
Provision (benefit) for income taxes	2,699	(1,166)	774	1,166	9,737

Loss from continuing operations	(2,107)	(6,546)	(5,456)	(422)	(13,351)
Loss from discontinued operations	(2,039)	(2,869)	(5,381)	(1,310)	(8,863)
Cumulative effect of a change in accounting principle	—	—	(34,492)	—	—

Net loss	$(4,146)	$(9,415)	$(45,329)	$(1,732)	$(22,214)

Other Data:
Depreciation and amortization	$13,477	$12,788	$8,803	$9,744	$8,808
Capital expenditures	8,277	3,800	3,165	3,249	6,626

Balance Sheet Data (at period end):
Working capital (current assets less current liabilities)	$5,101	$8,602	$7,877	$27,884	$22,820
Total assets	271,104	264,455	226,873	237,023	228,240
Long-term debt, less current maturities	159,216	157,511	158,391	167,022	171,300
Shareholders’ equity (deficit)	59,872	58,219	15,849	17,211	(220)

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section should be read in conjunction with the Consolidated Financial Statements of the Company and related notes thereto included elsewhere herein.

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

In the North America segment, the Company’s principal markets are highly replacement oriented, with a substantial portion of the Company’s core business coming from replacement sales. Sales can be affected by extreme weather conditions, as well as significant changes in economic circumstances. During 2004, the Company experienced an increase in net sales due principally to implemented price increases during the year to offset rising steel costs, the impact of the strengthening of the Euro against the U.S. Dollar and volume increases. As a result of the combination of volume, foreign exchange rates and productivity improvements, the Company’s gross profit increased over 2003.

During 2004, the Company experienced increasing costs for several key raw materials (steel, copper, brass and rubber), energy and freight. The Company reacted to these higher raw material costs by implementing price increases throughout 2004. The Company acted aggressively to keep these price increases in check by developing new sources and through contracted purchases. The Company anticipates that mitigating the impact of rising steel prices and steel availability issues will require continued active management in 2005.

Emphasis on productivity improvements continued in 2004 via capital expenditures and continuous improvement activities such as Kaizen, Visual Control and One-Piece Flow Initiatives. These techniques allow the Company to identify and eliminate waste in its cost structure. In addition, management continues to explore and implement strategies in order to reduce its selling, general and administrative expenses.

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

All statements other than statements of historical fact included in this Form 10-K and elsewhere relating to the Company’s financial position, strategic initiatives and statements addressing industry developments are forward-looking statements. When incorporated in this discussion, the words “expect(s)”, “feel(s)”, “believe(s)”, “anticipate(s)” and similar expressions are intended to identify some of these forward-

looking statements. Forward looking statements include those containing these phrases but also any other statements that are not references to historical fact. Although the Company believes that the expectations reflected in such forward-looking statements are expressed in good faith and are believed to have a reasonable basis, there can be no assurance that such expectations or beliefs will result or be achieved or accomplished. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. The following are some of the important factors that can vary or change or involve substantial risk and cause actual results to differ materially from such expectations: the Company’s ability to successfully implement its business strategy; the availability and cost of raw materials; changes in domestic or foreign government regulation or enforcement policies, particularly related to refrigerant gases or cylinders and building and energy efficiency requirements or restrictions or limitations or general reduction in the use of domestic wells; significant weather conditions adverse to the Company’s business; development of competing technologies; acceptance of the Company’s existing and planned new products in international markets; competition in the Company’s markets, particularly price competition; the rate of growth of developing economies and demand for the Company’s products; the ultimate cost of future warranty and other claims relating to the Company’s products and business; whether the Company succeeds in acquiring new businesses; availability of capital; foreign exchange rates; increases in interest rates; the business abilities and judgment of personnel; and general economic, financial and business conditions, both domestically and internationally.

 Results of Operations

Fiscal 2004 Compared to Fiscal 2003

Consolidated Operations

The following table sets forth consolidated operating results for the fiscal years indicated:

	2004			2003
		% of Net	%		% of Net
In millions of dollars	Actual	Sales	Change	Actual	Sales
Net sales	$198.4	100.0%	7.2%	$185.0	100.0%
Cost of goods sold	152.1	76.7%	5.1%	144.7	78.2%

Gross profit	46.3	23.3%	14.9%	40.3	21.8%
Selling, general and administrative expenses	28.3	14.3%	6.0%	26.7	14.4%

Income from operations	18.0	9.0%	32.4%	13.6	7.4%
Other income (expense), net
Interest expense, net	(21.5)	-10.8%	10.3%	(19.5)	-10.5%
Gain on extinguishment of debt, net	—	0.0%	-100%	6.7	3.6%
Other, net	(0.1)	—%	0.0%	(0.1)	-0.1%

Income (loss) before income taxes	(3.6)	-1.8%	-614.3%	0.7	0.4%

Income tax expense	9.7	4.9%	781.8%	1.1	0.6%

Loss from continuing operations	(13.3)	-6.7%	-3225.0%	(0.4)	-0.2%
Loss from discontinued operations, net	(8.9)	-4.5%	-584.6%	(1.3)	-0.7%

Net loss	$(22.2)	-11.2%	-1205.9%	$(1.7)	-0.9%

Fiscal Year Ended December 31, 2004 Compared to Fiscal Year Ended December 31, 2003.

Net Sales. Net sales in 2004 increased $13.4 million or 7.2% to $198.4 million from $185.0 million in 2003. In North America, net sales increased $10.7 million or 9.1% as compared to 2003 due principally to implemented price increases during the year to offset rising steel costs, combined with volume increases. The volume increases were realized from its core product offering and a variety of new product introductions. Net sales in Europe increased $2.7 million or 4.0% as compared to 2003 due principally to the strengthening of the Euro against the U.S. dollar, mitigated by a reduction in volume. If the value of the Euro had remained at the average level of 2003, reported net sales in Europe for 2004 would have decreased $4.0 million or 5.9% from 2003.

Gross Profit. Gross profit increased $6.0 million in 2004 to $46.3 million from $40.3 million in 2003. As a percentage of net sales, gross profit in 2004 increased to 23.3% from 21.8% in 2003. This increase was due principally to the combination of volume, foreign exchange rates and productivity improvements discussed above.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $1.6 million or 6.0% in 2004 to $28.3 million from $26.7 million in 2003. The increase was primarily due to accrued performance-based compensation, higher commission expenses and the strengthening of the Euro versus the U.S. dollar, offset by a decline in expense attributable to personnel reductions and marketing expenses.

Interest Expense. Interest expense increased $2.1 million in 2004 as compared to 2003. The increase is primarily attributable to the additional Term B loan and increases in interest rates.

Gain on Extinguishment of Debt, Net. The decrease of $6.7 million was principally the result of a gain of $7.2 million recorded in 2003 on the purchase of $17.2 million of the Company’s outstanding Senior Subordinated Notes offset by a loss of $0.5 million on the extinguishment of debt for unamortized financing costs associated with the execution of the First Amendment and Second Amendment to the Loan and Security Agreement and Cypress Agreement.

Other Income (Expense), Net. Other income (expense), net for 2004 of $(0.1) million was unchanged as compared to 2003 of $(0.1) million.

Income Taxes. Income tax expense increased $8.6 million in 2004 as compared to 2003. The Company determined that an increase in the valuation allowance associated with its deferred tax assets of $8.9 million was required during 2004, as a result of the uncertainty surrounding the future utilization of the net operating loss carryforwards.

Net Loss. The net loss in 2004 of $22.2 million compares to a net loss in 2003 of $1.7 million. The reduction was principally due to increased North America earnings offset by the loss of $8.9 million incurred on the sale of the discontinued subsidiary in February 2004, the tax valuation allowance of $8.9 million and the gain of $6.8 million recorded in 2003 on the extinguishment of a portion of the Company’s senior subordinated notes.

Segment Operations

North America

The following table presents a summary of operating results for the fiscal years indicated:

	2004			2003
		% of Net	%		% of Net
In millions	Actual	Sales	Change	Actual	Sales
Net sales	$127.8	100.0%	9.1%	$117.1	100.0%
Cost of goods sold	90.5	70.8%	7.2%	84.4	72.1%

Gross profit	37.3	29.2%	14.1%	32.7	27.9%
Selling, general and administrative expenses	22.1	17.3%	8.9%	20.3	17.3%

Income from operations	$15.2	11.9%	22.6%	$12.4	10.6%

Units shipped	4.92			4.91

In North America, net sales increased $10.7 million or 9.1% as compared to 2003 due principally to implemented price increases during the year to mitigate rising steel costs combined with volume increases. The Company’s average selling price increased 8.9% in 2004 to $25.98 versus $23.85 as a function of both the implemented price increases and unit volume increases that reflect a mix shift to higher value products. The volume increases were realized from its core product offering and a variety of new product introductions. Gross profit increased $4.6 million in 2004 to $37.3 million from $32.7 million in 2003. As a percentage of net sales, gross profit in 2004 increased to 29.2% from 27.9% in 2003. This increase was due principally to the combination of additional volume, better product mix and productivity improvements totaling $0.7 million. Selling, general and administrative expenses increased $1.8 million or 8.9% to $22.1 million from $20.3 million in 2003. The increase was primarily due to accrued performance-based compensation of $1.7 million. Increased commission expenses of $0.5 million resulting from increased sales were offset by a decline in marketing expenses of $0.5 million.

Europe

The following table presents a summary of operating results for the fiscal years indicated:

	2004			2003
		% of Net	%		% of Net
In millions	Actual	Sales	Change	Actual	Sales
Net sales	$70.6	100.0%	4.0%	$67.9	100.0%
Cost of goods sold	61.6	87.3%	2.2%	60.3	88.8%

Gross profit	9.0	12.7%	18.4%	7.6	11.2%
Selling, general and administrative expenses	6.2	8.7%	-3.1%	6.4	9.4%

Income from operations	$2.8	4.0%	133.3%	$1.2	1.8%

Units shipped	4.00			4.38

In Europe, net sales increased $2.7 million or 4.0% as compared to 2003 due principally to the strengthening of the Euro against the U.S. dollar offset by a reduction in volume. The Company’s average selling price increased 13.9% in 2004 to $17.65 versus $15.50 due to the strengthening of the Euro against the U.S. dollar amounting to $1.64 or 76.3% of the change in average selling price and a favorable product mix. Gross profit increased approximately $1.4 million in 2004 to $9.0 million from $7.6 million in 2003. As a percentage of net sales, gross profit in 2004 increased to 12.7% from 11.2% in 2003. This increase was due principally to the strengthening of the Euro against the U.S. dollar of $0.8 million and productivity improvements, mitigated by a decrease in units shipped. Selling, general and administrative expenses decreased $0.2 million or 3.1% to $6.2 million from $6.4 million in 2003. The decrease was primarily due to a decline in depreciation expense of

$0.3 million, personnel reductions of $0.4 million and commissions of $0.1 million, offset by the strengthening of the Euro against the U.S. dollar of $0.6 million.

Fiscal 2003 Compared to Fiscal 2002

Consolidated Operations

The following table sets forth consolidated operating results for the fiscal years indicated:

	2003			2002
		% of Net	%		% of Net
In millions of dollars	Actual	Sales	Change	Actual	Sales
Net sales	$185.0	100.0%	3.1%	$179.4	100.0%
Cost of goods sold	144.7	78.2%	6.0%	136.5	76.1%

Gross profit	40.3	21.8%	-6.1%	42.9	23.9%
Selling, general and administrative expenses	26.7	14.4%	-2.2%	27.3	15.2%

Income from operations	13.6	7.4%	-12.8%	15.6	8.7%
Other income (expense), net
Interest expense, net	(19.5)	-10.5%	2.0%	(19.9)	-11.1%
Gain on extinguishment of debt, net	6.7	3.6%	100.0%	—	—
Other, net	(0.1)	-0.1%	66.7%	(0.3)	-0.2%

Income (loss) before income taxes	0.7	0.4%	115.2%	(4.6)	-2.6%

Income tax expense	1.1	0.6%	37.5%	0.8	0.4%

Loss from continuing operations	(0.4)	-0.2%	92.6%	(5.4)	-3.0%
Loss from discontinued operations, net	(1.3)	-0.7%	27.8%	(5.4)	-3.0%
Cumulative effect of a change in accounting principle	—	—	100.0%	(34.5)	-19.3%

Net loss	$(1.7)	-0.9%	96.2%	$(45.3)	-25.3%

Fiscal Year Ended December 31, 2003 Compared to Fiscal Year Ended December 31, 2002.

Net Sales. Net sales in 2003 increased $5.7 million or 3.2% to $185.1 million from $179.4 million in 2002. In North America, net sales decreased $5.2 million or 4.3% as compared to 2002 due principally to a decline in well drilling caused by above average rainfall and flooding in the mid-Atlantic and Midwestern regions of the U.S., and a decline in cylinder sales as a result of a temporary shut-down at a major customer’s facility. Net sales in Europe increased $10.8 million or 18.9% as compared to 2002 due principally to the strengthening of the Euro against the U.S. dollar.

Gross Profit. Gross profit decreased approximately $2.6 million in 2003 to $40.3 million from $42.9 million in 2002. As a percentage of net sales, gross profit in 2003 decreased to 21.8% from 23.9% in 2002. This decrease was due principally to the higher proportion of net sales from the Company’s European operations which have lower gross profit margins and increased steel costs in North America and Europe.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $0.6 million or 2.2% in 2003 to $26.7 million from $27.3 million in 2002. The strengthening of the Euro versus the U.S. dollar in 2003 largely offset a decline in expense attributable to certain one-time compensation costs incurred during the second quarter of 2002 of $0.8 million.

Interest Expense. Interest expense decreased $0.4 million in 2003 as compared to 2002. The decrease is primarily attributable to the purchase of a portion of the Company's outstanding senior subordinated notes during 2003.

Gain on Extinguishment of Debt, Net. The increase of $6.7 million was principally the result of a gain of $7.2 million recorded on the purchase of $17.2 million of the Company’s outstanding Senior Subordinated Notes offset by a loss of $0.5 million on the extinguishment of debt for unamortized financing costs associated with the execution of the First Amendment and Second Amendment to the Loan and Security Agreement and Cypress Agreement.

Other, Net. Other expense, net for 2003 was $0.1 million as compared to 2002 of $0.4 million. The improvement of $0.3 million was principally attributable to the reduction in currency exchange losses of $0.7 million offset by reduced grant income in 2003 versus 2002 of $0.5 million.

Income Taxes. Income tax expense increased $0.4 million in 2003 as compared to 2002 reflecting increased withholding taxes paid by the Company’s Europe segment. During 2002, management decided to discontinue the recognition of tax benefits associated with pre-tax losses from the Company’s U.S. operations. Net deferred tax assets recognized on the Company’s balance sheet continue to require management’s evaluation as to their realization. Although realization is not assured, management believes it is more likely than not that the net deferred tax assets will be realized. The amount expected to be realized is based upon estimates derived from tax planning strategies which the Company believes are currently prudent and feasible. A valuation allowance has been provided for certain net operating loss carryforwards as it is more likely than not that the related deferred tax assets for these carryforwards will not be realized. The total change in valuation allowance was a $3.6 million increase for the year December 31, 2002, and a $1.0 million increase for the year December 31, 2003.

Net Loss. The net loss in 2003 of $1.7 million compares to a net loss in 2002 of $45.3 million. The reduction was principally due to the goodwill impairment charge of $38.1 million recorded in 2002 combined with a gain of $7.2 million recorded in 2003 on the extinguishment of a portion of the Company’s senior subordinated notes.

Segment Operations

North America

The following table presents a summary of operating results for the fiscal years indicated:

	2003			2002
		% of Net	%		% of Net
In millions	Actual	Sales	Change	Actual	Sales
Net sales	$117.1	100.0%	-4.3%	$122.3	100.0%
Cost of goods sold	84.4	72.1%	-4.4%	88.3	72.2%

Gross profit	32.7	27.9%	-3.8%	34.0	27.8%
Selling, general and administrative expenses	20.3	17.3%	-6.9%	21.8	17.8%

Income from operations	$12.4	10.6%	1.6%	$12.2	10.0%

Units shipped	4.91			5.13

In North America, net sales decreased $5.2 million or 4.3% as compared to 2002 due principally to a decline in well drilling caused by above average rainfall and flooding in the mid-Atlantic and Midwestern regions of the U.S., and a decline in cylinder sales as a result of a temporary shut-down at a major customer’s facility. The Company’s average selling price remained stable at $23.85 versus $23.84 in 2002. Gross profit decreased $1.3 million in 2003 to $32.7 million from $34.0 million in 2002. As a percentage of net sales, gross profit in 2003 increased to 27.9% from 27.8% in 2002. This increase was due principally to lower revenues offset by productivity improvements. Selling, general and administrative expenses decreased $1.5 million or 6.9% to $20.3 million from $21.8 million in 2002. The decrease was primarily attributable to certain one-time compensation costs incurred during the second quarter of 2002 of $0.8 million, lower commissions and $0.2 million and personnel reductions of $0.8 million in 2003.

Europe

The following table presents a summary of operating results for the fiscal years indicated:

	2003			2002
		% of Net	%		% of Net
In millions	Actual	Sales	Change	Actual	Sales
Net sales	$67.9	100.0%	18.9%	$57.1	100.0%
Cost of goods sold	60.3	88.8%	25.1%	48.2	84.4%

Gross profit	7.6	11.2%	-14.6%	8.9	15.6%
Selling, general and administrative expenses	6.4	9.4%	16.4%	5.5	9.6%

Income from operations	$1.2	1.8%	-64.7%	$3.4	6.0%

Units shipped	4.38			4.54

In Europe, net sales increased $10.8 million or 18.9% as compared to 2002 due principally to the strengthening of the Euro against the U.S. dollar. The Company’s average selling price increased 23.2% in 2003 to $15.50 versus $12.58 due to the strengthening of the Euro against the U.S. dollar ($2.37 or 80.3%) and a favorable product mix. Gross profit decreased approximately $1.3 million in 2003 to $7.6 million from $8.9 million in 2002. As a percentage of net sales, gross profit in 2003 decreased to 11.2% from 15.6% in 2002. This decrease was due principally to rising steel costs partially offset by favorable product mix. Selling, general and administrative expenses increased $0.9 million or 16.4% to $6.4 million from $5.5 million in 2002. The increase was primarily due to the strengthening of the Euro against the U.S. dollar of $1.0 million.

Liquidity and Capital Resources

The Company is a party to two credit facilities: a $52.5 million senior first-priority secured credit facility arranged by Foothill Capital Corporation (as amended, the “Foothill Facility”) and a $35.0 million senior second-priority secured credit facility with affiliates of The Cypress Group LLC (as amended, the “Cypress Facility”).

The Foothill Facility provides the Company (i) a term loan facility consisting of a five-year Term A Loan maturing in December 2006, with an outstanding principal amount of $5.5 million at December 31, 2004, bearing cash interest at Wells Fargo Reference Rate (approximating the prime rate) plus 0.75% (6.00% at December 31, 2004), and a five-year Term B Loan maturing December 2006, with an outstanding principal amount of

$19.8 million as of December 31, 2004, bearing cash interest at the Wells Fargo Reference Rate plus 3.5%, and paid-in-kind (“PIK”) interest at 3.5% (12.25% at December 31, 2004) (collectively the “Term Loans”) and (ii) a five-year Revolving Credit Facility maturing December 2006, bearing interest at Wells Fargo Reference Rate plus 0.5% (5.75% at December 31, 2004), providing the lesser of (a) $30.0 million less the aggregate outstanding principal amount of the Term A Loan less letter of credit usage and (b) borrowing base less letter of credit usage. At December 31, 2004, total availability and aggregate borrowings under the Revolving Credit Facility were $11.5 million and $5.2 million, respectively.

On December 22, 2004, the Company amended its Foothill Facility by entering into the Second Amendment to Loan and Security Agreement (the “Foothill Second Amendment”). This Foothill Second Amendment extended the maturity date of the Term B Loan to December 21, 2006. The Foothill Second Amendment did not affect the maturity dates of the Revolving Credit Facility, Term A Loan or the Cypress Facility and did not revise any covenants.

The Cypress Facility consists of term loans totaling $35.0 million (the “Term C Loan”). The Term C Loan, with an outstanding principal amount of $45.9 million (includes PIK interest of $10.9 million) as of December 31, 2004, has a maturity date of December 26, 2006, and bears PIK interest fixed at 12% per annum paid quarterly, which at the lenders option can be paid in common stock of the Company. In addition, 60,000 warrants with an exercise price of $0.01 were issued under the Cypress Facility. The Company expects that the effective interest rate will be greater than 12% given the additional interest expense associated with the warrants.

The Foothill Facility and Cypress Facility contain certain affirmative and negative covenants and restrictions. As of December 31, 2004, the Company was in compliance with all of these covenants and restrictions.

As of December 31, 2004, the Company’s operating capital (defined as accounts receivable and inventory, less accounts payable) increased $8.6 million from $29.0 million at December 31, 2003 to $37.6 million. Accounts receivable, inventories and accounts payable increased $2.7 million, $6.3 million and $0.4 million, respectively.

The increase in accounts receivable was due principally to higher sales levels, the impact of the strengthening Euro on the translation of the Company’s European operations, offset by improved collections at all operating units. The Company did not experience any significant changes in credit terms, credit utilization or delinquency in accounts receivable in 2004 as compared to 2003.

The increase in inventories was due principally to new product introductions, higher sales levels and the impact of the strengthening Euro on the translation of the Company’s European operations. In addition, the Company revalued its inventory as a result of rising steel prices.

The increase in accounts payable was due principally to the impact of the strengthening Euro on the translation of the Company’s European operations and the timing of vendor payments.

Net cash provided by operating activities in 2004 of $7.4 million increased $4.3 million as compared to 2003 of $3.1 million. The change was due principally to increased operating income (income from operations less interest expense and other income/(expense)) and less cash interest payments. Cash provided by financing activities decreased $14.0 million principally due to the additional Term B Loan issuance of $15 million in 2003.

Capital expenditures were $3.2 million, $3.2 million and $6.6 million for the years ended December 31, 2002, 2003 and 2004, respectively. Substantially all of the expenditures in 2002 and 2003 related to ongoing maintenance and upgrading of the Company’s manufacturing technology at all of its production facilities. 2004 maintenance and upgrading expenditures were comparable to prior periods with the balance of the increase related to productivity improvement initiatives.

In November 1996, the Company issued, under a Note Indenture Agreement (the “Agreement”), $115.0 million of Senior Subordinated Notes due 2006 (the “Notes”) of which $97.8 million was outstanding as of December 31, 2004. The Notes are unsecured obligations of the Company. The Notes bear interest at the rate of 10.625% per annum payable semi-annually on each June 30 and December 31. The Notes are redeemable at the option of the Company on or after December 31, 2004, in whole or in part, at par. Upon a “Change of Control” (as defined in the Indenture), each Note holder has the right to require the Company to repurchase such holder’s Notes at a purchase price of 101% of the principal amount plus accrued interest. The Notes Indenture contains certain affirmative and negative covenants and restrictions. As of December 31, 2004, the Company is in compliance with the various covenants.

During 2003, the Company purchased a portion of the Notes with a face value of $17.2 million from The Cypress Group, LLC (“Cypress”). The purchase was facilitated by Cypress and financed through the issuance of additional Term C debt of $10.0 million. The extinguishment resulted in a gain of $7.2 million that was included in Gain on extinguishment of debt, net in the Company’s Consolidated Statement of Operations. The Company and/or affiliates of the Company, including entities related to Cypress may continue, from time to time, to purchase the Notes previously issued by the Company in the open market or by other means.

The following table represents the Company’s contractual obligations for future payments:

(in thousands)
	Payments due by period as of December 31, 2004
		Less than 1		4 - 5	Over 5
	Total	Year	1 - 3 Years	Years	Years
Short-term debt	$10,774	$10,774	$—	$—	$—
Long-term debt	174,257	2,957	171,300	—	—
Interest Expense	43,101	21,258	21,843	—	—
Operating leases	2,094	753	1,279	62	—
Deferred pension	1,665	229	689	459	288
Forward contracts	732	732	—	—	—
Raw materials, etc.	333	333	—	—	—

	$232,956	$37,036	$195,111	$521	$288

The Company intends to fund its future working capital, capital expenditures and debt service requirements with cash flow from operations, cash and cash equivalents and borrowings under the Foothill Facility.

Management believes that cash generated from these resources will be sufficient to meet the Company’s working capital and capital expenditure needs for the foreseeable future. The Company may consider other options available to it in connection with funding future working capital and capital expenditure needs, including the issuance of additional debt and equity securities.

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

In December 2004, Financial Accounting Standards Board (FASB) issued SFAS No. 123(R) (revised 2004), Share-Based Payment, which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation”. SFAS No. 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and amends SFAS No. 95, “Statement of Cash Flows”. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. The new standard will be effective for the Company in the quarter beginning July 1, 2005. The adoption of this standard is not expected to have a material impact on the Company’s overall financial position and results of operations.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs – an amendment of ARB No. 43”. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. This Statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing”, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal”. In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The adoption of this standard is not expected to have a material impact on the Company’s overall financial position and results of operations.

In January 2003, the FASB issued Interpretation 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (Interpretation 46). In December 2003, the FASB issued a revision to Interpretation 46 to make certain technical corrections and address certain implementation issues that had arisen. Interpretation 46, as revised, provides a new framework for identifying variable interest entities (VIEs) and determining when a company should include the assets, liabilities, noncontrolling interests and results of activities of a VIE in its consolidated financial statements. Interpretation 46 was effective immediately for VIEs created after January 31, 2003. The provisions of Interpretation 46, as revised, will be adopted by the Company in 2005. The adoption of this Interpretation is not expected to have a material impact on the Company’s overall financial position and results of operations.

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

Goodwill and Other Long-Lived Assets

The Company accounts for acquired goodwill and goodwill impairment in accordance with SFAS No. 142 “Goodwill and Other Intangible Assets” (“SFAS No. 142”). This pronouncement requires considerable judgment and, where necessary, the Company utilizes appraisals to assist in the Company’s valuation of acquired goodwill and evaluation of goodwill impairment. The Company has selected December 31 as its annual review date and primarily utilizes a discounted cash flow approach in order to value the Company’s operating segments required to be tested for impairment by SFAS No. 142. SFAS No. 142 requires that the Company forecast future cash flows of the operating segments and discount the cash flow stream based upon a weighted average cost of capital that is derived from comparable companies within similar industries. The discounted cash flow calculations also include a terminal value calculation that is based upon an expected long-term growth rate for the applicable operating segment. The Company believes that its procedures for applying the discounted cash flow methodology, including the estimates of future cash flows, the weighted average cost of capital and the long-term growth rate, are reasonable and consistent with market conditions at the time of the valuation.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), the Company has evaluated the realizability of non-goodwill long-lived assets, which primarily consist of property, plant and equipment and intangible assets, based on expectations of the non-discounted future cash flows for each subsidiary having a material amount of these assets. If the sum of the expected non-discounted future cash flows is less than the carrying amount of all assets, the Company would recognize an impairment loss. The Company’s cash flow estimates are based upon historical cash flows, as well as future projected cash flows received from subsidiary management in connection with the annual Company wide planning process, and include a terminal valuation for the applicable subsidiary based upon a multiple of earnings before interest expense, taxes and depreciation and amortization expense (“EBITDA”). The Company estimates the EBITDA multiple by reviewing comparable company information and other industry data. The Company believes that its procedures for estimating gross future cash flows, including the terminal valuation, are reasonable and consistent with current market conditions. Based on its most recent analysis, the Company believes that no material impairment exists at December 31, 2004.

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

Provisions for the estimated costs for future product warranty claims and bad debts are recorded as a reduction to revenue and selling, general and administrative expense, respectively, at the time a sale is recorded. The amounts recorded are generally based upon historically derived percentages while also factoring in any new business conditions that might impact the historical analysis such as new product introduction for warranty and bankruptcies of particular customers for bad debts. The Company also periodically evaluates the adequacy of its reserves for warranty and bad debts recorded in its consolidated balance sheet as a further test to ensure the adequacy of the recorded provisions. Warranty claims can extend far into the future and bad debt analysis often involves subjective analysis of a particular customer’s ability to pay. As a result, significant judgment is required by the Company in determining the appropriate amounts to record and such judgments may prove to be incorrect in the future. The Company believes that its procedures for estimating such amounts are reasonable and historically have not resulted in material adjustments in subsequent periods when the estimates are adjusted to the actual amounts.

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

Income Taxes

The Company accounts for income taxes using the liability method in accordance with SFAS No. 109 “Accounting for Income Taxes” (“SFAS No. 109”), which requires that the deferred tax consequences of temporary differences between the amounts recorded in the Company’s Consolidated Financial Statements and the amounts included in the Company’s federal and state income tax returns be recognized in the balance sheet. As the Company generally does not file their income tax returns until well after the closing process for the December 31 financial statements is complete, the amounts recorded at December 31 reflect estimates of what the final amounts will be when the actual income tax returns are filed for that fiscal year. In addition, estimates are often required with respect to, among other things, the appropriate state income tax rates to use in the various states that the Company and its subsidiaries are required to file, the potential utilization of operating and capital loss carry-forwards for both federal and state income tax purposes and valuation allowances required, if any, for tax assets that may not be realizable in the future. SFAS No. 109 requires balance sheet classification of current and long-term deferred income tax assets and liabilities based upon the classification of the underlying asset or liability that gives rise to a temporary difference. The Company has increased the valuation allowance for certain deferred tax assets related to net operating loss carryforwards. The increase results from a reassessment by management of the timing and likelihood of certain prospective events central to management’s tax planning strategies, consistent with the requirements of SFAS No. 109. The net operating loss carryforwards are long-term in nature and management may reduce the valuation allowance if its assessment of the timing and likelihood of these prospective events changes. The income tax estimates used have historically not resulted in material adjustments to income tax expense in subsequent periods when the estimates are adjusted to the actual filed tax return amounts, although there may be reclassifications between the current and long-term portion of the deferred tax accounts.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES OF MARKET RISK

Foreign Currency Risk

The Company is exposed to market risk related to foreign currency exchange rates. Portions of revenues in 2004 from the Company’s Portuguese operations were denominated in U.S. dollars and British Pounds. As a result of the strengthening of the Euro versus the U.S. dollar by 8.7% in 2004, the Company recorded approximately $0.1 million in foreign exchange losses in 2004 as the corresponding receivables lost value. During 2004, the Company did use forward contracts, which are generally three months in duration, to hedge its foreign currency exposures. At December 31, 2004, the Company’s Portuguese operations had forward contracts for the purchase of $250,000 and £250,000 with maturity dates through February 2005. The value of these forward contracts was immaterial to the balance sheet of AMTROL. The Company believes that by the continued use of forward contracts in 2005, no material foreign currency exchange losses will be incurred.

Interest Rate Market Risk

With respect to fluctuating interest rates, the impact on 2004 operating results was not material and the expected impact on 2005 operating results is not anticipated to be material.

The following sensitivity analysis summarizes the potential impact on the Company of additional interest expense resulting from a hypothetical 100 basis point increase in the interest rate indices upon which AMTROL’s floating rate debt instruments are based
(000’s):

	Year End 2004
	Exposure to	Hypothetical	Effect on
Variable	Interest	Change in	Amtrol
Rate Debt	Rate Risk	Rate Index	Interest
Revolver	$5,201	100 bps	$52
Term A Loan	5,548	100 bps	55
Term B Loan	19,799	100 bps	198

	$30,548	100 bps	$305

The Company believes that the potential effects of a hypothetical 100-basis point increase in its floating rate debt instruments are not material to cash flows or net income.

The Company’s Term C Loan and Senior Subordinated Notes are not subject to interest rate risk since the rate of interest on these securities is fixed until their respective maturities.

Commodity Risk

The Company is subject to market risk with respect to the pricing of its principal raw materials (steel, rubber, corrugate and paint) and utilities. If prices of these raw materials and utilities were to increase dramatically, the Company might not be able to pass such increases on to its customers and, as a result, gross margins could decline. The Company manages its exposure to commodity pricing risk by continuing to diversify its product mix, strategic buying programs and vendor partnering. At December 31, 2004, the Company had not entered into any derivative financial instruments to manage its exposure to higher prices.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The Financial Statements are included in a separate section beginning on page 37 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company, under the supervision and with the participation of its management, including its principal executive officer and principal financial officer, performed an evaluation of the Company’s disclosure controls and procedures, as required by Securities Exchange Act Rule 13a-15. Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that such disclosure controls and procedures are effective to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to them, particularly during the period for which the periodic reports are being prepared.

Changes in Internal Controls

There have been no significant changes in internal control over financial reporting that occurred during the fourth quarter of 2004, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

The Company entered into agreements with three key executives during the fourth quarter of 2004 that would be triggered in the event of a “Change of Control” of the Company. In addition, the Company entered into Change of Control Agreements with four executives during the fourth quarter of 2004 that would be triggered in the event of a “Change in Control” of the Company and certain other facts set forth therein. These agreements have been filed as exhibits within this Form 10-K under material contracts.

In addition, AMTROL Holdings Inc. and Amtrol Inc. entered into Indemnification and Advancement of Expenses Agreements (the “Indemnification Agreements”) with its respective Board of Directors during the fourth quarter of 2004. The Indemnification Agreements stipulate that AMTROL Holdings Inc. and Amtrol Inc. will indemnify their respective Board of Directors to the fullest extent permitted by the General Corporation Law of the State of Delaware (AMTROL Holdings Inc.) and the Rhode Island Business Corporation Act (Amtrol Inc.) should they be or are threatened to be made a party, witness or other participant in any threatened, pending or completed action, suit, proceeding or alternative dispute resolution related to their position or actions as a director of the above companies. The Indemnification Agreements related to the individual companies listed above were signed by all members of the respective Board of Directors and a form of the Indemnification Agreements is attached as exhibits to this Annual Report.

Effective December 30, 2004, Director Andrew M. Massimilla resigned his director position with AMTROL Holdings Inc. and Amtrol Inc. Mr. Massimilla also resigned his post on the Company’s Executive Committee. Mr. Massimilla did not resign as a result of a disagreement with the Company.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information regarding each of the directors and executive officers of the Company:

Name	Age	Position
Albert D. Indelicato	54	President, Chairman of the Board, Chief Executive Officer and Director

Larry T. Guillemette	49	Executive Vice President, Chief Financial Officer and Treasurer

Joseph L. DePaula	50	Vice President-Finance & Corporate Controller

Patricia A. Pickrel	54	Secretary

John P. Cashman	64	Director

David P. Spalding	50	Director

James A. Stern	54	Director

Gerald Willinger	37	Director

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

Patricia A. Pickrel, Secretary joined the Company as General Counsel in 1998 and became Secretary in 1999. Previously, Ms. Pickrel was engaged in the private practice of law. Ms. Pickrel has resigned from the Company effective January 31, 2005.

John P. (“Jack”) Cashman became a Director upon the Merger in November, 1996. In addition, Mr. Cashman served as Chairman of the Board, Chief Executive Officer and President upon the Merger until Mr. Indelicato joined the Company in July 1998. From 1989 until March 1996, Mr. Cashman served as Chairman and Co-Chief Executive Officer of R. P. Scherer Corporation.

David P. Spalding became a Director of the Company upon the Merger. Mr. Spalding has been Vice Chairman of Cypress since its formation in April 1994. Prior to joining Cypress, Mr. Spalding was Managing Director in the Merchant Banking Group of Lehman Brothers Inc. since February 1991. Mr. Spalding is also a director of Lear Corporation, Republic National Cabinet Corporation and Cooper-Standard Automotive Inc.

James A. Stern became a Director of the Company upon the Merger. Mr. Stern has been Chairman of Cypress since its formation in April 1994. Prior to joining Cypress, Mr. Stern spent his entire career with Lehman Brothers Inc., most recently as head of the Merchant Banking Group. Mr. Stern is a director of Lear Corporation, Wesco International Inc., Affinia Group Inc. and Med Pointe Inc.

Gerald Willinger became a Director of the Company in June 2004. Mr. Willinger has been a Principal and Vice President of Cypress since April 2003. Prior to that, Mr. Willinger was a Vice President at MidOcean Partners, the former private equity arm of Deutsche Bank, from 2000 to 2003. Mr. Willinger is also a director of Cooper-Standard Automotive Inc.

Audit Committee Financial Expert

The Finance Committee (performs similar functions as an audit committee (the “Committee”), which comprises a member of the Board of Directors (the “Board”), is designated to oversee the financial reporting process of the Board. David Spalding, a member of the Committee, serves as the audit committee financial expert as defined by SEC rules. Mr. Spalding is not independent of the Company. Because the Company is not listed on an exchange, the Company has chosen to use the definition of “independence” for audit committee members as such term is used by the New York Stock Exchange listing standards.

Code of Ethics

The Company has adopted a Code of Ethics, within the meaning of applicable SEC rules, applicable to its principal executive, financial and accounting officers, or persons performing similar functions. The Company has filed its Code of Ethics as an exhibit to this annual report on Form 10-K.

Compliance with Section 16(a) of the Securities Exchange Act of 1934.

Not applicable

ITEM 11. EXECUTIVE COMPENSATION

The following table summarizes the compensation paid or accrued by the Company to its Chief Executive Officer and the four other most highly compensated executive officers who earned more than $100,000 in salary and bonus in 2004 in each case for services rendered in all capacities to the Company during the three year period ended December 31, 2004:

Summary Compensation Table

				Long Term
		Annual		Compensation
		Compensation (a)		Awards
				Securities
Name and Principal				Underlying	All Other
Position	Year	Salary (b)	Bonus	Options/SARs	Compensation (c)
Albert D. Indelicato	2004	$400,000	$—	—	$14,900
Chairman, President and	2003	414,231	—	—	71,403
Chief Executive Officer	2002	350,000	217,000	—	76,617

William Chohfi	2004	296,700	—	—	43,490
President – Alfa European	2003	264,653	109,130	—	35,101
Operations	2002	212,556	37,000	—	22,020

Larry T. Guillemette	2004	194,375	—	—	11,484
Executive Vice President,	2003	201,945	—	—	11,779
Chief Financial Officer and	2002	190,457	67,000	—	30,783
Treasurer

Joseph L. DePaula	2004	182,654	—	—	18,963
Vice President - Finance	2003	187,365	—	—	19,237
and Corporate Controller	2002	171,961	35,000	—	14,053

Christopher A. Laus	2004	168,004	—	—	9,131
Senior Vice President -	2003	172,466	—	—	11,494
Operations	2002	159,855	70,000	—	29,596

(a)	Any perquisites or other personal benefits received from the Company by any of the named executives were substantially less than the reporting thresholds established by the Securities and Exchange Commission (the lesser of $50,000 or 10% of the individual’s cash compensation).

(b)	Includes portion of salary deferred under the Company’s 401(k) Plan.

(c)	Amounts paid in 2004 include the Company’s contributions under the Company’s 401(k) Plan in the amount of $10,380, $10,046, $7,822, and $9,476 for Mssrs. Indelicato, Guillemette, Laus, and DePaula, respectively, premiums paid by the Company with respect to term life and long-term disability insurance purchased for such executive officers in the amount of $1,707, $1,438, $1,309, $408 and $1,387 for Mssrs. Indelicato, Guillemette, Laus, Chohfi, and DePaula, respectively and an automobile allowance received by Messrs. Indelicato, Chohfi, and DePaula, respectively, in the amount of $2,813, $14,193, and $8,100, respectively. Mr. Chohfi received other compensation in the amount of $28,889 in connection with his employment agreement.

Option Plans

The following table sets forth certain information regarding currently outstanding options to buy the common stock of Holdings held by the directors or former directors and named executive officers as of December 31, 2004.

Aggregated Option/SAR Exercises in Last Fiscal Year and Year-End Option/SAR Values

			Number of
			Securities
			Underlying
			Unexercised
	Number of		Option/SARs at
	Securities		Calendar Year	Value of
	Underlying		End 2004	Unexercised
	Options/SARs	Value	Exercisable/	In-the-Money
Name	Exercised	Realized($)	Unexercisable	Options/SAR($)
John P. Cashman	0	0	23,281/0	0/0
Albert D. Indelicato	0	0	15,250/0	0/0
Larry T. Guillemette	0	0	5,500/0	0/0
Andrew M. Massimilla	0	0	10,520/0	0/0
William Chohfi	0	0	2,500/0	0/0

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

The Company entered into agreements with three key executives during the fourth quarter of 2004 that would be triggered in the event of a “Change of Control” of the Company. In addition, the Company entered into Change of Control Agreements with four executives during the fourth quarter of 2004 that would be triggered in the event of a “Change of Control” of the Company and certain other facts set forth therein. These agreements have been filed as exhibits within this Form 10-K under material contracts.

In addition, AMTROL Holdings Inc. and Amtrol Inc. entered into Indemnification and Advancement of Expenses Agreements (the “Indemnification Agreements”) with its respective Board of Directors during the fourth quarter of 2004. The Indemnification Agreements stipulate that AMTROL Holdings Inc. and Amtrol Inc. will indemnify their respective Board of Directors to the fullest extent permitted by the General Corporation Law of the State of Delaware (AMTROL Holdings Inc.) and the Rhode Island Business Corporation Act (Amtrol Inc.) should they be or are threatened to be made a party, witness or other participant in any threatened, pending or completed action, suit, proceeding or alternative dispute resolution related to their position as director, officer, employee or agent of the above companies. The Indemnification Agreements related to the individual companies listed above were signed by all members of the respective Board of Directors and a form of the Indemnification Agreements is attached as exhibits to this Annual Report.

Effective December 30, 2004 Director Andrew M. Massimilla resigned his director position with AMTROL Holdings Inc. and Amtrol Inc. Mr. Massimilla also resigned his post on the Company’s Executive Committee. Mr. Massimilla did not resign as a result of a disagreement with the Company.

Directors’ Compensation

The Company has a total of five directors, four of who are non-employees, that sit on various committees. For 2004, one non-employee director, Mr. Cashman, was paid $2,500 per meeting attended plus out-of-pocket expenses associated with travel. Mr. Massimilla, prior to his resignation, was also paid $2,500 per meeting attended plus out-of-pocket expenses associated with travel. The three remaining non-employee directors, Mr. Spalding, Mr. Stern and Mr. Willinger, did not receive any remuneration for any of the meetings attended, except for out-of-pocket travel expenses, given their association to Cypress.

Compensation and Benefits Committee

The Compensation and Benefits Committee held one meeting in 2004. Messrs. Spalding and Stern are the current members of this committee. This committee has functions that include reviewing the salary system with regard to external competitiveness and reviewing incentive compensation plans to ensure that they continue to be effective incentive and reward systems. The Compensation and Benefits Committee also determines the CEO’s compensation and considers and, if appropriate, approves the CEO’s recommendations with respect to the compensation of executive officers who report to him.

Compensation Committee Interlocks and Insider Participation

No member of the Committee has any interlocking or insider relationship with the Company which is required to be reported under the applicable rules and regulations of the Securities and Exchange Commission.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The Company is a direct, wholly-owned subsidiary of Holdings Inc. The following table sets forth information with respect to the beneficial ownership of Holdings common stock or preferred stock as of March 28, 2005 by (i) each person known to the Company to beneficially own more than 5% of Holdings Inc.’s outstanding common stock, (ii) each of the Company’s directors and named executive officers and (iii) all directors and executive officers of the Company as a group. Each share of Holdings Inc. preferred stock is convertible at any time into one share of Holdings Inc. common stock. Unless otherwise indicated below, the persons and entities named in the table have sole voting and investment power with respect to all shares beneficially owned.

	Common Stock		Preferred Stock
	Number
	of	Percentage	Number	Percentage
Name and Address of Beneficial Owner	Shares	of Total	of Shares	of Total
Cypress Merchant Banking Partners L.P.(a) (c) c/o The Cypress Group L.L.C. 65 East 55th Street, 28th Floor New York, NY 10022	847,127	86.9	95,076	93.0

Cypress Offshore Partners L.P. (a) (c) c/o The Cypress Group L.L.C. 65 East 55th Street, 28th Floor New York, NY 10022	43,873	4.5	4,924	4.8

John P. Cashman (b)	40,517	4.2	2,235	2.2
Larry T. Guillemette (b)	6,166	0.6	—	—
Albert D. Indelicato (b)	17,416	1.8	—	—
Andrew M. Massimilla (b)(d)	11,186	1.1	—	—
Christopher A. Laus	3,200	0.3	—	—
William Chohfi	5,616	0.6
Joseph L. DePaula	—	—	—	—
David P. Spalding(a)	—	—	—	—
James A. Stern(a)	—	—	—	—
Gerald Willinger(a)	—	—	—	—
All directors and executive officers as a group (consisting of 10 persons)	84,101	8.6	2,235	2.2

(a)	Cypress Merchant Banking Partners L.P. and Cypress Offshore Partners L.P. are affiliates of The Cypress Group L.L.C. Messrs. Spalding and Stern are executives of The Cypress Group L.L.C. and may be deemed to share beneficial ownership of the shares shown as beneficially owned by such Cypress entities. Each of such individuals disclaims beneficial ownership of such shares. See Item 10, “Directors and Executive Officers of the Company.”

(b)	Includes 44,796, 11,000, 30,500, and 21,039, shares of Common Stock issuable upon exercise of options granted to Messrs. Cashman, Guillemette, Indelicato, and Massimilla, respectively. See Item 11, “Executive Compensation”.

(c)	Includes 57,046 and 2,954 shares of common stock issuable upon exercise of warrants granted to Cypress Merchant Banking Partners, L.P. and Cypress Offshore Partners, L.P.

(d)	Mr. Massimilla resigned effective December 30, 2004.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

A director of the Company, Mr. Massimilla, provides management consulting services to the Company for which he is paid by the Cypress Group L.L.C. The Company reimburses Cypress for its payments to Mr. Massimilla. During 2004, the amount of such payments was $39,622.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees:

The Company during the years 2003 and 2004 were billed audit fees of $408,500 and $429,000, respectively.

Audit Related Fees:

The Company during the years 2003 and 2004 were billed audit related fees of $15,000 and $16,500, respectively.

Tax Fees:

The Company during the years 2003 and 2004 were billed tax fees of $43,415 and $37,150, respectively.

All Other Fees:

The Company during the years 2003 and 2004 was billed fees for market diligence services of $0 and $87,500, respectively.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) Financial Statements

The following financial statements are included in a separate section of this Report commencing on the page numbers specified below:

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

(a) (3) Exhibits

See List of Exhibits, Page 60.

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
AMTROL Inc.

We have audited the accompanying consolidated balance sheets of AMTROL Inc. (the “Company”) as of December 31, 2004 and 2003, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of AMTROL Inc. at December 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

ERNST & YOUNG LLP
March 22, 2005 Providence, Rhode Island

AMTROL INC. AND SUBSIDIARIES

Consolidated Balance Sheets
(In thousands)

	December 31
	2003	2004
Assets
Current Assets:
Cash and cash equivalents	$13,289	$12,378
Accounts receivable, less allowance for doubtful accounts of $1,196 and $1,049 in 2003 and 2004, respectively	27,211	29,946
Inventories	24,345	30,637
Tax refund receivable	1,838	2,010
Deferred income taxes - short-term	1,489	—
Prepaid expenses and other	1,127	1,030
Assets of discontinued operations	6,939	—

Total current assets	76,238	76,001

Property, Plant and Equipment, at cost
Land	4,035	4,162
Buildings and improvements	11,868	12,681
Machinery and equipment	60,703	67,608
Furniture and fixtures	1,434	1,491
Information systems software and other	7,242	9,051

	85,282	94,993
Less: accumulated depreciation and amortization	54,771	64,193

	30,511	30,800

Other Assets:
Goodwill	119,205	119,205
Deferred financing costs	2,880	1,920
Deferred income taxes - long-term	7,459	—
Other	730	314

	130,274	121,439

	$237,023	$228,240

Liabilities and Shareholders’ Equity (Deficit)
Current Liabilities:
Current maturities of long-term debt	$2,957	$2,957
Notes payable to banks	9,283	10,774
Accounts payable	22,570	23,006
Accrued volume rebates	3,927	4,615
Accrued expenses	7,592	10,158
Accrued interest	241	256
Accrued income taxes	856	1,415
Liabilities of discontinued operations	1,928	—

Total current liabilities	49,354	53,181

Other Noncurrent Liabilities	3,436	3,979
Long-Term Debt, less current maturities	167,022	171,300

Commitments and Contingencies	—	—

Shareholders’ Equity (Deficit)
Capital stock $.01 par value - authorized 1,000 shares, 100 shares issued	—	—
Additional paid-in capital	99,273	99,273
Accumulated deficit	(83,125)	(105,339)
Accumulated other comprehensive income	1,063	5,846

Total shareholders’ equity (deficit)	17,211	(220)

	$237,023	$228,240

The accompanying notes are an integral part of these consolidated financial statements.

AMTROL INC. AND SUBSIDIARIES

Consolidated Statements of Operations
(In thousands)

	Year Ended December 31
	2002	2003	2004
Net sales	$179,416	$185,046	$198,394

Cost of goods sold	136,556	144,761	152,136

Gross profit	42,860	40,285	46,258

Operating expenses:
Selling	11,038	11,075	11,267
General and administrative	16,252	15,627	17,038

Income from operations	15,570	13,583	17,953

Other income (expense):
Interest expense	(19,918)	(19,564)	(21,664)
Interest income	51	65	152
Gain on extinguishment of debt, net	—	6,760	—
Other income (expense), net	(385)	(100)	(55)

Income (loss) before provision for income taxes and cumulative effect of a change in accounting principle	(4,682)	744	(3,614)

Provision for income taxes	774	1,166	9,737

Loss from continuing operations	(5,456)	(422)	(13,351)

Discontinued operations:
Loss from sale of subsidiary, net	—	—	(8,093)
Loss from discontinued operations, net	(5,381)	(1,310)	(770)

Loss before cumulative effect of a change in accounting principle	(10,837)	(1,732)	(22,214)

Cumulative effect of a change in accounting principle	(34,492)	—	—

Net loss	$(45,329)	$(1,732)	$(22,214)

Consolidated Statements of Comprehensive Income (Loss)
(In thousands)

	Year Ended December 31
	2002	2003	2004

Net loss	$(45,329)	$(1,732)	$(22,214)
Foreign currency translation adjustments	2,799	2,800	4,726
Derivative instrument valuation	160	294	57

Comprehensive income (loss)	$(42,370)	$1,362	$(17,431)

The accompanying notes are an integral part of these consolidated financial statements .

AMTROL INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity
(In thousands)

				Accumulated
		Additional		Other
	Capital	Paid-in	Retained	Comprehensive
	Stock	Capital	(Deficit)	Income (Loss)
Balance, December 31, 2001	$—	$99,273	$(36,064)	$(4,990)

Net loss	—	—	(45,329)	—
Derivative instrument valuation adjustment	—	—	—	160
Currency translation adjustment	—	—	—	2,799

Balance, December 31, 2002	—	99,273	(81,393)	(2,031)

Net loss	—	—	(1,732)	—
Derivative instrument valuation adjustment	—	—	—	294
Currency translation adjustment	—	—	—	2,800

Balance, December 31, 2003	—	99,273	(83,125)	1,063

Net loss	—	—	(22,214)	—
Derivative instrument valuation adjustment	—	—	—	57
Currency translation adjustment from discontinued operations	—	—	—	(2,483)
Currency translation adjustment	—	—	—	7,209

Balance, December 31, 2004	$—	$99,273	$(105,339)	$5,846

The accompanying notes are an integral part of these consolidated financial statements .

AMTROL INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31
	2002	2003	2004
Cash Flows Provided by (Used in) Operating Activities:
Loss from continuing operations	$(39,948)	$(422)	$(13,351)
Loss from discontinued operations	(5,381)	(1,310)	(8,863)
Cumulative effect of a change in accounting principle	34,492	—	—
Adjustments to reconcile net loss to net cash provided by (used in) operating activities -
Depreciation	7,756	8,292	7,480
Amortization	1,047	1,452	1,328
Deferred income tax provision	—	—	8,812
Provision for losses on accounts receivable	143	77	73
Gain on extinguishment of debt, net	—	(6,760)	—
Deferred interest	3,847	4,517	6,667
Loss on sale of fixed assets	5	—	—
Impairment of long-lived assets — discontinued operations	3,595	—	—

Changes in operating assets and liabilities:
Accounts receivable, net	4,287	1,853	(1,584)
Tax refund receivable	(309)	746	(12)
Inventory	(1,123)	(769)	(5,386)
Prepaid expenses and other current assets	(601)	365	252
Other assets	1,184	2,414	486
Accounts payable	2,598	(5,120)	(685)
Accrued expenses and other current liabilities	(2,323)	(1,782)	4,529
Other noncurrent liabilities	31	658	475
Net assets of discontinued operations	(2,112)	(1,134)	7,148

Net cash provided by operating activities	7,188	3,077	7,369

Cash Flows Used in Investing Activities:

Proceeds from sale of property, plant and equipment	7	—	—
Proceeds from sale of discontinued business	—	—	363
Capital expenditures	(3,165)	(3,249)	(6,626)

Net cash used in investing activities	(3,158)	(3,249)	(6,263)

Cash Flows Provided by (Used in) Financing Activities:
Repayment of long term debt	(125,867)	(124,276)	(138,879)
Issuance of long term debt	122,982	119,933	135,803
Repayment of short term debt	(25,649)	(15,461)	(21,026)
Issuance of short term debt	25,120	16,350	21,663
Issuance of new senior debt and warrants	—	15,000	—

Net cash provided by (used in) financing activities	(3,414)	11,546	(2,439)

Net increase (decrease) in cash and cash equivalents	616	11,374	(1,333)

Effect of exchange rate changes on cash and cash equivalents	135	216	422

Cash and cash equivalents, beginning of period	948	1,699	13,289

Cash and cash equivalents, end of period	$1,699	$13,289	$12,378

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Basis of Presentation

AMTROL Inc., a Rhode Island corporation, and its wholly-owned subsidiaries (collectively referred to herein as the “Company”), design, manufacture and market products used principally in flow control, storage, heating and other treatment of fluids in the water systems market and selected sectors of the heating, ventilating and air conditioning (“HVAC”) market. The Company offers a broad product line of quality fluid handling products and services marketed under widely recognized brand names.

The Company is a wholly-owned subsidiary of AMTROL Holdings, Inc. (“Holdings Inc.”), a Delaware corporation formed by The Cypress Group, LLC (“Cypress”) in 1996 to effect the acquisition of all of the outstanding common stock of the Company. Holdings Inc. has no other material assets, liabilities or operations other than those that result from its ownership of the common stock of the Company.

(2)	Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.

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

Revenue Recognition and Related Costs

In accordance with Staff Accounting Bulletin (“SAB”) No. 104, the Company recognizes revenue only when there is a valid contract or purchase order, which includes a fixed price; the goods have been delivered in accordance with the shipping terms; and there is an expectation that the collection of the revenue is reasonably assured. Shipping/handling fees and costs are included in net sales and cost of goods sold, respectively, consistent with the presentation required by Emerging Issues Task Force (“EITF”) 00-10.

(2) Summary of Significant Accounting Policies (Continued)

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

Concentration of Credit Risk

The Company extends credit to almost all its customers on an uncollateralized basis. Concentration of credit and geographic risk with respect to accounts receivable is limited due to the large number of and general dispersion of accounts which constitute the Company’s customer base. The Company periodically performs credit evaluations of its customers. At December 31, 2003 and 2004, there were no customers accounting for greater than ten percent of the Company’s accounts receivable. The Company has not experienced significant credit losses on customers’ accounts.

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

Interest costs, during the construction period, on borrowings used to finance construction of buildings and related property are included in the cost of the constructed property. As of December 31, 2004, the Company had no capitalized interest.

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

As part of the Company’s regular review of its warranty reserve during 2003 and 2004, the Company increased its warranty reserve by $0.8 million and $0.7 million, respectively. This was due to higher steel costs in 2004 and a higher than anticipated level of warranty returns associated with its limited lifetime products during both periods.

The following chart illustrates the changes in the Company’s warranty reserve during 2003 and 2004:

(2) Summary of Significant Accounting Policies (Continued)

(in thousands)

	2003	2004
Balance, beginning of year	$2,269	$3,065

Warranties issued during year	2,055	1,924

Claims during year	(2,055)	(1,987)

Change in estimate	796	660

Balance, end of year	$3,065	$3,662

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

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), the Company has evaluated the realizability of non-goodwill long-lived assets, which primarily consist of property, plant and equipment and intangible assets, based on expectations of the non-discounted future cash flows for each subsidiary having a material amount of these assets. If the sum of the expected non-discounted future cash flows is less than the carrying amount of all assets, the Company would recognize an impairment loss. The Company’s cash flow estimates are based upon historical cash flows, as well as future projected cash flows received from subsidiary management in connection with the annual Company wide planning process, and include a terminal valuation for the applicable subsidiary based upon a multiple of earnings before interest expense, taxes and depreciation and amortization expense (“EBITDA”). The Company estimates the EBITDA multiple by reviewing comparable company information and other industry data. The Company believes that its procedures for estimating gross future cash flows, including the terminal valuation, are reasonable and consistent with current market conditions. Based on its most recent analysis, the Company believes no material impairment exists at December 31, 2004.

(2) Summary of Significant Accounting Policies (Continued)

Fair Value of Financial Instruments

In accordance with the requirements of SFAS No. 107, Disclosures About Fair Value of Financial Instruments, the Company has determined the estimated fair value of its financial instruments using appropriate market information and valuation methodologies. Considerable judgment is required to develop the estimates of fair value; thus, the estimates are not necessarily indicative of the amounts that could be realized in a current market exchange. The Company’s financial instruments consist of cash, accounts receivable, accounts payable, senior subordinated notes and bank debt. Based upon information provided by an independent financial advisor, the Company believes that the fair value of the senior subordinated notes is approximately $85 to $88 on a par value of $100. The carrying value of the remaining assets and liabilities is a reasonable estimate of the fair value at December 31, 2004.

Research and Development Expenses

All costs for research and development, which amounted to approximately $0.8 million, $0.9 million, and $0.8 million for the years ended December 31, 2002, 2003, and 2004, respectively, are charged to general and administrative expenses as incurred.

Deferred Financing Costs

Deferred financing costs are stated at cost and amortized over the life of the related debt using the effective interest method. Amortization of deferred financing costs is included in interest expense.

Foreign Currency Translation

Assets and liabilities of non-U.S. operations have been translated into United States dollars using the year-end rate of exchange. Shareholders’ equity has been converted using historical rates, and revenues and expenses at the average exchange rates prevailing during the year. The cumulative effect of the resulting translation is reflected as a separate component of shareholders’ equity. $1.3 million, $0.6 million and $0.1 million in foreign currency exchange losses were recorded in the Consolidated Statements of Operations during 2002, 2003 and 2004, respectively.

During 2004, the Company used forward contracts, generally three months in duration, to hedge its foreign currency exposures. The foreign currency exposures relate primarily to its operations in Portugal. A portion of revenues from the Company’s Portuguese operations were denominated in U.S. dollars and British Pounds so as the Euro strengthened, the corresponding receivables lost value. At December 31, 2004, the Company’s Portuguese operations had forward contracts for the purchase of $250,000 and £250,000 with maturity dates through February 2005. The value of these forward contracts is immaterial to the balance sheet of the Company.

The following table illustrates the components of accumulated other comprehensive income:

(2) Summary of Significant Accounting Policies (Continued)

(in thousands)

	2003	2004
Currency translation adjustment	$1,120	$5,846

Derivative instrument valuation	(57)	—

Total accumulated other comprehensive income	$1,063	$5,846

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

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123(R) (revised 2004), Share-Based Payment, which is a revision of SFAS No. 123. SFAS No. 123(R) supersedes APB Opinion No. 25 and amends SFAS No. 95, “Statement of Cash Flows”. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their fair values. The new standard will be effective for the Company in the quarter beginning July 1, 2005. The adoption of this standard is not expected to have a material impact on the Company’s overall financial position and results of operations.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs – an amendment of ARB No. 43”. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. This Statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing”, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal”. In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The adoption of this standard is not expected to have a material impact on the Company’s overall financial position and results of operations.

In January 2003, the FASB issued FASB Interpretation 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (Interpretation 46). In December 2003, the FASB issued a revision to Interpretation 46 to make certain technical corrections and address certain implementation issues that had arisen. Interpretation 46, as revised, provides a new framework for identifying variable interest entities (VIEs) and determining when a company should include the assets, liabilities, non-controlling interests and results of activities of a VIE in its consolidated financial statements. Interpretation 46 was effective immediately for VIEs created after January 31, 2003. The provisions of Interpretation 46, as revised, will be adopted by the Company in 2005. The adoption of this Interpretation is not expected to have a material impact on the Company’s overall financial position, results of operations or cash flows.

(3)	Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market and consist of the following at December 31 (in thousands):

	2003	2004
Raw materials and work in process	$13,709	$18,935
Finished goods	10,636	11,702

	$24,345	$30,637

(4)	Cumulative Effect of Change in Accounting Principle

SFAS No. 142 requires that amortization of goodwill cease and that the Company evaluate the recoverability of goodwill and other intangible assets annually, or more frequently if events or changes in circumstances indicate that the carrying value of an asset might be impaired.

Under SFAS No. 142, the Company was required to test all existing goodwill for impairment (using a two-step method) as of January 1, 2002, on a “reporting unit” basis. The Company determined its annual review date to be December 31 and the reporting units to be AMTROL North America, AMTROL ALFA, AMTROL NOVA and AMTROL Poland. In step 1, goodwill is considered to be impaired when the net book value of a reporting units exceeds its estimated fair value. The fair values of the reporting units were determined utilizing a discounted cash flow methodology and considered such assumptions as weighted average cost of capital, revenue growth, profitability, capital expenditures and premium for control. For reporting units that failed step 1, the Company proceeded to step 2. In step 2, the Company calculated the implied fair value of goodwill by deducting the fair value of all tangible and intangible net assets of the reporting unit from the fair value of the reporting unit as determined in step 1. The Company then compared the implied fair value of goodwill as determined in step 2 above to the carrying value of goodwill.

As a result of the impairment review, the Company recorded an after-tax goodwill impairment charge of $34.5 million at our North America Unit, which was recorded as a cumulative effect of change in accounting principle as of January 1, 2002.

The following represents a breakdown of goodwill by reportable business segment:

	North
	America	Europe	Consolidated
Balance, December 31, 2003 and 2004	$95,305	$23,900	$119,205

(5) Long-term Debt and Notes Payable to Banks

Long-term debt consisted of the following at December 31, (in thousands):

	2003	2004

Revolving credit facility	$4,720	$5,201
Term A loan	7,255	5,548
Term B loan	20,338	19,799
Term C loan	39,817	45,860
Senior subordinated notes, due 2006, 10.625%	97,849	97,849

	169,979	174,257
Less: Current maturities of long-term debt	2,957	2,957

	$167,022	$171,300

Revolving Credit and Term Loans

The Company is a party to two credit facilities: a $52.5 million ($42.5 million prior to the November 18, 2003 amendments discussed below) senior first-priority secured credit facility arranged by Foothill Capital Corporation (as amended, the “Foothill Facility”) and a $35.0 million ($25.0 million prior to the November 18, 2003 amendments discussed below) senior second-priority secured credit facility with affiliates of Cypress (as amended, the “Cypress Facility”).

The Foothill Facility provides the Company (i) a term loan facility consisting of a five-year Term A Loan maturing December 2006, with an outstanding principal amount of $5.5 million at December 31, 2004, bearing cash interest at Wells Fargo Reference Rate (approximating the prime rate) plus 0.75% (6.00% at December 31, 2004), and a four-year Term B Loan maturing December 2006, with an outstanding principal amount of $19.8 million as of December 31, 2004, bearing cash interest at the Wells Fargo Reference Rate plus 3.5%, and Paid-In-Kind (“PIK”) interest at 3.5% (12.25% at December 31, 2004) (collectively the “Term Loans”) and (ii) a five-year Revolving Credit Facility maturing December 2006, bearing interest at Wells Fargo Reference Rate plus 0.5% (5.75% at December 31, 2004), providing the lesser of (a) $30.0 million less the aggregate outstanding principal amount of the Term A Loan less letter of credit usage and (b) borrowing base less letter of credit usage. At December 31, 2004, total availability and aggregate borrowings under the Revolving Credit Facility were $11.5 million and $5.2 million, respectively.

On November 18, 2003, the Company amended its Foothill Facility by entering into the First Amendment and Waiver to Loan and Security Agreement (the “First Amendment”) and also amended its Cypress Facility by entering into the Second Amendment to Loan and Security Agreement (the “Second Amendment”). The First Amendment increased the Term B Loan by $15.0 million to $20.3 million and extended the maturity date of the Term B Loan to December 26, 2005. Commitments under the Revolving Credit Facility and Term A Loan were reduced in the aggregate from $35.0 million to $30.0 million. The First Amendment also revised certain covenants to be more consistent with the Company’s business plans. The Amendments did not affect the maturity date (December 26, 2006) of the Revolving Credit Facility, Term A Loan or the Cypress Facility.

On December 22, 2004, the Company further amended its Foothill Facility by entering into the Second Amendment to Loan and Security Agreement (the “Foothill Second Amendment”). This Foothill Second Amendment extended the maturity date of the Term B Loan to December 21, 2006. The Foothill Second Amendment did not affect the maturity dates of the Revolving Credit Facility, Term A Loan or the Cypress Facility and did not revise any covenants.

Upon execution of the First Amendment and Second Amendment, the Company was required per EITF 96-19, Debtor’s Accounting for a Modification or Exchange of Debt Instruments, to record a loss of $0.5 million on extinguishment of debt for unamortized costs associated with the original Term B Loan and any bank related fees in relation to the recent Amendments.

The Cypress Facility consists of term loans totaling $35.0 million (the “Term C Loan”). The Term C Loan, $45.9 million (includes PIK interest of $10.9 million) as of December 31, 2004, has a maturity date of December 26, 2006, and bears Pay-In-Kind (PIK) interest fixed at 12% per annum paid quarterly, which at the lenders option can be paid in common stock of the Company. In connection with the Cypress Facility, Holdings has issued the lenders under the Cypress Facility 60,000 warrants to purchase approximately 5.2% of its common stock on a fully diluted basis. The 60,000 warrants, which have an exercise price of $.01 and are exercisable immediately, were valued at $3.4 million using the Black-Scholes model. This amount was recorded as a discount to the Term C Loan debt and included as a component of shareholders’ equity. The Company expects that the effective interest rate associated with the Term C Loan will be greater than 12% given the additional interest expense associated with the warrants.

The Foothill Facility and Cypress Facility contain certain affirmative and negative covenants and restrictions, such as EBITDA and Fixed Charges Ratio on a North America and Worldwide basis. As of December 31, 2004, the Company was in compliance with the various covenants of the Cypress Facility and Foothill Facility.

Senior Subordinated Notes

The Company has $97.8 million of Senior Subordinated Notes due 2006 (the “Notes”), which are unsecured obligations of the Company and bear interest at a rate of 10.625% per annum payable semi-annually on June 30 and December 31.

The Notes are redeemable at the option of the Company on or after December 31, 2004, in whole or in part, at par. Upon a “Change of Control” (as defined in the Indenture), each Note holder has the right to require the Company to repurchase such holder’s Notes at a purchase price of 101% of the principal amount plus accrued interest. The Indenture contains certain affirmative and negative covenants and restrictions. As of December 31, 2004, the Company was in compliance with the various covenants of the Notes.

In 2003, the Company purchased from Cypress a portion of the Notes with a face value of $17.2 million. The purchase was facilitated through Cypress and financed through the issuance of additional Term C debt of $10.0 million. The extinguishment resulted in a gain of $7.2 million that is included in the Company’s Consolidated Statement of Operations. The Company and/or affiliates of the Company, including entities related to Cypress may continue, from time to time, to purchase the Notes previously issued by the Company in the open market or by other means.

Long-term debt repayable in each of the next five years is as follows (in thousands) :

2005	$2,957
2006	171,300
2007	—
2008	—
2009	—

$174,257

Short-Term Debt

AMTROL ALFA has available revolving credit facilities with local banks providing for short-term working capital loans of up to the equivalent of approximately $12.8 million. Borrowings under these agreements accrue interest at EURIBOR plus a premium ranging from 1.00% to 1.25% (3.10% - 3.35% at December 31, 2004). The balance outstanding at December 31, 2003 and 2004 was approximately $9.3 million and $10.8 million, respectively. The highest amount outstanding under these facilities in 2004 was approximately $10.8 million.

Worldwide cash interest payments amounted to approximately $14.9 million, $13.7 million, and $13.9 million for the years ended December 31, 2002, 2003 and 2004, respectively.

(6)	Income Taxes

The components of the provision for income taxes are as follows (in thousands):

	Year Ended December 31,
	2002	2003	2004
Current:
Federal	$—	$40	$—
State	—	75	150
Foreign	774	1,051	775

	774	1,166	925

Deferred:
Federal	—	—	8,812
Foreign	—	—	—

	—	—	8,812

	$774	$1,166	$9,737

The income tax rate reconciliation of the difference between actual and statutory effective tax rates for continuing operations is as follows:

	2002	2003	2004
Benefit for income taxes at the Federal statutory rate	$(1,591)	$252	$(1,228)

State taxes, net of Federal tax effect	—	50	90

Foreign taxes rate differential	4	397	(391)

Increase (decrease) in U.S. valuation allowance	2,373	(11)	10,697

Other taxes	—	602	327

Other, net	(12)	(124)	242

Recorded provision	$774	$1,166	$9,737

Significant items giving rise to deferred tax assets (liabilities) are as follows (in thousands):

	December 31,
	2003	2004
Deferred Income Taxes short-term
Allowance for doubtful accounts	$135	$153
Inventory adjustment	827	793
Accrued liabilities and other	527	1,657
Valuation allowance	—	(2,603)

	$1,489	$—

	2003	2004
Deferred Income Taxes long-term
Net operating loss carryforward	$10,760	$12,390
Accelerated depreciation	(2,362)	(2,021)
Warranty reserves - long-term	998	772
Deferred compensation	394	434
Valuation allowance	(2,712)	(11,930)
Other	381	355

	$7,459	$—

The Company has increased the valuation allowance for certain deferred tax assets related to net operating loss carryforwards. The increase results from a reassessment by management of the timing and likelihood of certain prospective events central to management’s tax planning strategies, consistent with the requirements of SFAS No. 109. The net operating loss carryforwards are long-term in nature and management may reduce the valuation allowance if its assessment of the timing and likelihood of these prospective events changes.

Cash paid for income taxes amounted to $0.9 million, $1.1 million, and $0.7 million for the years ended December 31, 2002, 2003 and 2004, respectively. At December 31, 2004, the Company had net operating loss carryforwards in the United States of approximately $32.1 million expiring in 2012 through 2024.

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

The Company also contributes 3% of each employee’s gross pay up to the Social Security taxable wage base and 4% of amounts in excess of that level up to approximately $0.2 million of wages. Company contributions to the 401(k) plan totaled approximately $0.6 million for the years ended December 31, 2002, 2003 and 2004.

(8)	Lease Commitments

The Company leases certain plant facilities and equipment. Total rental expenses charged to operations approximated $1.6 million, $1.3 million and $1.3 million for the years ended December 31, 2002, 2003 and 2004, respectively. Minimum rental commitments under all non-cancelable operating leases are as follows (in thousands):

2005	$753
2006	638
2007	565
2008	76
2009	62

$2,094

Certain of the leases provide for renewal options.

(9)	Intangible Assets

Intangible assets consist of patents and trademarks and are amortized on a straight-line basis over an estimated useful life of 5 years. Amortization of intangible assets amounted to $0.1 million, $0.1 million and $0.4 million for the years ended December 31, 2002, 2003 and 2004, respectively, are included as part of Other Assets on the Company's Consolidated Balance Sheet. The table that follows presents the company’s intangible assets as of December 31, 2004 and 2003:

	Gross Carrying	Accumulated	Net Intangible
(In thousands)	Amount	Amortization	Assets
December 31, 2004

Patents	$697	$(609)	$88
Trademarks	97	(65)	32

	$794	$(674)	$120

December 31, 2003

Patents	$697	$(185)	$512
Trademarks	88	(46)	42

	$785	$(231)	$554

As of December 31, 2004, the estimated annual intangible asset amortization expense for each of the succeeding five years aggregates $0.1 million as follows: (In thousands)

Year Ended	Annual Amortizaton
December 31,	Expense
2005	$65
2006	38
2007	13
2008	3
2009	1

(10)	Commitments and Contingencies

At December 31, 2004, the Foothill Agreement contained a sublimit to support the issuance of letters of credit in the amount of $3.0 million. At December 31, 2004, letters of credit outstanding amounted to $1.8 million.

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

The Company monitors and reviews its procedures and policies for compliance with environmental laws. Based upon the Company’s experience to date, the Company operates in substantial compliance with environmental laws, and the cost of compliance with existing regulations is not expected to have a material adverse effect on the Company’s results of operations, financial condition, cash flows or competitive position. However, future events, including changes in existing laws and regulations or enforcement policies, may give rise to additional compliance costs which could have a material adverse effect on the Company’s results of operations, financial condition or competitive position.

The Company is involved in various legal proceedings which, in the opinion of management, will not result in a material adverse effect on its financial condition, results of operations or cash flows.

(11)	Stock Plans

Certain key employees and directors have been granted options to purchase common shares of the Company’s parent, Holdings Inc., under the AMTROL Holdings 1997 Incentive Stock Plan (the “Plan”). The Plan includes both time vesting and performance-based vesting options. The options which vest over time are subject to fixed plan accounting under APB 25. Under fixed plan accounting, compensation is measured as the intrinsic value of the option at date of grant. The performance-based options expired because the performance measure was not met.

As of December 31, 2004, options to purchase 62,551 shares under the Plan were outstanding. The outstanding options, which have a life of ten years and an exercise price of $100, are exercisable immediately, provided that purchased shares are subject to repurchase by Holdings at fair market value until such shares vest under certain circumstances.

The Company applies APB Opinion No. 25 to account for its stock option plans. Accordingly, pursuant to the terms of the Plan, no compensation cost related to the issuance of stock options has been recognized in the Company’s financial statements. During 2002, 2003 and 2004, no options were granted or vested under this plan.

(12)	Business Segment Information

AMTROL’s reportable segments are delineated geographically. In addition to the geographic delineation, the segments are managed separately because of their different product offerings, markets served and cost structures.

The Company’s North American segment operates manufacturing facilities in Rhode Island, Kentucky, Maryland and Ohio, and operates a distribution facility in Ontario, Canada. This segment manufactures and markets products used principally in flow control, storage, heating, and other treatment of fluids in the water system, HVAC and refrigerant cylinders markets. These products are marketed throughout the world but primarily in North America, Western Europe and Asia.

The Company’s Europe segment includes its facilities in Guimaraes, Portugal, and Swarzedz, Poland. The Guimaraes facility manufactures returnable and non-returnable steel gas cylinders for storing and dispensing of cooking, heating and refrigerant gases that are marketed worldwide. The Swarzedz facility refurbishes gas cylinders.

The primary criteria by which financial performance is evaluated and resources are allocated include revenues and EBITDA. The method of calculating EBITDA is consistent with the definition contained in the Foothill Facility, the Cypress Facility and the Indenture. Readers of financial statements frequently consider EBITDA a useful tool in evaluating a company’s performance. Therefore, the Company believes that inclusion of EBITDA is useful supplemental information. However, EBITDA is not a measure of true cash flow since it does not incorporate changes of other assets or liabilities that may generate or require cash. EBITDA is not a generally accepted accounting measure. The following is a summary of key financial data by segment:

	2002	2003	2004
Net Sales to external customers
North America
US
Water technologies	$92,606	$86,483	$97,865
Cylinders	24,282	23,927	22,662
Other
Water technologies	5,412	6,700	7,307
Europe
Portugal
Cylinders	55,101	65,988	69,267
Other
Cylinders	2,015	1,948	1,293

Consolidated	$179,416	$185,046	$198,394

Income from operations
North America	$12,149	$12,371	$15,185
Europe	3,421	1,212	2,768

Consolidated	$15,570	$13,583	$17,953

EBITDA
North America	$17,336	$17,434	$20,060
Europe	5,661	4,406	5,470

Consolidated	$22,997	$21,840	$25,530

Long-Lived assets
North America
US	$119,266	$115,819	$114,859
Other	4	10	9
Europe
Portugal	32,441	31,999	33,127
Other	2,034	1,888	2,010

Consolidated	$153,745	$149,716	$150,005

The following represents the reconciliation of EBITDA to a recognized Generally Accepted Accounting Principles (“GAAP”) measure.

	Year Ended December 31,
	2002	2003	2004
Loss from continuing operations	$(5,456)	$(422)	$(13,351)
Interest expense	19,918	19,564	21,664
Depreciation	7,756	8,292	7,480
Income taxes	774	1,166	9,737
Gain on extinguishment of debt	—	(6,760)	—
Loss on sale of property, plant & equipment	5	—	—

EBITDA	$22,997	$21,840	$25,530

(13)	Discontinued Operations

The Company, on February 27, 2004, completed the sale of the stock of AMTROL Holdings GmbH (“Holdings”) to DTT NOVA Beteiligungen GmbH & Co. KG (“DTT”) for 300,000 Euros or $363,000 of which $238,000 was received during the second quarter of 2004. Holdings’ principal subsidiary is AMTROL Nova GmbH & Co. KG, a German-based manufacturer of indirect fired water heaters. DTT is a German-based company that operates as a manufacturer of water heaters.

Holdings’ results of operations were included within the Company’s Europe segment. The Company has treated the sale of Holdings as a discontinued operation; accordingly the results of operations of Holdings are excluded from continuing operations for all periods presented. In addition, the assets and liabilities of Holdings are reflected as assets and liabilities from discontinued operations in the accompanying December 31, 2003 balance sheet. There was no interest expense allocated to this discontinued operation.

The following table illustrates the net loss recorded on sale of Holdings:

Net assets of Holdings at 2/27/04	$5,973
Net proceeds	(363)

Net Loss prior to write-off of currency translation adjustment	5,610
Loss resulting from write-off of currency translation adjustment	2,483

Net loss recorded on sale of Holdings	$8,093

The following table illustrates Holdings’ Net sales and Pre-tax loss for each of the periods presented (in thousands):

	Year Ended December 31,
	2002	2003	2004
Net sales	$7,387	$11,111	$1,871

Pre-tax loss	(5,381)	(1,310)	(770)

Item 15(a)(2)	SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

(in thousands)
	Balance at
	Beginning of			Adjustments/	Balance at End
Consolidated	Period	Provision	Recoveries	Write-Offs	of Period
Year ended December 31, 2002
Allowance for doubtful accounts	1,291	143	—	(359)	1,075

Year ended December 31, 2003
Allowance for doubtful accounts	1,075	77	44	—	1,196

Year ended December 31, 2004
Allowance for doubtful accounts	1,196	73	—	(220)	1,049

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in West Warwick, Rhode Island, on the 31st day of March 2005.

AMTROL Inc.

By:	s/s Larry T. Guillemette

Larry T. Guillemette
Chief Financial Officer

Date: March 31, 2005

Pursuant to the requirements of the Securities Act of 1934, this Form 10-K has been signed by the following persons in the capacities and on the date indicated.

Signature	Title	Date
s/s Albert D. Indelicato Albert D. Indelicato	President, Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)	March 31, 2005
s/s Larry T. Guillemette Larry T. Guillemette	Exec. Vice President, Chief Financial Officer, and Treasurer (Principal Financial Officer)	March 31, 2005
s/s Joseph L. DePaula Joseph L. DePaula	Vice President and Worldwide Controller (Principal Accounting Officer)	March 31, 2005
s/s John P. Cashman John P. Cashman	Director	March 31, 2005
s/s David P. Spalding David P. Spalding	Director	March 31, 2005
s/s James A. Stern James A. Stern	Director	March 31, 2005
s/s Gerald Willinger Gerald Willinger	Director	March 31, 2005

EXHIBIT INDEX

Exhibit #	Document Description
3.1	Restated Articles of Incorporation of AMTROL Inc. (incorporated by reference from the Company’s Registration Statement on Form S-4, Registration No. 333-18075, declared effective by the Securities and Exchange Commission on January 2, 1997).

3.2	Bylaws of AMTROL Inc. (incorporated by reference from the Company’s Registration Statement on Form S-4, Registration No. 333-18075, declared effective by the Securities and Exchange Commission on January 2, 1997).

4.1	Indenture, dated as of November 1, 1996 between AMTROL Acquisition, Inc. and The Bank of New York (incorporated by reference from the Company’s Registration Statement on Form S-4, Registration No. 333-18075, declared effective by the Securities and Exchange Commission on January 2, 1997).

4.2	Form of 10-5/8% Senior Subordinated Notes due 2006 (included in Exhibit 4.1) (incorporated by reference from the Company’s Registration Statement on Form S-4, Registration No. 333-18075, declared effective by the Securities and Exchange Commission on January 2, 1997).

4.3	First Supplemental Indenture, dated as of November 13, 1996, between AMTROL Inc. and The Bank of New York (incorporated by reference from the Company’s Registration Statement on Form S-4, Registration No. 333-18075, declared effective by the Securities and Exchange Commission on January 2, 1997).

10.1	Credit Agreement, dated as of November 13, 1996, among AMTROL Acquisition, Inc. and AMTROL Holdings, Inc., various lending institutions party thereto, Morgan Stanley Senior Funding, Inc. as documentation agent, and Bankers Trust Company, as administrative agent (incorporated by reference from the Company’s Registration Statement on Form S-4, Registration No. 333-18075, declared effective by the Securities and Exchange Commission on January 2, 1997).

10.1.1	First Amendment to Credit Agreement, dated as of June 24, 1997 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 5, 1997).

10.1.2	Second Amendment to Credit Agreement, dated as of December 12, 1997 (incorporated by reference to Exhibit 7(c) in the Company’s Current Report on Form 8-K dated December 22, 1997).

10.1.3	Third Amendment to the Credit Agreement dated as of June 24, 1998 (incorporated by reference to the Company’s Quarterly report on Form 10-Q for the quarter ended July 4, 1998).

10.1.4	Fourth Amendment to the Credit Agreement dated as of July 13, 1998 (incorporated by reference to the Company’s Quarterly report on Form 10-Q for the third quarter ended October 3, 1998).

10.1.5	Fifth Amendment to the Credit Agreement dated as of March 30, 2001 (incorporated by reference to the Company’s Annual Report of Form 10-K for the fiscal year ended December 31, 2000).

10.2	AMTROL Inc. Pension Plan and Trust (incorporated by reference from the Company’s Registration Statement on Form S-1, Registration No. 33-48413, declared effective by the Commission on March 18, 1993).*

10.3	Amendments to AMTROL Inc. Pension Plan and Trust (incorporated by reference from the Company’s Registration Statement on Form S-1, Registration No. 33-48413, declared effective by the Securities and Exchange Commission on March 18, 1993).*

10.4	AMTROL Inc. Executive Cash Bonus Plan (incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1994).*

Exhibit #	Document Description
10.5	AMTROL Inc. Supplemental Retirement Plan II (incorporated by reference from the Company’s Registration Statement on Form S-1, Registration No. 33-48413, declared effective by the Commission on March 18, 1993).*

10.6	First Amendment to AMTROL Inc. Supplemental Retirement Plan II (incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995).*

10.10	Employment Agreement dated June 24, 1998 by and between AMTROL Inc. and Albert D. Indelicato (incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998).*

10.11	AMTROL Holdings Inc. 1997 Incentive Stock Plan dated December 16, 1997. (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997).*

10.12	Loan and Security Agreement dated December 26, 2001 among Amtrol Holdings, Inc., Amtrol Inc. and WaterSoft Inc. and Foothill Capital Corporation as the Arranger and Administrative Agent (incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001).

10.12.1	First Amendment and Waiver To Loan and Security Agreement dated November 18, 2003 among Amtrol Holdings, Inc., Amtrol Inc., WaterSoft Inc., Amtrol Canada LTD (incorporated by reference from the Company’s Form 8-K dated November 25, 2003).

10.13	Loan and Security Agreement dated December 26, 2001 among Amtrol Holdings, Inc., Amtrol Inc. and WaterSoft Inc. and Cypress Merchant Banking Partners, L.P. and Cypress Offshore Partners, L.P. (incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001).

10.13.1	First Amendment to Loan and Security Agreement dated November 18, 2003 among Amtrol Holdings, Inc., Amtrol Inc., WaterSoft Inc., Amtrol Canada LTD, and Cypress Merchant Banking Partners, L.P. and Cypress Offshore Partners, L.P. (incorporated by reference from the Company’s Form 8-K dated November 25, 2003).

10.13.2	Second Amendment to Loan and Security Agreement dated November 18, 2003 among Amtrol Holdings, Inc., Amtrol Inc., WaterSoft Inc., Amtrol Canada LTD, and Cypress Merchant Banking Partners, L.P. and Cypress Offshore Partners, L.P. (incorporated by reference from the Company’s Form 8-K dated November 25, 2003).

10.13.3	Second Amendment to Loan and Security Agreement dated December 22, 2004 among Amtrol Holdings, Inc., Amtrol Inc., WaterSoft Inc., Amtrol Canada LTD, and Wells Fargo Foothill, Inc.

10.14	Subsidiary Guaranty Agreement dated December 26, 2001 among Amtrol International Investments, Inc. and Cypress Merchant Banking Partners, L.P. and Cypress Offshore Partners, L.P. (incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001).

10.15	Contribution Agreement dated December 26, 2001 among Amtrol Holdings, Inc., Amtrol Inc. and WaterSoft Inc. and Cypress Merchant Banking Partners, L.P. and Cypress Offshore Partners, L.P. (incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001).

10.16	Subsidiary Guaranty Agreement dated December 26, 2001 among Amtrol International Investments, Inc. and Foothill Capital Corporation (incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001).

10.17	Contribution Agreement dated December 26, 2001 among Amtrol Holdings, Inc., Amtrol Inc. and WaterSoft Inc. and Foothill Capital Corporation (incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001).

10.18	Change of Control Agreement dated October 29, 2004 among Amtrol Holdings Inc. and Albert D. Indelicato.*

10.19	Change of Control Agreement dated October 29, 2004 among Amtrol Holdings Inc. and Larry T. Guillemette.*

Exhibit #	Document Description
10.20	Change of Control Agreement dated October 29, 2004 among Amtrol Holdings Inc. and Joseph DePaula.*

10.21	Severance Agreement dated October 29, 2004 among Amtrol Holdings Inc. and Christopher A. Laus.*

10.22	Severance Agreement dated October 29, 2004 among Amtrol Holdings Inc. and Christopher A. Van Haaren.*

10.23	Severance Agreement dated October 29, 2004 among Amtrol Holdings Inc. and Michael A. Montigny.*

10.24	Severance Agreement dated October 29, 2004 among Amtrol Holdings Inc. and Gerard McKeown.*

10.25	Severance Agreement dated October 29, 2004 among Amtrol Holdings Inc. and Michael Termaat.*

10.26	Form of Indemnification Agreement entered into between Amtrol Inc. and each Board of Director.

10.27	Form of Indemnification Agreement entered into between Amtrol Holdings Inc. and each Board of Director.

14	Code of Ethics

18	Preferability letter regarding change in accounting policy from LIFO to FIFO (incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998).

21	Subsidiaries of AMTROL Inc.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 (a) under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan arrangement.