Form 10-Q
period 2005-04-02
AMTROL INC /RI/
filed 2005-05-11
CIK 853547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2005

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: $.01 Par Value: 100 shares of Common stock as of May 10, 2005.

FORM 10-Q FOR THE QUARTER ENDED APRIL 2, 2005

AMTROL INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets
(Unaudited — In thousands)

	April 2,	December 31,
	2005	2004
Assets
Current assets:
Cash and cash equivalents	$6,159	$12,378
Accounts receivable, less allowance for doubtful accounts	33,895	29,946
Inventories	33,584	30,637
Tax refund receivable	1,689	2,010
Prepaid expenses and other	1,632	1,030

Total current assets	76,959	76,001

Property, plant and equipment, net	30,100	30,800

Other assets:
Goodwill	119,205	119,205
Deferred financing costs	1,670	1,920
Other	329	314

Total other assets	121,204	121,439

	$228,263	$228,240

Liabilities and Shareholders’ Deficit

Current liabilities:
Current maturities of long-term debt	$2,957	$2,957
Notes payable to banks	8,686	10,774
Accounts payable	24,306	23,006
Accrued volume rebates	1,430	4,615
Accrued expenses	10,400	10,158
Accrued interest	2,675	256
Accrued income taxes	1,340	1,415

Total current liabilities	51,794	53,181

Other noncurrent liabilities	4,148	3,979

Long-term debt, less current maturities	175,038	171,300

Shareholders’ Deficit:
Capital stock $.01 par value — authorized 1,000 shares, 100 shares issued	—	—
Additional paid-in capital	99,273	99,273
Accumulated deficit	(106,866)	(105,339)
Accumulated other comprehensive income	4,876	5,846

Total shareholders’ deficit	(2,717)	(220)

	$228,263	$228,240

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMTROL INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited — in thousands)

	Quarter Ended
	April 2,	April 3,
	2005	2004
Net sales	$54,990	$52,655

Cost of goods sold	43,699	41,139

Gross profit	11,291	11,516

Operating expenses:
Selling, general and administrative	7,137	7,266

Income from operations	4,154	4,250

Other income (expense):

Interest expense	(5,536)	(5,478)
Interest income	43	41
Other, net	70	66

Loss from continuing operations before provision for income taxes	(1,269)	(1,121)

Provision for income taxes	258	145

Loss from continuing operations	(1,527)	(1,266)

Discontinued operations:
Loss from sale of subsidiary, net	—	(8,331)
Loss from discontinued operations, net	—	(389)

Net loss	$(1,527)	$(9,986)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMTROL INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Shareholders’ Deficit

(Unaudited — in thousands)

Quarter Ended April 2, 2005

				Accumulated Other
		Additional Paid-in	Accumulated	Comprehensive	Comprehensive
	Common Stock	Capital	Deficit	Income/(Loss)	Loss
Balance, December 31, 2004	$—	$99,273	$(105,339)	$5,846	$—

Net loss	—	—	(1,527)	—	(1,527)
Currency translation adjustment	—	—	—	(970)	(970)

Balance, April 2, 2005	$—	$99,273	$(106,866)	$4,876	$(2,497)

Quarter Ended April 3, 2004

				Accumulated Other
		Additional Paid-in	Accumulated	Comprehensive	Comprehensive
	Common Stock	Capital	Deficit	Income	Loss
Balance, December 31, 2003	$—	$99,273	$(83,125)	$1,063	$—

Net loss	—	—	(9,986)	—	(9,986)
Derivative instrument valuation adjustment	—	—	—	37	37
Currency translation adjustment	—	—	—	2,405	2,405

Balance, April 3, 2004	$—	$99,273	$(93,111)	$3,505	$(7,544)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMTROL INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited — in thousands)

	Quarter Ended
	April 2,	April 3,
	2005	2004
Cash Flows Provided by (Used in) Operating Activities:
Loss from continuing operations	$(1,527)	$(1,266)
Loss from discontinued operations	—	(8,720)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities -
Depreciation and amortization	1,953	2,122
Provision for losses on accounts receivable	17	18
Deferred interest	1,594	1,442
Net assets of discontinued operations	—	5,011
Changes in operating assets and liabilities	(6,834)	(1,005)

Net cash used in operating activities	(4,797)	(2,398)

Cash Flows Provided by (Used in) Investing Activities:
Capital expenditures	(1,629)	(1,768)
Proceeds from sale of discontinued business	—	125

Net cash used in investing activities	(1,629)	(1,643)

Cash Flows Provided by (Used in) Financing Activities:
Repayment of debt	(37,702)	(35,512)
Issuance of debt	38,084	41,306

Net cash provided by financing activities	382	5,794

Net increase (decrease) in cash and cash equivalents	(6,044)	1,753

Effect of exchange rate changes on cash and cash equivalents	(175)	(32)

Cash and cash equivalents, beginning of period	12,378	13,289

Cash and cash equivalents, end of period	$6,159	$15,010

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

Concentration of Credit Risk

The Company extends credit to almost all its customers on an uncollateralized basis. Concentration of credit and geographic risk with respect to accounts receivable is limited due to the large number of and general dispersion of accounts, which constitute the Company’s customer base. The Company periodically performs credit evaluations of its customers. At April 2, 2005 and April 3, 2004, there were no customers accounting for greater than ten percent of the Company’s accounts receivable. The Company has not experienced significant credit losses on customers’ accounts.

The Company invests its excess cash in highly liquid short-term investments. The Company has established guidelines that maintain safety and liquidity and reviews these guidelines as economic conditions change. The Company has not experienced any losses on its cash equivalents or short-term investments.

Depreciable Property and Equipment

Property, plant, and equipment are stated on the basis of cost. The Company provides for depreciation by charges to income (computed on the straight-line method) in amounts estimated to depreciate the cost of properties over their estimated useful lives that generally fall within the following ranges:

Building and improvements	10 - 40 years
Machinery and equipment	3 - 12 years
Furniture and fixtures	5 - 20 years
Other	3 - 10 years

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

The following chart illustrates the changes in the Company’s warranty reserve for the periods presented:

	Three Months Ended	Year Ended
	April 2,	December 31,
(in thousands)	2005	2004
Balance, beginning of period	$3,662	$3,065

Warranties issued during the period	589	1,924

Claims during the period	(651)	(1,987)

Change in estimate	—	660

Balance, end of period	$3,600	$3,662

Goodwill and Long - Lived Assets

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

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”, the Company has evaluated the realizability of non-goodwill long-lived assets, which primarily consist of property, plant and equipment and intangible assets, based on expectations of the non-discounted future cash flows for each subsidiary having a material amount of these assets. If the sum of the expected non-discounted future cash flows is less than the carrying amount of all assets, the Company would recognize an impairment loss. The Company’s cash flow estimates are based upon historical cash flows, as well as future projected cash flows received from subsidiary management in connection with the annual Company wide planning process, and include a terminal valuation for the applicable subsidiary based upon a multiple of earnings before interest expense, taxes and depreciation and amortization expense (“EBITDA”). The Company estimates the EBITDA multiple by reviewing comparable company information and other industry data. The Company believes that its procedure for estimating gross future cash flows, including the terminal valuation, are reasonable and consistent with current market conditions. Based on its most recent analysis, the Company believes that no material impairment exists at April 2, 2005.

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

During the current quarter, the Company used forward contracts, generally three months in duration, to hedge its foreign currency exposures. The foreign currency exposures relate primarily to its operations in Portugal. A portion of revenues from the Company’s Portuguese operations were denominated in U.S. dollars and British Pounds so as the Euro changed, the corresponding value of these receivables also changed. At April 2, 2005, the Company’s Portuguese operations had forward contracts totalling $1.0 million with maturity dates through June 2005. The value of these forward contracts was immaterial to the balance sheet of the Company.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123(R) (revised 2004), “Share-Based Payment”, which is a revision of SFAS No. 123. SFAS No. 123(R) supersedes APB Opinion No. 25 and amends SFAS No. 95, “Statement of Cash Flows”. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their fair values. The new standard will be effective for the Company in the quarter beginning January 1, 2006. The adoption of this standard is not expected to have a material impact on the Company’s overall financial position or results of operations.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs – an amendment of ARB No. 43”. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. This Statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing”, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal”. In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The adoption of this standard is not expected to have a material impact on the Company’s overall financial position or results of operations.

In January 2003, the FASB issued FASB Interpretation 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (Interpretation 46). In December 2003, the FASB issued a revision to Interpretation 46 to make certain technical corrections and address certain implementation issues that had arisen. Interpretation 46, as revised, provides a new framework for identifying variable interest entities (VIEs) and determining when a company should include the assets, liabilities, noncontrolling interests and results of activities of a VIE in its consolidated financial statements. Interpretation 46 was effective immediately for VIEs created after January 31, 2003. The provisions of Interpretation 46, as revised, were adopted by the Company during the latest quarter. The adoption of this Interpretation had no impact on the Company’s overall financial position and results of operations.

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

The Foothill Facility provides the Company (i) a term loan facility consisting of a five-year Term A Loan maturing December 2006, with an outstanding principal amount of $4.7 million at April 2, 2005, bearing cash interest at Wells Fargo Reference Rate (approximating the prime rate) plus 0.75% (6.50% at April 2, 2005), and a four-year Term B Loan maturing December 2006, with an outstanding principal amount of $19.4 million as of April 2, 2005, bearing cash interest at the Wells Fargo Reference Rate plus 3.5%, and Paid-In-Kind (“PIK”) interest at 3.5% (12.75% at April 2, 2005) (collectively the “Term Loans”) and (ii) a five-year Revolving Credit Facility maturing December 2006, bearing interest at Wells Fargo Reference Rate plus 0.5% (6.25% at April 2, 2005), providing the lesser of (a) $30.0 million less the aggregate outstanding principal amount of the Term A Loan less letter of credit usage and (b) borrowing base less letter of credit usage. At April 2, 2005, total availability and aggregate borrowings under the Revolving Credit Facility were $15.9 million and $8.6 million, respectively.

On November 18, 2003, the Company amended its Foothill Facility by entering into the First Amendment and Waiver to Loan and Security Agreement (the “First Amendment”) and also amended its Cypress Facility by entering into the Second Amendment to Loan and Security Agreement (the “Second Amendment”), collectively the “Amendments”. The First Amendment increased the Term B Loan by $15.0 million to $20.3 million and extended the maturity date of the Term B Loan to December 26, 2005. Commitments under the Revolving Credit Facility and Term A Loan were reduced in the aggregate from $35.0 million to $30.0 million. The First Amendment also revised certain covenants to be more consistent with the Company’s business plans. The Amendments did not affect the maturity date (December 26, 2006) of the Revolving Credit Facility, Term A Loan or the Cypress Facility.

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

The Cypress Facility consists of term loans totaling $35.0 million (the “Term C Loan”). The Term C Loan, $47.5 million (includes PIK interest of $12.5 million) as of April 2, 2005, has a maturity date of December 26, 2006, and bears Pay-In-Kind (PIK) interest fixed at 12% per annum paid quarterly, which at the lenders option can be paid in common stock of the Company. In connection with the Cypress Facility, Holdings has issued the lenders under the Cypress Facility 60,000 warrants to purchase approximately 5.2% of its common stock on a fully diluted basis. The 60,000 warrants, which have an exercise price of $.01 and are exercisable immediately, were valued at $3.4 million using the Black-Scholes model. This amount was recorded as a discount to the Term C Loan debt and included as a component of shareholders’ equity. The Company expects that the effective interest rate associated with the Term C Loan will be greater than 12% given the additional interest expense associated with the warrants.

The Foothill Facility and Cypress Facility contain certain affirmative and negative covenants and restrictions, such as EBITDA and Fixed Charges Ratio on a North America and Worldwide basis. As of April 2, 2005, the Company was in compliance with the various covenants of the Foothill Facility and Cypress Facility.

Senior Subordinated Notes

The Company has $97.8 million of Senior Subordinated Notes due 2006 (the “Notes”), which are unsecured obligations of the Company and bear interest at a rate of 10.625% per annum payable semi-annually on June 30 and December 31.

The Notes are redeemable at the option of the Company on or after December 31, 2003, in whole or in part, at par. Upon a “Change of Control” (as defined in the Indenture), each Note holder has the right to require the Company to repurchase such holder’s Notes at a purchase price of 101% of the principal amount plus accrued interest. The Indenture contains certain affirmative and negative covenants and restrictions. As of April 2, 2005, the Company was in compliance with the various covenants of the Notes.

5. Discontinued Operations

The Company on February 27, 2004, completed the sale of the stock of AMTROL Holdings GmbH (“Holdings”) to DTT NOVA Beteiligungen GmbH & Co. KG (“DTT”) for approximately 300,000 Euros or $363,000 of which $238,000 was received during the second quarter of 2004 satisfying the full obligation. Holdings’ principal subsidiary is AMTROL Nova GmbH & Co. KG, a German-based manufacturer of indirect fired water heaters. DTT is a German-based company that operates as a manufacturer of water heaters.

Holdings’ results of operations were included within the Company’s Europe segment. The Company has treated the sale of Holdings as a discontinued operation in this quarterly report on Form 10-Q for the period ended April 3, 2004 and accordingly the results of operations of Holdings is excluded from continuing operations. Net sales and Pre-tax loss excluded from continuing operations for the period ended April 3, 2004 was $1.9 million and $0.4 million, respectively. There was no interest expense allocated to this discontinued operation.

6. Inventories

Inventories are stated at the lower of cost or market and were as follows (in thousands):

	April 2,	December 31,
	2005	2004
Raw materials and work in process	$21,213	$18,935
Finished goods	12,371	11,702

	$33,584	$30,637

7. Accounting for Derivative Instruments and Hedging Activities

The Company had an interest rate swap contract and an interest rate cap (the “Contract”) that matured on June 30, 2004. The Company received the 90-day LIBOR rate and paid a fixed rate of 4.60% unless LIBOR increased to 7.1%. The Contract was designated as a cash flow hedge of variable future cash flows associated with the Foothill Agreement Term Loan A and B Debt.

8. Provision for Income Taxes

The effective income tax rates used in the interim consolidated financial statements are estimates of the full year’s rates. The Company increased the valuation allowance for certain deferred tax assets related to net operating loss carryforwards during 2004. The increase resulted from a reassessment by management of the timing and likelihood of certain prospective events central to management’s tax planning strategies, consistent with the requirements of SFAS No. 109. The net operating loss carryforwards are long-term in nature and management may reduce the valuation allowance if its assessment of the timing and likelihood of these prospective events changes.

9. Business Segment Information

The Company’s reportable segments are delineated geographically. In addition to the geographic delineation, the segments are managed separately because of their different product offerings, markets served and cost structures.

The Company’s North American segment operates manufacturing facilities in Rhode Island, Kentucky, Maryland and Ohio, and operates a distribution facility in Ontario, Canada. This segment manufactures and markets products used principally in flow control, storage, heating, and other treatment of fluids in the water system, HVAC and refrigerant cylinder markets. These products are marketed throughout the world but primarily in North America, Western Europe and Asia.

The Company’s Europe segment includes its facilities in Guimaraes, Portugal and Swarzedz, Poland. The Guimaraes facility manufactures returnable and non-returnable steel gas cylinders for storing and dispensing of cooking, heating and refrigerant gases that are marketed worldwide. The Swarzedz facility refurbishes gas cylinders.

The primary criteria by which financial performance is evaluated and resources are allocated include revenues and EBITDA. EBITDA is earnings (net income/loss) before interest, taxes, depreciation and amortization. The method of calculating EBITDA is consistent with the definition contained in the Foothill Agreement, the Cypress Agreement and the Indenture. Readers of financial statements frequently consider EBITDA a useful tool in evaluating a company’s performance. Therefore, the Company believes that inclusion of EBITDA is useful supplemental information. However, EBITDA is not a measure of true cash flow since it does not incorporate changes of other assets or liabilities that may generate or require cash. EBITDA is not a generally accepted accounting measure. Long-lived assets are comprised of goodwill and property, plant and equipment, net. The following is a summary of key financial data by segment:

	April 2,	April 3,
	2005	2004
Net Sales to external customers
North America
US
Water technologies	$23,997	$24,976
Cylinders	7,134	6,054
Other
Water technologies	2,042	1,808
Europe
Portugal
Cylinders	21,476	19,525
Other
Cylinders	341	292

Consolidated	$54,990	$52,655

Income from operations
North America	$2,473	$3,238
Europe	1,681	1,012

Consolidated	$4,154	$4,250

EBITDA
North America	$3,506	$4,381
Europe	2,464	1,848

Consolidated	$5,970	$6,229

	April 2,	December 31,
Long-Lived assets	2005	2004
North America
US	$114,501	$114,859
Other	8	9
Europe
Portugal	32,969	33,127
Other	1,827	2,010

Consolidated	$149,305	$150,005

The following represents the reconciliation of EBITDA to a recognized Generally Accepted Accounting Principles (“GAAP”) measure.

	April 2,	April 3,
(in thousands)	2005	2004
Loss from continuing operations	$(1,527)	$(1,266)
Interest expense	5,536	5,478
Depreciation (a)	1,703	1,872
Income taxes	258	145

EBITDA	$5,970	$6,229

(a) Statement of Cash flows denotes $1,953 and $2,122 for the above periods presented. These amounts include deferred financing costs which are presented as part of interest expense on the Company’s Condensed Consolidated Statement of Operations

10. Commitments and Contingencies

At April 2, 2005, the Foothill Facility contained a sublimit to support the issuance of letters of credit in the amount of $3.0 million. At April 2, 2005, letters of credit outstanding amounted to $1.7 million.

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

The Company is involved in various legal proceedings, which in the opinion of management, will not result in a material adverse effect on its financial condition, results of operations and cash flows.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

This section should be read in conjunction with the condensed Consolidated Financial Statements of the Company included elsewhere herein and the Company’s Form 10-K for 2004.

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

All statements other than statements of historical fact included in this Form 10-Q and elsewhere relating to the Company’s financial position, strategic initiatives and statements addressing industry developments are forward-looking statements. When incorporated in this discussion, the words “expect(s)”, “feel(s)”, “believe(s)”, “anticipate(s)” and similar expressions are intended to identify some of these forward-looking statements. Forward looking statements include those containing these phrases but also any other statements that are not references to historical fact. Although the Company believes that the expectations reflected in such forward-looking statements are expressed in good faith and are believed to have a reasonable basis, there can be no assurance that such expectations or beliefs will result or be achieved or accomplished. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The following are some of the important factors that can vary or change or involve substantial risk and cause actual results to differ materially from such expectations: the Company’s ability to successfully implement its business strategy; the availability and cost of raw materials; changes in domestic or foreign government regulation or enforcement policies, particularly related to refrigerant gases or cylinders and building and energy efficiency requirements or restrictions or limitations or general reduction in the use of domestic wells; significant weather conditions adverse to the Company’s business; development of competing technologies; acceptance of the Company’s existing and planned new products in domestic and international markets; competition in the Company’s markets, particularly price competition; the rate of growth of developing economies and demand for the Company’s products; the ultimate cost of future warranty and other claims relating to the Company’s products and business; whether the Company succeeds in acquiring new businesses; availability of capital; foreign exchange rates; increases in interest rates; the business abilities and judgment of personnel; and general economic, financial and business conditions, both domestically and internationally.

Results of Operations

   Three Months Ended April 2, 2005 Compared to Three Months Ended April 3, 2004.

   Consolidated Operations

The following table sets forth consolidated operating results for the quarterly periods presented:

	April 2, 2005			April 3, 2004
		% of Net			% of Net
In millions of dollars	Actual	Sales	% Change	Actual	Sales
Net sales	$55.0	100.0%	4.6%	$52.6	100.0%
Cost of goods sold	43.7	79.5%	6.3%	41.1	78.1%

Gross profit	11.3	20.5%	-1.7%	11.5	21.9%
Selling, general and administrative expenses	7.1	12.9%	-2.7%	7.3	13.9%

Income from operations	4.2	7.6%	0.0%	4.2	8.0%
Other income (expense), net
Interest expense, net	(5.5)	-10.0%	0.0%	(5.5)	-10.5%
Other, net	0.1	0.2%	0.0%	0.1	0.2%

Loss from continuing operations before income taxes	(1.2)	-2.2%	0.0%	(1.2)	-2.3%

Income tax expense	0.3	0.5%	200.0%	0.1	0.2%

Loss from continuing operations	(1.5)	-2.7%	-15.4%	(1.3)	-2.5%
Loss from discontinued operations, net	—	0.0%	100.0%	(8.7)	-16.5%

Net loss	$(1.5)	-2.7%	85.0%	$(10.0)	-19.0%

Net Sales. Net sales for the first quarter of 2005 increased $2.4 million or 4.6% to $55.0 million from $52.6 million for the first quarter of 2004. In North America, net sales for the first quarter of 2005 increased $0.4 million or 1.2% as compared to the first quarter of 2004 due principally to implemented price increases during 2004 to offset rising steel costs, mitigated by a slight reduction in volume. Net sales for the first quarter of 2005 in Europe increased $2.0 million or 10.1% as compared to the first quarter of 2004 due principally to a favorable product mix and the strengthening of the Euro against the U.S. dollar. If the value of the Euro had remained at the average level of the first quarter of 2004, reported net sales in Europe for the first quarter of 2005 would have increased $0.9 million or 4.6% from the first quarter of 2004.

Gross Profit. Gross profit decreased $0.2 million for the first quarter of 2005 to $11.3 million from $11.5 million for the first quarter of 2004. As a percentage of net sales, gross profit for the first quarter of 2005 decreased to 20.5% from 21.9% in 2003. This decrease was due principally to product mix.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $0.2 million or 2.7% during the first quarter of 2005 to $7.1 million from $7.3 million for the first quarter of 2004. The decrease was primarily due to a reduction of software amortization of $0.2 million and certain 2004 marketing initiatives that did not reoccur in 2005 offset by the strengthening of the Euro versus the U.S. dollar.

Interest Expense. Interest expense for the first quarter of 2005 was unchanged as compared to the first quarter of 2004.

Other Income (Expense), Net. Other income, net for the first quarter of 2005 of $0.1 million was unchanged as compared to the first quarter of 2004 of $0.1 million.

Income Taxes. Income tax expense increased $0.2 million during the first quarter of 2005 as compared to the first quarter of 2004 reflecting higher pretax earnings in the Company’s Europe segment.

Net Loss. The net loss for the first quarter of 2005 of $1.5 million compares to a net loss for the first quarter of 2004 of $10.0 million. The reduction was principally due to the loss of $8.7 million incurred on the sale of the discontinued subsidiary in February 2004.

Segment Operations

North America

The following table presents a summary of operating results for the quarterly periods presented:

		April 2, 2005			April 3, 2004
		% of Net				% of Net
In millions	Actual	Sales	% Change	Actual		Sales
Net sales	$33.2	100.0%	1.2%	$32.8		100.0%
Cost of goods sold	25.0	75.3%	5.9%	23.6		72.0%

Gross profit	8.2	24.7%	-10.9%	9.2		28.0%
Selling, general and administrative expenses	5.7	17.2%	-5.0%	6.0		18.3%

Income from operations	$2.5	7.5%	-21.9%	$3.2		9.7%

Units shipped	1.29			1.32

In North America, net sales increased $0.4 million or 1.2% during the first quarter of 2005 as compared to the first quarter of 2004 due principally to a reduction in volume and implemented price increases during 2004 to mitigate rising steel costs. The Company’s average selling price for the first quarter of 2005 increased 3.6% to $25.74 versus $24.85 for the first quarter of 2004 as a function of both the implemented price increases and offset by product mix. Gross profit decreased $1.0 million during the first quarter of 2005 to $8.2 million from $9.2 million during the first quarter of 2004. As a percentage of net sales, gross profit during the first quarter of 2005 decreased to 24.7% from 28.0% for the first quarter of 2004. This decrease was due principally to product mix. Selling, general and administrative expenses decreased $0.3 million or 5.0% during the first quarter of 2005 to $5.7 million from $6.0 million during the first quarter of 2004. The decrease was primarily due to lower software amortization and 2004 marketing initiatives that did not reoccur in 2005.

Europe

The following table presents a summary of operating results for the quarterly periods presented:

	April 2, 2005			April 3, 2004
		% of Net			% of Net
In millions	Actual	Sales	% Change	Actual	Sales
Net sales	$21.8	100.0%	10.1%	$19.8	100.0%
Cost of goods sold	18.7	85.8%	6.9%	17.5	88.4%

Gross profit	3.1	14.2%	34.8%	2.3	11.6%
Selling, general and administrative expenses	1.4	6.4%	7.7%	1.3	6.6%

Income from operations	$1.7	7.8%	70.0%	$1.0	5.0%

Units shipped	1.00			1.21

In Europe, net sales for the first quarter of 2005 increased $2.0 million or 10.1% as compared to the first quarter of 2004 due principally to favorable product mix of $0.9 million and the strengthening of the Euro against the U.S. dollar of $1.1 million. The Company’s average selling price for the first quarter of 2005 increased 33.2% in 2005 to $21.80 versus $16.36 due to a favorable product mix and the strengthening of the Euro against the U.S. dollar, which amounted to $0.83 of the change in the average selling price. Gross profit increased approximately $0.8 million during the first quarter of 2005 to $3.1 million from $2.3 million during the first quarter of 2004. As a percentage of net sales, gross profit for the first quarter of 2005 increased to 14.2% from 11.6% for the first quarter of 2004. This increase was due principally to a favorable product mix and the strengthening of the Euro against the U.S. dollar of $0.1 million. Selling, general and administrative expenses during the first quarter of 2005 increased $0.1 million or 7.7% to $1.4 million from $1.3 million for the first quarter of 2004. The increase was primarily due to higher commission expenses as a result of the increase in net sales and the strengthening of the Euro against the U.S. dollar.

Liquidity and Capital Resources

As of April 2, 2005, the Company’s operating capital (defined as accounts receivable and inventory, less accounts payable) increased $5.6 million from $37.6 as of December 31, 2004 to $43.2 million. Accounts receivable, inventories and accounts payable increased $4.0 million, $2.9 million and $1.3 million, respectively.

The increase in accounts receivable was due principally to higher sales levels and the impact of the strengthening Euro on the translation of the Company’s European operations. The Company did not experience any significant changes in credit terms, credit utilization or delinquency in accounts receivable during the first quarter of 2005.

The increase in inventories was due principally to higher sales levels and the impact of the strengthening Euro on the translation of the Company’s European operations.

The increase in accounts payable was due principally to the higher sales levels and the impact of the strengthening Euro on the translation of the Company’s European operations.

For the first three months of 2005, net cash used in operations of $4.8 million was $2.4 million more than the first three months of 2004 due principally to increased working capital requirements (defined as current assets less current liabilities) attributable to the higher sales and the strengthening of the Euro. Capital expenditures of $1.6 million were $0.1 million less than the first three months of 2004. Cash provided by financing activities during the quarter ended April 2, 2005 decreased $5.4 million due principally to the Company’s use of its cash reserves.

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

The Foothill Facility provides the Company (i) a term loan facility consisting of a five-year Term A Loan maturing December 2006, with an outstanding principal amount of $4.7 million at April 2, 2005, bearing cash interest at Wells Fargo Reference Rate (approximating the prime rate) plus 0.75% (6.50% at April 2, 2005), and a four-year Term B Loan maturing December 2006, with an outstanding principal amount of $19.4 million as of April 2, 2005, bearing cash interest at the Wells Fargo Reference Rate plus 3.5%, and Paid-In-Kind (“PIK”) interest at 3.5% (12.75% at April 2, 2005) (collectively the “Term Loans”) and (ii) a five-year Revolving Credit Facility maturing December 2006, bearing interest at Wells Fargo Reference Rate plus 0.5% (6.25% at April 2, 2005), providing the lesser of (a) $30.0 million less the aggregate outstanding principal amount of the Term A Loan less letter of credit usage and (b) borrowing base less letter of credit usage. At April 2, 2005, total availability and aggregate borrowings under the Revolving Credit Facility were $15.9 million and $8.6 million, respectively.

On November 18, 2003, the Company amended its Foothill Facility by entering into the First Amendment and Waiver to Loan and Security Agreement (the “First Amendment”) and also amended its Cypress Facility by entering into the Second Amendment to Loan and Security Agreement (the “Second Amendment”), collectively the “Amendments”. The First Amendment increased the Term B Loan by $15.0 million to $20.3 million and extended the maturity date of the Term B Loan to December 26, 2005. Commitments under the Revolving Credit Facility and Term A Loan were reduced in the aggregate from $35.0 million to $30.0 million. The First Amendment also revised certain covenants to be more consistent with the Company’s business plans. The Amendments did not affect the maturity date (December 26, 2006) of the Revolving Credit Facility, Term A Loan or the Cypress Facility.

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

The Cypress Facility consists of term loans totaling $35.0 million (the “Term C Loan”). The Term C Loan, $47.5 million (includes PIK interest of $12.5 million) as of April 2, 2005, has a maturity date of December 26, 2006, and bears Pay-In-Kind (PIK) interest fixed at 12% per annum paid quarterly, which at the lenders option can be paid in common stock of the Company. In connection with the Cypress Facility, Holdings has issued the lenders under the Cypress Facility 60,000 warrants to purchase approximately 5.2% of its common stock on a fully diluted basis. The 60,000 warrants, which have an exercise price of $.01 and are exercisable immediately, were valued at $3.4 million using the Black-Scholes model. This amount was recorded as a discount to the Term C Loan debt and included as a component of shareholders’ equity. The Company expects that the effective interest rate associated with the Term C Loan will be greater than 12% given the additional interest expense associated with the warrants.

The Foothill Facility and Cypress Facility contain certain affirmative and negative covenants and restrictions, such as EBITDA and Fixed Charges Ratio on a North America and Worldwide basis. As of April 2, 2005, the Company was in compliance with the various covenants of the Cypress Facility and Foothill Facility.

The Company has $97.8 million of Senior Subordinated Notes due 2006 (the “Notes”), which are unsecured obligations of the Company and bear interest at a rate of 10.625% per annum payable semi-annually on June 30 and December 31. The Notes are redeemable at the option of the Company on or after December 31, 2003, in whole or in part, at par. Upon a “Change of Control” (as defined in the Indenture), each Note holder has the right to require the Company to repurchase such holder’s Notes at a purchase price of 101% of the principal amount plus accrued interest. The Indenture contains certain affirmative and negative covenants and restrictions. As of April 2, 2005, the Company was in compliance with the various covenants of the Notes.

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

Inflation

The Company believes that anticipated inflation rates will not have a materially adverse effect on its results of operations or its financial condition in 2005. However, there can be no assurance that sharply increasing raw material or fuel costs will not adversely affect the Company’s financial condition or results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in information relating to market risk since the Company’s disclosure included in Item 7A of Form 10-K as filed with the Securities and Exchange Commission on March 31, 2005.

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

Changes in Internal Controls

There have been no significant changes in internal control over financial reporting that occurred during the first quarter of 2005, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

AMTROL INC. AND SUBSIDIARIES

PART II

Item 1. Legal Proceedings

No material legal proceedings were terminated or filed against the Company during the period covered by this report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

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

AMTROL INC.
Date: May 11, 2005	By:	/s/ ALBERT D. INDELICATO
Albert D. Indelicato
President, Chairman of the Board, Chief Executive Officer and Director

Date: May 11, 2005	By:	/s/ LARRY T. GUILLEMETTE
Larry T. Guillemette,
Executive Vice President, Chief Financial Officer and Treasurer