Form 10-Q
period 2005-07-02
AMTROL INC /RI/
filed 2005-08-11
CIK 853547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 2, 2005
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
Registrant’s telephone number, including area code: (401) 884-6300
Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                                                                                               Yes ☑ No ☐
Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).                                                                                                                                                                                                Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 100 shares of common stock, $.01 par value per share, as of August 11, 2005.

AMTROL INC. AND SUBSIDIARIES

FORM 10-Q FOR THE QUARTER ENDED JULY 2, 2005

AMTROL INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited — In thousands, except per share data)

	July 2,	December 31,
	2005	2004
Assets
Current assets:
Cash and cash equivalents	$6,373	$12,378
Accounts receivable, less allowance for doubtful accounts	33,554	29,946
Inventories	28,220	30,637
Tax refund receivable	2,035	2,010
Prepaid expenses and other	2,379	1,030

Total current assets	72,561	76,001

Property, plant and equipment, net	30,112	30,800

Other assets:
Goodwill	119,205	119,205
Deferred financing costs	1,420	1,920
Other	318	314

Total other assets	120,943	121,439

	$223,616	$228,240

Liabilities and Shareholders’ Deficit
Current liabilities:
Current maturities of long-term debt	$2,957	$2,957
Notes payable to banks	7,114	10,774
Accounts payable	22,354	23,006
Accrued volume rebates	2,496	4,615
Accrued expenses	10,365	10,158
Accrued interest	20	256
Accrued income taxes	1,519	1,415

Total current liabilities	46,825	53,181

Other noncurrent liabilities	3,999	3,979

Long-term debt, less current maturities	178,266	171,300

Shareholders’ Deficit:
Capital stock $.01 par value — authorized 1,000 shares, 100 shares issued	—	—
Additional paid-in capital	99,273	99,273
Accumulated deficit	(108,340)	(105,339)
Accumulated other comprehensive income	3,593	5,846

Total shareholders’ deficit	(5,474)	(220)

	$223,616	$228,240

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMTROL INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited — in thousands)

	QUARTER ENDED		SIX MONTHS ENDED
	July 2, 2005	July 3, 2004	July 2, 2005	July 3, 2004
Net sales	$56,119	$52,668	$111,109	$105,323

Cost of goods sold	44,796	40,153	88,495	81,292

Gross profit	11,323	12,515	22,614	24,031

Operating expenses:

Selling, general and administrative	6,734	6,885	13,871	14,151

Income from operations	4,589	5,630	8,743	9,880

Other income (expense):
Interest expense	(5,517)	(5,431)	(11,053)	(10,909)
Interest income	67	30	110	71
Other, net	(287)	46	(217)	112

Income (loss) from continuing operations before provision for income taxes	(1,148)	275	(2,417)	(846)

Provision for income taxes	326	223	584	368

Income (loss) from continuing operations	(1,474)	52	(3,001)	(1,214)

Discontinued operations:
Gain (loss) from sale of subsidiary, net	—	238	—	(8,093)
Loss from discontinued operations, net	—	—	—	(389)

Net income (loss)	($1,474)	$290	($3,001)	($9,696)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMTROL INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Shareholders’ Equity
(Unaudited — in thousands)
Six Months Ended July 2, 2005

				Accumulated Other
		Additional Paid-in		Comprehensive
	Common Stock	Capital	Accumulated Deficit	Income (Loss)	Comprehensive Loss
Balance, December 31, 2004	$—	$99,273	$(105,339)	$5,846	$—

Net loss	—	—	(1,527)	—	(1,527)
Currency translation adjustment	—	—	—	(970)	(970)

Balance, April 2, 2005	—	99,273	(106,866)	4,876	(2,497)

Net loss	—	—	(1,474)	—	(1,474)
Currency translation adjustment	—	—	—	(1,283)	(1,283)

Balance, July 2, 2005	$—	$99,273	$(108,340)	$3,593	$(5,254)

Six Months Ended July 3, 2004

				Accumulated Other
		Additional Paid-in		Comprehensive	Comprehensive
	Common Stock	Capital	Accumulated Deficit	Income (Loss)	Income (Loss)
Balance, December 31, 2003	$—	$99,273	$(83,125)	$1,063	$—

Net loss	—	—	(9,986)	—	(9,986)
Derivative instrument valuation adjustment	—	—	—	37	37
Currency translation adjustment	—	—	—	2,405	2,405

Balance, April 3, 2004	—	99,273	(93,111)	3,505	(7,544)

Net income	—	—	290	—	290
Derivative instrument valuation adjustment	—	—	—	19	19
Currency translation adjustment	—	—	—	(126)	(126)

Balance, July 3, 2004	$—	$99,273	$(92,821)	$3,398	$(7,361)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMTROL INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited — in thousands)

	Six Months Ended
	July 2,	July 3,
	2005	2004
Cash Flows Provided by (Used in) Operating Activities:
Loss from continuing operations	$(3,001)	$(1,214)
Loss from discontinued operations	—	(8,482)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities -
Depreciation and amortization	3,896	4,216
Provision for losses on accounts receivable	34	18
Deferred interest	3,596	3,288
Net assets of discontinued operations	—	5,011
Changes in operating assets and liabilities	(6,480)	(2,982)

Net cash used in operating activities	(1,955)	(145)

Cash Flows Provided by (Used in) Investing Activities:
Capital expenditures	(4,145)	(3,216)
Proceeds from sale of discontinued business	—	363

Net cash used in investing activities	(4,145)	(2,853)

Cash Flows Provided by (Used in) Financing Activities:
Repayment of debt	(80,491)	(83,784)
Issuance of debt	80,892	81,966

Net cash provided by (used in) financing activities	401	(1,818)

Net decrease in cash and cash equivalents	(5,699)	(4,816)

Effect of exchange rate changes on cash and cash equivalents	(306)	(35)

Cash and cash equivalents, beginning of period	12,378	13,289

Cash and cash equivalents, end of period	$6,373	$8,438

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
Concentration of Credit Risk
The Company extends credit to almost all its customers on an uncollateralized basis. Concentration of credit and geographic risk with respect to accounts receivable is limited due to the large number of and general dispersion of accounts, which constitute the Company’s customer base. The Company periodically performs credit evaluations of its customers. At July 2, 2005 and July 3, 2004, there were no customers accounting for greater than ten percent of the Company’s accounts receivable. The Company has not experienced significant credit losses on customers’ accounts.
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
The following chart illustrates the changes in the Company’s warranty reserve for the periods presented:

	Six Months Ended	Year Ended
	July 2,	December 31,
(in thousands)	2005	2004
Balance, beginning of period	$3,662	$3,065

Warranties issued during the period	1,236	1,924

Claims during the period	(1,236)	(1,987)

Change in estimate	—	660

Balance, end of period	$3,662	$3,662

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

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company has evaluated the realizability of non-goodwill long-lived assets, which primarily consist of property, plant and equipment and intangible assets, based on expectations of the non-discounted future cash flows for each subsidiary having a material amount of these assets. If the sum of the expected non-discounted future cash flows is less than the carrying amount of all assets, the Company would recognize an impairment loss. The Company’s cash flow estimates are based upon historical cash flows, as well as future projected cash flows received from subsidiary management in connection with the annual Company wide planning process, and include a terminal valuation for the applicable subsidiary based upon a multiple of earnings before interest expense, taxes and depreciation and amortization expense (“EBITDA”). The Company estimates the EBITDA multiple by reviewing comparable company information and other industry data. The Company believes that its procedures for estimating gross future cash flows, including the terminal valuation, are reasonable and consistent with current market conditions. Based on its most recent analysis, the Company believes that no material impairment exists at July 2, 2005.
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
During the current quarter, the Company used forward contracts, generally three months in duration, to hedge its foreign currency exposures. The foreign currency exposures relate primarily to its operations in Portugal. A portion of revenues from the Company’s Portuguese operations were denominated in U.S. dollars and British Pounds so as the Euro changed, the corresponding value of these receivables also changed. At July 2, 2005, the Company’s Portuguese operations had forward contracts totalling $0.7 million with maturity dates through August 2005. The fair value of these forward contracts was immaterial to the balance sheet of the Company.
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
In January 2003, the FASB issued FASB Interpretation 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (Interpretation 46). In December 2003, the FASB issued a revision to Interpretation 46 to make certain technical corrections and address certain implementation issues that had arisen. Interpretation 46, as revised, provides a new framework for identifying variable interest entities (“VIEs”) and determining when a company should include the assets, liabilities, noncontrolling interests and results of activities of VIEs in its consolidated financial statements. Interpretation 46 was effective immediately for VIEs created after January 31, 2003. The provisions of Interpretation 46, as revised, were adopted by the Company. The adoption of this Interpretation had no impact on the Company’s overall financial position and results of operations.
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
The Foothill Facility provides the Company (i) a term loan facility consisting of a five-year Term A Loan maturing December 2006, with an outstanding principal amount of $4.3 million at July 2, 2005, bearing cash interest at Wells Fargo Reference Rate (approximating the prime rate) plus 0.75% (7.00% at July 2, 2005), and a five-year Term B Loan maturing December 2006, with an outstanding principal amount of $19.3 million as of July 2, 2005, bearing cash interest at the Wells Fargo Reference Rate plus 3.50%, and Paid-In-Kind (“PIK”) interest at 3.50% (13.25% at July 2, 2005) (collectively the “Term Loans”) and (ii) a five-year Revolving Credit Facility maturing December 2006, bearing interest at Wells Fargo Reference Rate plus 0.50% (6.75% at July 2, 2005), providing the lesser of (a) $30.0 million less the aggregate outstanding principal amount of the Term A Loan less letter of credit usage or (b) borrowing base less letter of credit usage. At July 2, 2005, total availability and aggregate borrowings under the Revolving Credit Facility were $13.9 million and $10.7 million, respectively.
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
The Cypress Facility consists of term loans totaling $35.0 million (the “Term C Loan”). The Term C Loan, $49.1 million (includes PIK interest of $14.1 million) as of July 2, 2005, has a maturity date of December 26, 2006, and bears PIK interest fixed at 12% per annum paid quarterly, which at the lender’s option can be paid in common stock of Amtrol Holdings, Inc (“Holdings Inc.”). In connection with the Cypress Facility, Holdings Inc, the Company’s parent company, issued the lenders under the Cypress Facility 60,000 warrants to purchase approximately 5.2% of Holdings Inc.’s common stock on a fully diluted basis. The 60,000 warrants, which have an exercise price of $.01 and are exercisable immediately, were valued at $3.4 million using the Black-Scholes model. This amount was recorded as a discount to the Term C Loan debt and included as a component of shareholders’ equity. The Company expects that the effective interest rate associated with the Term C Loan will be greater than 12% given the additional interest expense associated with the warrants.
The Foothill Facility and Cypress Facility contain certain affirmative and negative covenants and restrictions, such as EBITDA and Fixed Charges Ratio on a North America and Worldwide basis. As of July 2, 2005, the Company was in compliance with the various covenants of the Foothill Facility and Cypress Facility.
Senior Subordinated Notes
The Company has $97.8 million of Senior Subordinated Notes due December 2006 (the “Notes”), which are unsecured obligations of the Company and bear interest at a rate of 10.625% per annum payable semi-annually on June 30 and December 31.
The Notes are redeemable at the option of the Company on or after December 31, 2003, in whole or in part, at par. Upon a “Change of Control” (as defined in the Indenture), each Note holder has the right to require the Company to repurchase such holder’s Notes at a purchase price of 101% of the principal amount plus accrued interest. The Indenture contains certain affirmative and negative covenants and restrictions. As of July 2, 2005, the Company was in compliance with the various covenants of the Notes.
5. Discontinued Operations
The Company on February 27, 2004, completed the sale of the stock of AMTROL Holdings GmbH (“Holdings GmbH”) to DTT NOVA Beteiligungen GmbH & Co. KG (“DTT”) for

approximately 300,000 Euros or $363,000 of which $238,000 was received during the second quarter of 2004 satisfying the full obligation. Holdings GmbH’s principal subsidiary is AMTROL Nova GmbH & Co. KG, a German-based manufacturer of indirect fired water heaters. DTT is a German-based company that operates as a manufacturer of water heaters.
Holdings GmbH’s results of operations were included within the Company’s Europe segment. The Company has treated the sale of Holdings GmbH as a discontinued operation in this quarterly report on Form 10-Q and accordingly the results of operations of Holdings GmbH are excluded from continuing operations. Net sales and Pre-tax loss excluded from continuing operations for the period ended July 3, 2004 was $1.9 million and $0.4 million, respectively. There was no interest expense allocated to this discontinued operation.
6. Inventories
Inventories are stated at the lower of cost or market and were as follows (in thousands):

	July 2,	December 31,
	2005	2004
Raw materials and work in process	$17,473	$18,935
Finished goods	10,747	11,702

	$28,220	$30,637

7. Accounting for Derivative Instruments and Hedging Activities
The Company had an interest rate swap contract and an interest rate cap (the “Contract”) that matured on June 30, 2004. The Company received the 90-day LIBOR rate and paid a fixed rate of 4.60% unless LIBOR increased to 7.1%. The Contract was designated as a cash flow hedge of variable future cash flows associated with the Foothill Agreement Term A Loan and Term B Loan.
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
The primary criteria by which financial performance is evaluated and resources are allocated by management include revenues and EBITDA. EBITDA is earnings (net income/loss) before interest, taxes, depreciation and amortization. The method of calculating EBITDA is consistent with the definition contained in the Foothill Agreement, the Cypress Agreement and the Indenture. Readers of financial statements frequently consider EBITDA a useful tool in evaluating a company’s performance. Therefore, the Company believes that inclusion of EBITDA is useful supplemental information. However, EBITDA is not a measure of true cash flow since it does not incorporate changes of other assets or liabilities that may generate or require cash. EBITDA is not a generally accepted accounting measure. Long-lived assets are comprised of goodwill and property, plant and equipment, net. The following is a summary of key financial data by segment:

	Quarter Ended		Six Months Ended
(in thousands)	July 2, 2005	July 3, 2004	July 2, 2005	July 3, 2004
Net Sales to external customers
North America
US
Water technologies	$23,807	$25,212	$47,804	$50,188
Cylinders	7,639	7,246	14,773	13,300
Other
Water technologies	1,574	1,639	3,616	3,447
Europe
Portugal
Cylinders	22,793	18,213	44,269	37,738
Other
Cylinders	306	358	647	650

Consolidated	$56,119	$52,668	$111,109	$105,323

Income from operations
North America	$2,440	$4,138	$4,913	$7,376
Europe	2,149	1,492	3,830	2,504

Consolidated	$4,589	$5,630	$8,743	$9,880

EBITDA
North America	$3,499	$5,267	$7,005	$9,648
Europe	2,563	2,211	5,027	4,059

Consolidated	$6,062	$7,478	$12,032	$13,707

	July 2,	December 31,
	2005	2004
Long-lived assets
North America
US	$114,226	$114,859
Other	8	9
Europe Portugal	33,385	33,127
Other	1,698	2,010

Consolidated	$149,317	$150,005

The following represents the reconciliation of EBITDA to a recognized Generally Accepted Accounting Principles (“GAAP”) measure.

	Three Months Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
(in thousands)	2005	2004	2005	2004
Gain (loss) from continuing operations	$(1,474)	$52	$(3,001)	$(1,214)
Interest expense	5,517	5,431	11,053	10,909
Depreciation (a)	1,693	1,772	3,396	3,644
Income taxes	326	223	584	368

EBITDA	$6,062	$7,478	$12,032	$13,707

(a)	Statement of Cash flows denotes $3,896 and $4,216 for the six months ending July 2 ,2005 and July 3, 2004, respectively. These amounts include deferred financing costs which are presented as part of interest expense on the Company’s Condensed Consolidated Statement of Operations.

10. Commitments and Contingencies
At July 2, 2005, the Foothill Facility contained a sublimit to support the issuance of letters of credit in the amount of $3.0 million. At July 2, 2005, letters of credit outstanding amounted to $1.6 million.
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
The Company monitors and reviews its procedures and policies for compliance with environmental laws. Based upon the Company’s experience to date, the Company believes it operates in substantial compliance with environmental laws, and the cost of compliance with existing regulations is not expected to have a material adverse effect on the Company’s results of operations, financial condition, cash flows or competitive position. However, future events, including changes in existing laws and regulations or enforcement policies, may give rise to additional compliance costs which could have a material adverse effect on the Company’s results of operations, financial condition or competitive position.
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
All statements other than statements of historical fact included in this Form 10-Q and elsewhere relating to the Company’s financial position, strategic initiatives and statements addressing industry developments are forward-looking statements. When incorporated in this discussion, the words “expect(s)”, “feel(s)”, “believe(s)”, “anticipate(s)” and similar expressions are intended to identify some of these forward-looking statements. Forward looking statements include those containing these phrases but also any other statements that are not references to historical fact. Although the Company believes that the expectations reflected in such forward-looking statements are expressed in good faith and are believed to have a reasonable basis, there can be no assurance that such expectations or beliefs will result or be achieved or accomplished. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The following are some of the important factors that can vary or change or involve substantial risk and cause actual results to differ materially from such expectations: the Company’s ability to successfully implement its business strategy; the Company’s ability to refinance its debt; the availability and cost of raw materials; changes in domestic or foreign government regulation or enforcement policies, particularly related to refrigerant gases or cylinders and building and energy efficiency requirements or restrictions or limitations or general reduction in the use of domestic wells; significant weather conditions adverse to the Company’s business; development of competing technologies; acceptance of the Company’s existing and planned new products in domestic and international markets; competition in the Company’s markets, particularly price competition; the rate of growth of developing economies and demand for the Company’s products; the ultimate cost of future warranty and other claims relating to the Company’s products and business; whether the Company succeeds in acquiring new businesses; availability of capital; foreign exchange rates; increases in interest rates; the business abilities and judgment of personnel; and general economic, financial and business conditions, both domestically and internationally.
Results of Operations

Three Months Ended July 2, 2005 Compared to Three Months Ended July 3, 2004.
Consolidated Operations
     The following table sets forth consolidated operating results for the quarterly periods presented:

	QUARTER ENDED
	July 2, 2005			July 3, 2004
In milions of dollars	Actual	% of Net Sales	% Change	Actual	% of Net Sales
Net sales	$56.1	100.0%	6.5%	$52.7	100.0%
Cost of goods sold	44.8	79.9%	11.4%	40.2	76.3%

Gross profit	11.3	20.1%	-9.6%	12.5	23.7%
Selling, general and administrative expenses	6.7	11.9%	-2.9%	6.9	13.1%

Income from operations	4.6	8.2%	-17.9%	5.6	10.6%
Other income (expense), net Interest expense, net	(5.5)	-9.8%	1.9%	(5.4)	-10.2%
Other, net	(0.3)	-0.6%	-400.0%	0.1	0.2%

Income (loss) from continuing operations before income taxes	(1.2)	-2.2%	-500.0%	0.3	0.6%

Income tax expense	0.3	0.5%	50.0%	0.2	0.4%

Income (loss) from continuing operations	(1.5)	-2.7%	-1600.0%	0.1	0.2%
Income from discontinued operations, net	—	0.0%	-100.0%	0.2	0.4%

Net income (loss)	$(1.5)	-2.7%	-600.0%	$0.3	0.6%

Net Sales. Net sales for the second quarter of 2005 increased $3.4 million or 6.5% to $56.1 million from $52.7 million for the second quarter of 2004 due principally to implemented price increases during the second half of 2004 to offset rising steel costs, and the strengthening of the Euro against the U.S. dollar mitigated by a reduction in volume.
Gross Profit. Gross profit decreased $1.2 million for the second quarter of 2005 to $11.3 million from $12.5 million for the second quarter of 2004. As a percentage of net sales, gross profit for the second quarter of 2005 decreased to 20.1% from 23.7% in 2004. This decrease was due principally to a decrease in volume.
Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $0.2 million or 2.9% during the second quarter of 2005 to $6.7 million from $6.9 million for the second quarter of 2004. The decrease was primarily due to a reduction of software amortization of $0.1 million and certain 2004 marketing initiatives that did not recur in 2005 offset by the strengthening of the Euro versus the U.S. dollar.
Interest Expense. Interest expense for the second quarter of 2005 of $5.5 million was substantially unchanged as compared to the second quarter of 2004 of $5.4 million.
Other Income (Expense), Net. Other income, net for the second quarter of 2005 decreased $0.4 million as compared to the second quarter of 2004 due to the return of grants to the Portuguese government.

Income Taxes. Income tax expense increased $0.1 million during the second quarter of 2005 as compared to the second quarter of 2004 reflecting higher pretax earnings in the Company’s Europe segment.
Segment Operations
North America
The following table presents a summary of operating results for the quarterly periods presented:

	QUARTER ENDED
	July 2, 2005			July 3, 2004
In millions	Actual	% of Net Sales	% Change	Actual	% of Net Sales
Net sales	$33.0	100.0%	-3.2%	$34.1	100.0%
Cost of goods sold	25.3	76.7%	3.7%	24.4	71.6%

Gross profit	7.7	23.3%	-20.6%	9.7	28.4%
Selling, general and administrative expenses	5.3	16.0%	-5.4%	5.6	16.4%

Income from operations	$2.4	7.3%	-41.5%	$4.1	12.0%

Units shipped	1.28			1.41
In North America, net sales decreased $1.1 million or 3.2% during the second quarter of 2005 as compared to the second quarter of 2004 due principally to a reduction in volume offset by implemented price increases during the second half of 2004 to mitigate rising steel costs. The Company’s average selling price for the second quarter of 2005 increased 6.6% to $25.78 versus $24.18 for the second quarter of 2004 due principally to the implemented price increases. Gross profit decreased $2.0 million during the second quarter of 2005 to $7.7 million from $9.7 million during the second quarter of 2004. As a percentage of net sales, gross profit during the second quarter of 2005 decreased to 23.3% from 28.4% for the second quarter of 2004. This decrease was due principally to the reduction in volume. Selling, general and administrative expenses decreased $0.3 million or 5.4% during the second quarter of 2005 to $5.3 million from $5.6 million during the second quarter of 2004. The decrease was primarily due to lower software amortization of $0.1 million, lower commission expenses of $0.1 million and 2004 marketing initiatives that did not recur in 2005.
Europe
     The following table presents a summary of operating results for the quarterly periods presented:

	QUARTER ENDED
	July 2, 2005			July 3, 2004
In millions	Actual	% of Net Sales	% Change	Actual	% of Net Sales
Net sales	$23.1	100.0%	24.2%	$18.6	100.0%
Cost of goods sold	19.5	84.4%	23.4%	15.8	84.9%

Gross profit	3.6	15.6%	28.6%	2.8	15.1%
Selling, general and administrative expenses	1.4	6.1%	7.7%	1.3	7.0%

Income from operations	$2.2	9.5%	46.7%	$1.5	8.1%

Units shipped	1.13			1.22
In Europe, net sales for the second quarter of 2005 increased $4.5 million or 24.2% as compared to the second quarter of 2004 due principally to price increases to offset rising steel costs, the strengthening of the Euro against the U.S. dollar of $1.1 million and a reduction in volume. The Company’s average selling price for the second quarter of 2005 increased 34.0% in 2005 to $20.44 versus $15.25 due to price increases and the strengthening of the Euro against the U.S. dollar, which amounted to $0.72 of the change in the average selling price. Gross profit increased approximately $0.8 million during the second quarter of 2005 to $3.6 million from $2.8 million during the second quarter of 2004. As a percentage of net sales, gross profit for the second quarter of 2005 increased to 15.6% from 15.1% for the second quarter of 2004. This increase was due principally to price increases, the strengthening of the Euro against the U.S. dollar of $0.2 million offset by product mix. Selling, general and administrative expenses during the second quarter of 2005 increased $0.1 million or 7.7% to $1.4 million from $1.3 million for the second quarter of 2004. The increase was primarily due to higher commission expenses as a result of the increase in net sales and the strengthening of the Euro against the U.S. dollar.
Six Months Ended July 2, 2005 Compared to Six Months Ended July 3, 2004.
Consolidated Operations
The following table sets forth consolidated operating results for the six months periods presented:

	SIX MONTHS ENDED
	July 2, 2005			July 3, 2004
In milions of dollars	Actual	% of Net Sales	% Change	Actual	% of Net Sales
Net sales	$111.1	100.0%	5.5%	$105.3	100.0%
Cost of goods sold	88.5	79.7%	8.9%	81.3	77.2%

Gross profit	22.6	20.3%	-5.8%	24.0	22.8%
Selling, general and administrative expenses	13.9	12.5%	-1.4%	14.1	13.4%

Income from operations	8.7	7.8%	-12.1%	9.9	9.4%
Other income (expense), net Interest expense, net	(10.9)	-9.8%	0.9%	(10.8)	-10.3%
Other, net	(0.2)	-0.2%	-300.0%	0.1	0.1%

Loss from continuing operations before income taxes	(2.4)	-2.2%	-200.0%	(0.8)	-0.8%

Income tax expense	0.6	0.5%	50.0%	0.4	0.3%

Loss from continuing operations	(3.0)	-2.7%	-150.0%	(1.2)	-1.1%
Loss from discontinued operations, net	—	0.0%	100.0%	(8.5)	-8.1%

Net loss	$(3.0)	-2.7%	69.1%	$(9.7)	-9.2%

Net Sales. Net sales for the first six months of 2005 increased $5.8 million or 5.5% to $111.1 million from $105.3 million for the first six months of 2004 due principally to implemented price increases during the second half of 2004 to offset rising steel costs and the strengthening of the Euro against the U.S. dollar mitigated by a reduction in volume.
Gross Profit. Gross profit decreased $1.4 million for the first six months of 2005 to $22.6 million from $24.0 million for the first six months of 2004. As a percentage of net sales, gross profit for the first six months of 2005 decreased to 20.3% from 22.8% in 2004. This decrease was due principally to a decrease in volume.
Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $0.2 million or 1.4% during the first six months of 2005 to $13.9 million from $14.1 million for the first six months of 2004. The decrease was primarily due to a reduction of software amortization of $0.3 million and certain 2004 marketing initiatives that did not recur in 2005 offset by the strengthening of the Euro versus the U.S. dollar.
Interest Expense. Interest expense for the first six months of 2005 of $10.9 million was substantially unchanged as compared to the first six months of 2004 of $10.8 million.
Other Income (Expense), Net. Other income, net for the first six months of 2005 decreased $0.3 million as compared to the first six months of 2004 due principally to the return of grants to the Portuguese government.

Income Taxes. Income tax expense increased $0.2 million during the first six months of 2005 as compared to the first six months of 2004 reflecting higher pretax earnings in the Company’s Europe segment.
Segment Operations
North America
The following table presents a summary of operating results for the six months periods presented:

	SIX MONTHS ENDED
	July 2, 2005			July 3, 2004
In millions	Actual	% of Net Sales	% Change	Actual	% of Net Sales
Net sales	$66.2	100.0%	-1.0%	$66.9	100.0%
Cost of goods sold	50.3	76.0%	4.8%	48.0	71.7%

Gross profit	15.9	24.0%	-15.9%	18.9	28.3%
Selling, general and administrative expenses	11.0	16.6%	-4.3%	11.5	17.2%

Income from operations	$4.9	7.4%	-33.8%	$7.4	11.1%

Units shipped	2.57			2.73
In North America, net sales decreased $0.7 million or 1.0% during the first six months of 2005 as compared to the first six months of 2004 due principally to a reduction in volume offset by implemented price increases during the second half of 2004 to mitigate rising steel costs. The Company’s average selling price for the first six months of 2005 increased 5.1% to $25.76 versus $24.51 for the first six months of 2004 due principally to the implemented price increases. Gross profit decreased $3.0 million during the first six months of 2005 to $15.9 million from $18.9 million during the first six months of 2004. As a percentage of net sales, gross profit during the first six months of 2005 decreased to 24.0% from 28.3% for the first six months of 2004. This decrease was due principally to the reduction in volume. Selling, general and administrative expenses decreased $0.5 million or 4.3% during the first six months of 2005 to $11.0 million from $11.5 million during the first six months of 2004. The decrease was primarily due to lower software amortization of $0.3 million, lower commission expense of $0.1 million and 2004 marketing initiatives that did not recur in 2005.
Europe
     The following table presents a summary of operating results for the six months periods presented:

	SIX MONTHS ENDED
	July 2, 2005			July 3, 2004
In millions	Actual	% of Net Sales	% Change	Actual	% of Net Sales
Net sales	$44.9	100.0%	16.9%	$38.4	100.0%
Cost of goods sold	38.2	85.1%	14.7%	33.3	86.7%

Gross profit	6.7	14.9%	31.4%	5.1	13.3%
Selling, general and administrative expenses	2.9	6.4%	11.5%	2.6	6.8%

Income from operations	$3.8	8.5%	52.0%	$2.5	6.5%

Units shipped	2.13			2.43
In Europe, net sales for the first six months of 2005 increased $6.5 million or 16.9% as compared to the first six months of 2004 due principally to price increases to offset rising steel costs, the strengthening of the Euro against the U.S. dollar of $2.1 million and a reduction in volume. The Company’s average selling price for the first six months of 2005 increased 33.4% in 2005 to $21.08 versus $15.80 due to price increases and the strengthening of the Euro against the U.S. dollar, which amounted to $0.76 of the change in the average selling price. Gross profit increased approximately $1.6 million during the first six months of 2005 to $6.7 million from $5.1 million during the first six months of 2004. As a percentage of net sales, gross profit for the first six months of 2005 increased to 14.9% from 13.3% for the first six months of 2004. This increase was due principally to price increases, the strengthening of the Euro against the U.S. dollar of $0.3 million offset by product mix. Selling, general and administrative expenses during the first six months of 2005 increased $0.3 million or 11.5% to $2.9 million from $2.6 million for the first six months of 2004. The increase was primarily due to higher commission expenses as a result of the increase in net sales and the strengthening of the Euro against the U.S. dollar.
Liquidity and Capital Resources
As of July 2, 2005, the Company’s operating capital (defined as accounts receivable and inventory, less accounts payable) increased $1.8 million from $37.6 as of December 31, 2004 to $39.4 million. Accounts receivable increased $3.6 million, while inventories and accounts payable decreased $2.4 million and $0.6 million, respectively.
The increase in accounts receivable when compared to year-end levels was due principally to higher sales levels. The Company did not experience any significant changes in credit terms, credit utilization or delinquency in accounts receivable during the second quarter of 2005.
The decrease in inventories when compared to year-end levels was due principally to working capital management and the impact of the weakening Euro on the translation of the Company’s European operations.
The decrease in accounts payable when compared to year-end levels was due principally to the lower inventory levels and the impact of the weakening Euro on the translation of the Company’s European operations.
For the first six months of 2005, net cash used in operations of $2.0 million was $1.8 million more than the first six months of 2004 due principally to increased working capital requirements (defined as current assets less current liabilities) attributable to the higher sales and the strengthening of the Euro as compared to the first six months of 2004. Capital expenditures of $4.1 million were $0.9 million more than the first six months of 2004. Cash provided by financing activities during the six months ended July 2, 2005 increased $2.2 million to fund the Company’s working capital increase.
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
The Foothill Facility provides the Company (i) a term loan facility consisting of a five-year Term A Loan maturing December 2006, with an outstanding principal amount of $4.3 million at July 2, 2005, bearing cash interest at Wells Fargo Reference Rate (approximating the prime rate) plus 0.75% (7.00% at July 2, 2005), and a five-year Term B Loan maturing December 2006, with an outstanding principal amount of $19.3 million as of July 2, 2005, bearing cash interest at the Wells Fargo Reference Rate plus 3.50%, and Paid-In-Kind (“PIK”) interest at 3.50% (13.25% at July 2, 2005) (collectively the “Term Loans”) and (ii) a five-year Revolving Credit Facility maturing December 2006, bearing interest at Wells Fargo Reference Rate plus 0.50% (6.75% at July 2, 2005), providing the lesser of (a) $30.0 million less the aggregate outstanding principal amount of the Term A Loan less letter of credit usage or (b) borrowing base less letter of credit usage. At July 2, 2005, total availability and aggregate borrowings under the Revolving Credit Facility were $13.9 million and $10.7 million, respectively.
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
The Cypress Facility consists of term loans totaling $35.0 million (the “Term C Loan”). The Term C Loan, $49.1 million (includes PIK interest of $14.1 million) as of July 2, 2005, has a maturity date of December 26, 2006, and bears PIK interest fixed at 12% per annum paid quarterly, which at the lender’s option can be paid in common stock of Amtrol Holdings Inc. In connection with the Cypress Facility, Amtrol Holdings, Inc., the Company’s parent company, issued the lenders under the Cypress Facility 60,000 warrants to purchase approximately 5.2% of Amtrol Holdings Inc.’s common stock on a fully diluted basis. The 60,000 warrants, which have an exercise price of $.01 and are exercisable immediately, were valued at $3.4 million using the Black-Scholes model. This amount was recorded as a discount to the Term C Loan debt and included as a component of shareholders’ equity. The Company expects that the effective interest rate associated with the Term C Loan will be greater than 12% given the additional interest expense associated with the warrants.
The Foothill Facility and Cypress Facility contain certain affirmative and negative covenants and restrictions, such as EBITDA and Fixed Charges Ratio on a North America and Worldwide basis. As of July 2, 2005, the Company was in compliance with the various covenants of the Foothill Facility and Cypress Facility.
The Company has $97.8 million of Senior Subordinated Notes due December 2006 (the “Notes”), which are unsecured obligations of the Company and bear interest at a rate of 10.625% per annum payable semi-annually on June 30 and December 31. The Notes are redeemable at the option of the Company on or after December 31, 2003, in whole or in part, at par. Upon a “Change of Control” (as defined in the Indenture), each Note holder has the right to require the Company to repurchase such holder’s Notes at a purchase price of 101% of the principal amount plus accrued interest. The Indenture contains certain affirmative and negative covenants and restrictions. As of July 2, 2005, the Company was in compliance with the various covenants of the Notes.
The Company anticipates being able to refinance its senior secured debt and senior subordinated notes, which mature in December 2006. When appropriate, the Company currently anticipates refinancing the senior secured debt with its existing lenders or other sources and expects to seek additional unsecured debt to cover the maturing Senior Subordinated Notes. However, there can be no assurances that the Company will be able to refinance the maturing debt.
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
Changes in Internal Controls
There have been no changes in internal control over financial reporting that occurred during the second quarter of 2005, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

AMTROL INC.

Date: August 11, 2005	By:	/s/ ALBERT D. INDELICATO

Albert D. Indelicato President, Chairman of the Board, Chief Executive Officer and Director

Date: August 11, 2005	By:	/s/ LARRY T. GUILLEMETTE

Larry T. Guillemette, Executive Vice President, Chief Financial Officer and Treasurer