Form 10-Q
period 2005-10-01
AMTROL INC /RI/
filed 2005-11-10
CIK 853547

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 1, 2005
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
Registrant’s telephone number, including area code: (401) 884-6300
Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 100 shares of common stock, $.01 par value per share, as of November 10, 2005.

AMTROL INC. AND SUBSIDIARIES
FORM 10-Q FOR THE QUARTER ENDED October 1, 2005

AMTROL INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited — In thousands, except per share data)

	October 1,	December 31,
	2005	2004
Assets
Current assets:
Cash and cash equivalents	$5,447	$12,378
Accounts receivable, less allowance for doubtful accounts	30,057	29,946
Inventories	29,111	30,637
Tax refund receivable	2,174	2,010
Prepaid expenses and other	1,387	1,030

Total current assets	68,176	76,001

Property, plant and equipment, net	30,226	30,800

Other assets:
Goodwill	119,205	119,205
Deferred financing costs	1,170	1,920
Other	314	314

Total other assets	120,689	121,439

	$219,091	$228,240

Liabilities and Shareholders’ Deficit

Current liabilities:
Current maturities of long-term debt	$2,957	$2,957
Notes payable to banks	6,847	10,774
Accounts payable	19,854	23,006
Accrued volume rebates	3,535	4,615
Accrued expenses	10,144	10,158
Accrued interest	2,856	256
Accrued income taxes	1,713	1,415

Total current liabilities	47,906	53,181

Other noncurrent liabilities	3,895	3,979

Long-term debt, less current maturities	173,702	171,300

Shareholders’ Deficit:
Capital stock $.01 par value — authorized 1,000 shares, 100 shares issued	—	—
Additional paid-in capital	99,273	99,273
Accumulated deficit	(109,298)	(105,339)
Accumulated other comprehensive income	3,613	5,846

Total shareholders’ deficit	(6,412)	(220)

	$219,091	$228,240

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMTROL INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited — in thousands)

	QUARTER ENDED		NINE MONTHS ENDED
	October 1,	October 2,	October 1,	October 2,
	2005	2004	2005	2004
Net sales	$50,249	$45,726	$161,358	$151,049

Cost of goods sold	39,756	35,030	128,251	116,322

Gross profit	10,493	10,696	33,107	34,727

Operating expenses:

Selling, general and administrative	5,713	6,530	19,584	20,681

Income from operations	4,780	4,166	13,523	14,046

Other income (expense):

Interest expense	(5,651)	(5,402)	(16,704)	(16,311)
Interest income	39	25	149	96
Other, net	99	(20)	(118)	92

Loss from continuing operations before provision for income taxes	(733)	(1,231)	(3,150)	(2,077)

Provision for income taxes	225	251	809	619

Loss from continuing operations	(958)	(1,482)	(3,959)	(2,696)

Discontinued operations:
Loss from sale of subsidiary, net	—	—	—	(8,093)
Loss from discontinued operations, net	—	—	—	(389)

Net loss	($958)	($1,482)	($3,959)	($11,178)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMTROL INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Shareholders’ Equity
(Unaudited — in thousands)
Nine Months Ended October 1, 2005

				Accumulated Other
		Additional Paid-in		Comprehensive	Comprehensive
	Common Stock	Capital	Accumulated Deficit	Income (Loss)	Income (Loss)
Balance, December 31, 2004	$—	$99,273	$(105,339)	$5,846	$—

Net loss	—	—	(1,527)	—	(1,527)
Currency translation adjustment	—	—	—	(970)	(970)

Balance, April 2, 2005	—	99,273	(106,866)	4,876	(2,497)

Net loss	—	—	(1,474)	—	(1,474)
Currency translation adjustment	—	—	—	(1,283)	(1,283)

Balance, July 2, 2005	—	99,273	(108,340)	3,593	(5,254)

Net loss	—	—	(958)	—	(958)
Currency translation adjustment	—	—	—	20	20

Balance, October 1, 2005	$—	$99,273	$(109,298)	$3,613	$(6,192)

Nine Months Ended October 2, 2004

				Accumulated Other
		Additional Paid-in		Comprehensive	Comprehensive
	Common Stock	Capital	Accumulated Deficit	Income (Loss)	Income (Loss)
Balance, December 31, 2003	$—	$99,273	$(83,125)	$1,063	$—

Net loss	—	—	(9,986)	—	(9,986)
Derivative instrument valuation adjustment	—	—	—	37	37
Currency translation adjustment	—	—	—	2,405	2,405

Balance, April 3, 2004	—	99,273	(93,111)	3,505	(7,544)

Net income	—	—	290	—	290
Derivative instrument valuation adjustment	—	—	—	19	19
Currency translation adjustment	—	—	—	(126)	(126)

Balance, July 3, 2004	—	99,273	(92,821)	3,398	(7,361)

Net loss	—	—	(1,482)	—	(1,482)
Currency translation adjustment	—	—	—	514	514

Balance, October 2, 2004	$—	$99,273	$(94,303)	$3,912	$(8,329)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMTROL INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited — in thousands)

	Nine Months Ended
	October 1,	October 2,
	2005	2004
Cash Flows Provided by (Used in) Operating Activities:
Loss from continuing operations	$(3,959)	$(2,696)
Loss from discontinued operations	—	(8,482)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities — Depreciation and amortization	5,682	6,164
Provision for losses on accounts receivable	50	33
Deferred interest	5,483	5,002
Net assets of discontinued operations	—	5,011
Changes in operating assets and liabilities	(1,551)	(367)

Net cash provided by operating activities	5,705	4,665

Cash Flows Provided by (Used in) Investing Activities:
Capital expenditures	(5,812)	(4,644)
Proceeds from sale of discontinued business	—	363

Net cash used in investing activities	(5,812)	(4,281)

Cash Flows Provided by (Used in) Financing Activities:
Repayment of debt	(122,134)	(122,882)
Issuance of debt	115,703	118,357

Net cash used in financing activities	(6,431)	(4,525)

Net decrease in cash and cash equivalents	(6,538)	(4,141)

Effect of exchange rate changes on cash and cash equivalents	(393)	(5)

Cash and cash equivalents, beginning of period	12,378	13,289

Cash and cash equivalents, end of period	$5,447	$9,143

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
Concentration of Credit Risk
The Company extends credit to almost all its customers on an uncollateralized basis. Concentration of credit and geographic risk with respect to accounts receivable is limited due to the large number of and general dispersion of accounts, which constitute the Company’s customer base. The Company periodically performs credit evaluations of its customers. At October 1, 2005 and October 2, 2004, there were no customers accounting for greater than ten percent of the Company’s accounts receivable or net sales. The Company has not experienced significant credit losses on customers’ accounts.
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
The following chart illustrates the changes in the Company’s warranty reserve for the periods presented:

	Nine Months Ended	Year Ended
	October 1,	December 31,
(in thousands)	2005	2004
Balance, beginning of period	$3,662	$3,065

Warranties issued during the period	1,849	1,924

Claims during the period	(1,850)	(1,987)

Change in estimate	—	660

Balance, end of period	$3,661	$3,662

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

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company has evaluated the realizability of non-goodwill long-lived assets, which primarily consist of property, plant and equipment and intangible assets, based on expectations of the non-discounted future cash flows for each subsidiary having a material amount of these assets. If the sum of the expected non-discounted future cash flows is less than the carrying amount of all assets, the Company would recognize an impairment loss. The Company’s cash flow estimates are based upon historical cash flows, as well as future projected cash flows received from subsidiary management in connection with the annual Company wide planning process, and include a terminal valuation for the applicable subsidiary based upon a multiple of earnings before interest expense, taxes and depreciation and amortization expense (“EBITDA”). The Company estimates the EBITDA multiple by reviewing comparable company information and other industry data. The Company believes that its procedures for estimating gross future cash flows, including the terminal valuation, are reasonable and consistent with current market conditions. Based on its most recent analysis, the Company believes that no impairment exists at October 1, 2005.
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
During the current quarter, the Company used forward contracts, generally three months in duration, to hedge its foreign currency exposures. The foreign currency exposures relate primarily to its operations in Portugal. A portion of revenues from the Company’s Portuguese operations were denominated in U.S. dollars and British Pounds so as the Euro changed, the corresponding value of these receivables also changed. At October 1, 2005, the Company’s Portuguese operations had forward contracts totaling $0.5 million with maturity dates through November 2005. The fair value of these forward contracts was immaterial to the balance sheet of the Company.
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

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs — an amendment of ARB No. 43”. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. This Statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing”, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal”. In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The adoption of this standard is not expected to have a material impact on the Company’s overall financial position or results of operations.
In January 2003, the FASB issued FASB Interpretation 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (Interpretation 46). In December 2003, the FASB issued a revision to Interpretation 46 to make certain technical corrections and address certain implementation issues that had arisen. Interpretation 46, as revised, provides a new framework for identifying variable interest entities (“VIEs”) and determining when a company should include the assets, liabilities, noncontrolling interests and results of activities of a VIEs in its consolidated financial statements. Interpretation 46 was effective immediately for VIEs created after January 31, 2003. The provisions of Interpretation 46, as revised, were adopted by the Company. The adoption of this Interpretation had no impact on the Company’s overall financial position and results of operations.
4. Long-Term Debt
Revolving Credit and Term Loans
The Company is a party to two credit facilities: a $52.5 million ($42.5 million prior to the November 18, 2003 amendments discussed below) senior first-priority secured credit facility arranged by Foothill Capital Corporation (as amended, the “Foothill Facility”) and a $35.0 million ($25.0 million prior to the November 18, 2003 amendments discussed below) senior second-priority secured credit facility with affiliates of the Cypress Group, LLC, the controlling shareholder of the Company’s parent (as amended, the “Cypress Facility”).
The Foothill Facility provides the Company (i) a term loan facility consisting of a five-year Term A Loan maturing December 2006, with an outstanding principal amount of $3.8 million at October 1, 2005, bearing cash interest at Wells Fargo Reference Rate (approximating the prime rate) plus 0.75% (7.50% at October 1, 2005), and a five-year Term B Loan maturing December 2006, with an outstanding principal amount of $19.1 million as of October 1, 2005, bearing cash interest at the Wells Fargo Reference Rate plus 3.50%, and Paid-In-Kind (“PIK”) interest at 3.50% (13.75% at October 1, 2005) (collectively the “Term Loans”) and (ii) a five-year Revolving Credit Facility maturing December 2006, bearing interest at Wells Fargo Reference Rate plus 0.50% (7.25% at October 1, 2005), providing the lesser of (a) $30.0 million less the aggregate outstanding principal amount of the Term A Loan less letter of credit usage or (b) borrowing base less letter of credit usage. At October 1, 2005, total availability and aggregate borrowings under the Revolving Credit Facility were $11.1 million and $5.0 million, respectively.
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
The Cypress Facility consists of term loans totaling $35.0 million (the “Term C Loan”). The Term C Loan, with $50.8 million (including PIK interest of $15.8 million) outstanding as of October 1, 2005, has a maturity date of December 26, 2006, and bears PIK interest fixed at 12% per annum paid quarterly, which at the lender’s option can be paid in common stock of Amtrol Holdings, Inc (“Holdings Inc.”), the Company’s Parent Company. In connection with the Cypress Facility, Holdings Inc. issued the lenders under the Cypress Facility 60,000 warrants to purchase approximately 5.2% of Holdings Inc.’s common stock on a fully diluted basis. The 60,000 warrants, which have an exercise price of $.01 and are exercisable immediately, were valued at $3.4 million using the Black-Scholes model. This amount was recorded as a discount to the Term C Loan debt and included as a component of shareholders’ equity. The Company expects that the effective interest rate associated with the Term C Loan will be greater than 12% given the additional interest expense associated with the warrants.
The Foothill Facility and Cypress Facility contain certain affirmative and negative covenants and restrictions, such as EBITDA and Fixed Charges Ratio on a North America and Worldwide basis. As of October 1, 2005, the Company was in compliance with the various covenants of the Foothill Facility and Cypress Facility.
Senior Subordinated Notes
The Company has $97.8 million of Senior Subordinated Notes due December 2006 (the “Notes”), which are unsecured obligations of the Company and bear interest at a rate of 10.625% per annum payable semi-annually on June 30 and December 31.
The Notes are redeemable at the option of the Company on or after December 31, 2003, in whole or in part, at par. Upon a “Change of Control” (as defined in the Indenture), each Note holder has the right to require the Company to repurchase such holder’s Notes at a purchase price of 101% of the principal amount plus accrued interest. The Indenture contains certain affirmative and negative covenants and restrictions. As of October 1, 2005, the Company was in compliance with the various covenants of the Notes.

5. Discontinued Operations
The Company on February 27, 2004, completed the sale of the stock of AMTROL Holdings GmbH (“Holdings GmbH”) to DTT NOVA Beteiligungen GmbH & Co. KG (“DTT”) for approximately 300,000 Euros or $363,000. Holdings GmbH’s principal subsidiary is AMTROL Nova GmbH & Co. KG, a German-based manufacturer of indirect fired water heaters. DTT is a German-based company that operates as a manufacturer of water heaters.
Holdings GmbH’s results of operations were included within the Company’s Europe segment. The Company has treated the sale of Holdings GmbH as a discontinued operation in this quarterly report on Form 10-Q and accordingly the results of operations of Holdings GmbH are excluded from continuing operations. Net sales and Pre-tax loss excluded from continuing operations for the period ended October 2, 2004 was $1.9 million and $0.4 million, respectively. There was no interest expense allocated to this discontinued operation.
6. Inventories
Inventories are stated at the lower of cost or market and were as follows (in thousands):

	October 1,	December 31,
	2005	2004
Raw materials and work in process	$17,667	$18,935
Finished goods	11,444	11,702

	$29,111	$30,637

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

	Quarter Ended		Nine Months Ended
(in thousands)	October 1, 2005	October 2, 2004	October 1, 2005	October 2, 2004
Net Sales to external customers
North America
US
Water technologies	$24,226	$24,332	$72,030	$74,501
Cylinders	6,445	5,541	21,218	18,860
Other
Water technologies	2,239	1,975	5,855	5,422
Europe
Portugal
Cylinders	17,006	13,560	61,275	51,298
Other
Cylinders	333	318	980	968

Consolidated	$50,249	$45,726	$161,358	$151,049

Income from operations
North America	$3,492	$3,524	$8,405	$10,900
Europe	1,288	642	5,118	3,146

Consolidated	$4,780	$4,166	$13,523	$14,046

EBITDA
North America	$4,527	$4,574	$11,532	$14,222
Europe	1,927	1,297	6,954	5,356

Consolidated	$6,454	$5,871	$18,486	$19,578

	October 1,	December 31,
Long-lived assets	2005	2004
North America
US	$113,779	$114,859
Other	11	9
Europe
Portugal	33,968	33,127
Other	1,673	2,010

Consolidated	$149,431	$150,005

The following represents the reconciliation of EBITDA to a recognized Generally Accepted Accounting Principles (“GAAP”) measure.

	Three Months Ended		Nine Months Ended
	Oct 1,	Oct 2,	Oct 1,	Oct 2,
	2005	2004	2005	2004
Loss from continuing operations	$(958)	$(1,482)	$(3,959)	$(2,696)
Interest expense	5,651	5,402	16,704	16,311
Depreciation (a)	1,536	1,700	4,932	5,344
Income taxes	225	251	809	619

EBITDA	$6,454	$5,871	$18,486	$19,578

(a)	Statement of Cash flows denotes $5,682 and $6,164 for the nine months ending October 1, 2005 and October 2, 2004, respectively. These amounts include deferred financing costs which are presented as part of interest expense on the Company’s Condensed Consolidated Statement of Operations.

10. Commitments and Contingencies
At October 1, 2005, the Foothill Facility contained a sublimit to support the issuance of letters of credit in the amount of $3.0 million. At October 1, 2005, letters of credit outstanding amounted to $1.5 million.
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
This section should be read in conjunction with the condensed Consolidated Financial Statements of the Company included elsewhere herein and the Company’s Form 10-K for 2004. The results of operations for an interim period may not give a true indication of the results for the year.
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
Results of Operations
Three Months Ended October 1, 2005 Compared to Three Months Ended October 2, 2004.
Consolidated Operations
The following table sets forth unaudited consolidated operating results for the quarterly periods presented:

	QUARTER ENDED
	October 1, 2005			October 2, 2004
		% of Net	%		% of Net
In millions of dollars	Actual	Sales	Change	Actual	Sales
Net sales	$50.2	100.0%	9.9%	$45.7	100.0%
Cost of goods sold	39.7	79.1%	13.3%	35.0	76.6%

Gross profit	10.5	20.9%	-1.4%	10.7	23.4%
Selling, general and administrative expenses	5.7	11.4%	-12.5%	6.5	14.3%

Income from operations	4.8	9.5%	16.1%	4.2	9.1%
Other income (expense), net
Interest expense, net	(5.6)	-11.2%	4.4%	(5.4)	-11.8%
Other, net	0.1	0.3%	—	—	—

Loss from continuing operations before income taxes	(0.7)	-1.4%	-44.3%	(1.2)	-2.7%

Income tax expense	0.3	0.5%	9.6%	0.3	0.5%

Loss from continuing operations	(1.0)	-1.9%	-34.7%	(1.5)	-3.2%
Income from discontinued operations, net	—	—	0.0%	—	—

Net loss	$(1.0)	-1.9%	-34.7%	$(1.5)	-3.2%

Net Sales. Net sales for the third quarter of 2005 increased $4.5 million or 9.9% to $50.2 million from $45.7 million for the third quarter of 2004. In North America, net sales increased $1.1 million or 3.3% during the third quarter of 2005 as compared to the third quarter of 2004 due principally to price increases implemented during the second half of 2004 to mitigate rising steel costs. In Europe, net sales for the third quarter of 2005 increased $3.4 million or 24.9% as compared to the third quarter of 2004 due principally to price increases to offset rising steel costs coupled with management’s decision to redirect capacity, as a result of additional new cylinder volume, from less profitable refurbishment services to higher margin cylinder products.
Gross Profit. Gross profit decreased $0.2 million for the third quarter of 2005 to $10.5 million from $10.7 million for the third quarter of 2004. As a percentage of net sales, gross profit for the third quarter of 2005 decreased to 20.9% from 23.4% in 2004. This decrease was due principally to product mix combined with the dilutive effect of the pass through of rising steel costs.
Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $0.8 million or 12.5% during the third quarter of 2005 to $5.7 million from $6.5 million for the third quarter of 2004. The decrease was primarily due to a reduction in payroll expenses.
Interest Expense. Interest expense for the third quarter of 2005 of $5.6 million increased $0.2 million as compared to $5.4 million for the third quarter of 2004. This increase was due to rising interest rates.
Other Income (Expense), Net. Other income, net for the third quarter of 2005 of $0.1 million was substantially unchanged as compared to the third quarter of 2004.

Income Taxes. Income tax expense, which principally relates to the Europe segments for the third quarter of 2005 of $0.3 million was substantially unchanged as compared to the third quarter of 2004.
Segment Operations
North America
The following table presents a summary of unaudited operating results for the quarterly periods presented:

	QUARTER ENDED
	October 1, 2005			October 2, 2004
		% of Net	%		% of Net
In millions	Actual	Sales	Change	Actual	Sales
Net sales	$32.9	100.0%	3.3%	$31.8	100.0%
Cost of goods sold	24.8	75.4%	8.6%	22.8	71.7%

Gross profit	8.1	24.6%	-9.9%	9.0	28.3%
Selling, general and administrative expenses	4.6	13.8%	-16.8%	5.5	17.2%

Income from operations	$3.5	10.8%	-0.7%	$3.5	11.1%

Units shipped	1.25			1.24
In North America, net sales increased $1.1 million or 3.3% during the third quarter of 2005 as compared to the third quarter of 2004 due principally to price increases implemented during the second half of 2004 to mitigate rising steel costs. The Company’s average selling price for the third quarter of 2005 increased 2.7% to $26.32 from $25.64 for the third quarter of 2004 due principally to the price increases, partially offset by product mix. Gross profit decreased $0.9 million during the third quarter of 2005 to $8.1 million from $9.0 million during the third quarter of 2004. As a percentage of net sales, gross profit during the third quarter of 2005 decreased to 24.6% from 28.3% for the third quarter of 2004. This decrease was due principally to product mix and the dilutive effect of the pass through of rising steel costs. Selling, general and administrative expenses decreased $0.9 million or 16.8% during the third quarter of 2005 to $4.6 million from $5.5 million during the third quarter of 2004. The decrease was primarily due to lower payroll expenses.
Europe
The following table presents a summary of unaudited operating results for the quarterly periods presented:

	QUARTER ENDED
	October 1, 2005			October 2, 2004
		% of Net	%		% of Net
In millions	Actual	Sales	Change	Actual	Sales
Net sales	$17.3	100.0%	24.9%	$13.9	100.0%
Cost of goods sold	14.9	85.9%	22.3%	12.2	87.8%

Gross profit	2.4	14.1%	44.1%	1.7	12.2%
Selling, general and administrative expenses	1.1	6.3%	9.5%	1.0	6.9%

Income from operations	$1.3	7.8%	80.3%	$0.7	5.3%

Units shipped	0.72			0.80

In Europe, net sales for the third quarter of 2005 increased $3.4 million or 24.9% as compared to the third quarter of 2004 due principally to price increases to offset rising steel costs and management’s decision to redirect capacity, as a result of additional new cylinder volume, from less profitable refurbishment services to higher margin cylinder products. The Company’s average selling price for the third quarter of 2005 increased 38.3% to $24.03 from $17.38 due to price increases combined the volume changes discussed above. Gross profit increased approximately $0.7 million during the third quarter of 2005 to $2.4 million from $1.7 million during the third quarter of 2004. As a percentage of net sales, gross profit for the third quarter of 2005 increased to 14.1% from 12.2% for the third quarter of 2004. This increase was due principally to price increases and volume changes discussed above. Selling, general and administrative expenses during the third quarter of 2005 increased $0.1 million or 9.5% to $1.1 million from $1.0 million for the third quarter of 2004. The increase was primarily due to higher commission expenses as a result of the increase in net sales.
     Nine Months Ended October 1, 2005 Compared to Nine Months Ended October 2, 2004.
     Consolidated Operations
The following table sets forth unaudited consolidated operating results for the nine month periods presented:

	NINE MONTHS ENDED
	October 1, 2005			October 2, 2004
	Actual	% of Net	%		% of Net
In millions of dollars		Sales	Change	Actual	Sales
Net sales	$161.4	100.0%	6.8%	$151.0	100.0%
Cost of goods sold	128.3	79.5%	10.3%	116.3	77.0%

Gross profit	33.1	20.5%	-4.7%	34.7	23.0%
Selling, general and administrative expenses	19.6	12.1%	-5.3%	20.7	13.7%

Income from operations	13.5	8.4%	-3.7%	14.0	9.3%
Other income (expense), net
Interest expense, net	(16.6)	-10.3%	2.1%	(16.2)	-10.7%
Other, net	(0.1)	-0.1%	-218.0%	0.1	0.0%

Loss from continuing operations before income taxes	(3.2)	-2.0%	-52.4%	(2.1)	-1.4%

Income tax expense	0.8	0.5%	30.7%	0.6	0.4%

Loss from continuing operations	(4.0)	-2.5%	-47.4%	(2.7)	-1.8%
Loss from discontinued operations, net	—	0.0%	100.0%	(8.5)	-5.6%

Net loss	$(4.0)	-2.5%	64.6%	$(11.2)	-7.4%

Net Sales. Net sales for the first nine months of 2005 increased $10.4 million or 6.8% to $161.4 million from $151.0 million for the first nine months of 2004. In North America, net sales increased $0.3 million or 0.3% during the first nine months of 2005 as compared to the first nine months of 2004 due principally to price increases implemented during the second half of 2004 to mitigate rising steel costs offset by a reduction in volume. In Europe, net sales for the first nine months of 2005 increased $10.1 million or 19.3% as compared to the first nine months of 2004 due principally to price increases to offset rising steel costs and the strengthening of the Euro against the U.S. dollar of $2.1 million and management’s decision to redirect capacity, as a result of additional new cylinder volume, from less profitable refurbishment services to higher margin cylinder products.
Gross Profit. Gross profit decreased $1.6 million for the first nine months of 2005 to $33.1 million from $34.7 million for the first nine months of 2004. As a percentage of net sales, gross profit for the first nine months of 2005 decreased to 20.5% from 23.0% in 2004. This decrease was due principally to changes in product mix and the dilutive effect of the pass through of rising steel costs.
Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $1.1 million or 5.3% during the first nine months of 2005 to $19.6 million from $20.7 million for the first nine months of 2004. The decrease was primarily due to lower payroll expenses and a reduction of software amortization of $0.3 million offset by the strengthening of the Euro versus the U.S. dollar.
Interest Expense. Interest expense for the third quarter of 2005 of $16.6 million increased $0.4 million as compared to $16.2 million for the third quarter of 2004. This increase was due to rising interest rates.
Other Income (Expense), Net. Other income, net for the first nine months of 2005 decreased $0.2 million as compared to the first nine months of 2004 due principally to the return of grants to the Portuguese government.
Income Taxes. Income tax expense, which principally relates to the Europe segment, increased $0.2 million during the first nine months of 2005 as compared to the first nine months of 2004 reflecting higher pretax earnings in the Company’s Europe segment.
Segment Operations
North America
The following table presents a summary of unaudited operating results for the nine month periods presented:

	NINE MONTHS ENDED
	October 1, 2005			October 2, 2004
		% of Net	%		% of Net
In millions	Actual	Sales	Change	Actual	Sales
Net sales	$99.1	100.0%	0.3%	$98.8	100.0%
Cost of goods sold	75.2	75.9%	6.2%	70.8	71.7%

Gross profit	23.9	24.1%	-14.6%	28.0	28.3%
Selling, general and administrative expenses	15.6	15.7%	-9.2%	17.1	17.4%

Income from operations	$8.3	8.4%	-23.5%	$10.9	10.9%

Units shipped	3.82			3.97

In North America, net sales increased $0.3 million or 0.3% during the first nine months of 2005 as compared to the first nine months of 2004 due principally to price increases implemented during the second half of 2004 to mitigate rising steel costs offset by a reduction in volume. The Company’s average selling price for the first nine months of 2005 increased 4.2% to $25.94 from $24.89 for the first nine months of 2004 due principally to the price increases and product mix. Gross profit decreased $4.1 million during the first nine months of 2005 to $23.9 million from $28.0 million during the first nine months of 2004. As a percentage of net sales, gross profit during the first nine months of 2005 decreased to 24.1% from 28.3% for the first nine months of 2004. This decrease was due principally to the reduction in volume and the dilutive effect of the pass through of rising steel costs. Selling, general and administrative expenses decreased $1.5 million or 9.2% during the first nine months of 2005 to $15.6 million from $17.1 million during the first nine months of 2004. The decrease was primarily due to a reduction in payroll expense, lower software amortization of $0.3 million, lower commission expense of $0.1 million and 2004 marketing initiatives that did not recur in 2005.
Europe
The following table presents a summary of unaudited operating results for the nine month periods presented:

	NINE MONTHS ENDED
	October 1, 2005			October 2, 2004
		% of Net	%		% of Net
In millions	Actual	Sales	Change	Actual	Sales
Net sales	$62.3	100.0%	19.3%	$52.2	100.0%
Cost of goods sold	53.1	85.3%	16.8%	45.5	87.2%

Gross profit	9.2	14.7%	37.6%	6.7	12.8%
Selling, general and administrative expenses	4.0	6.4%	10.7%	3.6	7.0%

Income from operations	$5.2	8.3%	69.4%	$3.1	5.8%

Units shipped	2.85			3.23
In Europe, net sales for the first nine months of 2005 increased $10.1 million or 19.3% as compared to the first nine months of 2004 due principally to price increases to offset rising steel costs, the strengthening of the Euro against the U.S. dollar of $2.1 million and management’s decision to redirect capacity, as a result of additional new cylinder volume, from less profitable refurbishment services to higher margin cylinder products. The Company’s average selling price for the first nine months of 2005 increased 35.3% in 2005 to $21.86 from $16.16 due to price increases, volume changes discussed above and the strengthening of the Euro against the U.S. dollar, which amounted to $0.52 of the change in the average selling price. Gross profit increased approximately $2.5 million during the first nine months of 2005 to $9.2 million from $6.7 million during the first nine months of 2004. As a percentage of net sales, gross profit for the first nine months of 2005 increased to 14.7% from 12.8% for the first nine months of 2004. This increase was due principally to price increases, volume changes discussed above and the strengthening of the Euro against the U.S. dollar of $0.2 million. Selling, general and administrative expenses during the first nine months of 2005 increased $0.4 million or 10.7% to $4.0 million from $3.6 million for the first nine months of 2004. The increase was primarily due to higher commission expenses as a result of the increase in net sales and the strengthening of the Euro against the U.S. dollar.

Liquidity and Capital Resources
As of October 1, 2005, the Company’s operating capital (defined as accounts receivable and inventory, less accounts payable) increased $1.7 million from $37.6 million as of December 31, 2004 to $39.3 million. Accounts receivable increased $0.1 million, while inventories and accounts payable decreased $1.5 million and $3.1 million, respectively.
The increase in accounts receivable when compared to year-end levels was due principally to higher sales levels. The Company did not experience any significant changes in credit terms, credit utilization or delinquency in accounts receivable during the third quarter of 2005.
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
For the first nine months of 2005, net cash provided by operating activities of $5.7 million was $1.0 million more than the first nine months of 2004 due principally to decreased working capital requirements (defined as current assets less current liabilities) and lower cash interest. Capital expenditures of $5.8 million were $1.2 million more than the first nine months of 2004. Cash used in financing activities during the nine months ended October 1, 2005 increased $1.9 million. The additional cash generated from the reduction in working capital requirements and lower cash interest expense enabled the Company to retire more debt as compared to 2004.
The Company is a party to two credit facilities: a $52.5 million ($42.5 million prior to the November 18, 2003 amendments discussed below) senior first-priority secured credit facility arranged by Foothill Capital Corporation (as amended, the “Foothill Facility”) and a $35.0 million ($25.0 million prior to the November 18, 2003 amendments discussed below) senior second-priority secured credit facility with affiliates of the Cypress Group, LLC, the controlling shareholder of the Company’s parent (as amended, the “Cypress Facility”).
The Foothill Facility provides the Company (i) a term loan facility consisting of a five-year Term A Loan maturing December 2006, with an outstanding principal amount of $3.8 million at October 1, 2005, bearing cash interest at Wells Fargo Reference Rate (approximating the prime rate) plus 0.75% (7.50% at October 1, 2005), and a five-year Term B Loan maturing December 2006, with an outstanding principal amount of $19.1 million as of October 1, 2005, bearing cash interest at the Wells Fargo Reference Rate plus 3.50%, and Paid-In-Kind (“PIK”) interest at 3.50% (13.75% at October 1, 2005) (collectively the “Term Loans”) and (ii) a five-year Revolving Credit Facility maturing December 2006, bearing interest at Wells Fargo Reference Rate plus 0.50% (7.25% at October 1, 2005), providing the lesser of (a) $30.0 million less the aggregate outstanding principal amount of the Term A Loan less letter of credit usage or (b) borrowing base less letter of credit usage. At October 1, 2005, total availability and aggregate borrowings under the Revolving Credit Facility were $11.1 million and $5.0 million, respectively.

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
The Cypress Facility consists of term loans totaling $35.0 million (the “Term C Loan”). The Term C Loan, with $50.8 million (including PIK interest of $15.8 million) outstanding as of October 1, 2005, has a maturity date of December 26, 2006, and bears PIK interest fixed at 12% per annum paid quarterly, which at the lender’s option can be paid in common stock of Amtrol Holdings Inc, the Company’s Parent Company. In connection with the Cypress Facility, Amtrol Holdings, Inc., issued the lenders under the Cypress Facility 60,000 warrants to purchase approximately 5.2% of Amtrol Holdings Inc.’s common stock on a fully diluted basis. The 60,000 warrants, which have an exercise price of $.01 and are exercisable immediately, were valued at $3.4 million using the Black-Scholes model. This amount was recorded as a discount to the Term C Loan debt and included as a component of shareholders’ equity. The Company expects that the effective interest rate associated with the Term C Loan will be greater than 12% given the additional interest expense associated with the warrants.
The Foothill Facility and Cypress Facility contain certain affirmative and negative covenants and restrictions, such as EBITDA and Fixed Charges Ratio on a North America and Worldwide basis. As of October 1, 2005, the Company was in compliance with the various covenants of the Foothill Facility and Cypress Facility.
The Company has $97.8 million of Senior Subordinated Notes due December 2006 (the “Notes”), which are unsecured obligations of the Company and bear interest at a rate of 10.625% per annum payable semi-annually on June 30 and December 31. The Notes are redeemable at the option of the Company on or after December 31, 2003, in whole or in part, at par. Upon a “Change of Control” (as defined in the Indenture), each Note holder has the right to require the Company to repurchase such holder’s Notes at a purchase price of 101% of the principal amount plus accrued interest. The Indenture contains certain affirmative and negative covenants and restrictions. As of October 1, 2005, the Company was in compliance with the various covenants of the Notes.
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
Changes in Internal Controls
There have been no changes in internal control over financial reporting that occurred during the third quarter of 2005, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

AMTROL INC.
Date: November 10, 2005	By:	/s/ ALBERT D. INDELICATO
Albert D. Indelicato
President, Chairman of the Board, Chief Executive Officer and Director

Date: November 10, 2005	By:	/s/ LARRY T. GUILLEMETTE
Larry T. Guillemette,
Executive Vice President, Chief Financial Officer and Treasurer