Form 10-K
period 2005-12-31
AMTROL INC /RI/
filed 2006-03-31
CIK 853547

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
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
Registrant’s telephone number, including area code: (401) 884-6300
Securities registered pursuant to Section 12 (b) of the Act: None
Securities registered pursuant to Section 12 (g) of the Act: None
Indicate by check mark if the Registrant is a well-known seasoned issuer (as defined in Rule 405 of the Securities Act). Yes ☐ No ☑.
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☑ No ☐.
Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑.
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer”in Rule 12b-2 of the Exchange Act. (Check one):
                         Large accelerated filer ☐            Accelerated filer ☐            Non-accelerated filer ☑
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑.
State the aggregate market value of the Registrant’s voting and non-voting common equity held by non-affiliates as of the last business day of the Registrant’s most recently completed fiscal quarter: $0
Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date: $0.01 Par Value: 100 shares outstanding as of March 30, 2006.
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
The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has a significant working capital deficiency that raises substantial doubt about its ability to continue as a going concern. The working capital deficit is a direct result of all of the Company’s North American debt ($179.3 million in principal as of December 31, 2005) maturing in December 2006. Management’s plans to address this uncertainty are described in Note 1 to the consolidated financial statements included in Item 15 and within the Liquidity and Capital Resources discussion of Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The Company did not include any adjustments to the consolidated financial statements to reflect the possible future effects that may result from the uncertainty of its ability to continue as a going concern. Additionally, there can be no assurances that the Company will be able to recover the value of its recorded assets.

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
During its 60-year history, AMTROL has established a strong partnership with wholesalers, supporting a broad distribution network serving approximately 1,600 customers throughout North America. The Company’s strong brand recognition and reputation for quality ensure that nearly every significant plumbing, pump specialty and HVAC wholesaler carries at least one line of its products. This facilitates new product introduction, effectively “pulling” the Company’s new products through its distribution system. The Company also offers a broad range of products, which allows the Company’s customers to consolidate their purchases with the Company and manage inventory more efficiently. These factors have established AMTROL’s products as preferred brands and allow the Company to realize premium pricing on many of its products.
AMTROL ALFA Metalomecânica, S.A. (“AMTROL ALFA”), a wholly-owned subsidiary of the Company located in Guimaraes, Portugal, is Europe’s largest manufacturer of reusable steel, hybrid and composite gas cylinders, distributed worldwide and used principally for the storage of cooking and heating gases. AMTROL ALFA also produces non-returnable gas cylinders supplied to European and Asian customers that are used principally for the storage of refrigerant gases. AMTROL ALFA provides the Company with a low-cost international manufacturing base for all of the Company’s cylinder products and is an important source of supply for the Company’s international customers.
During 2005, AMTROL ALFA introduced the CoMet™, a metal-matrix composite cylinder used to store and transport Liquefied Propane Gas (“LPG”), to its European markets. CoMet™ cylinders consist of a metal liner reinforced with thermoplastic filament windings, all encapsulated in an impact-resistant plastic shell. CoMet™ cylinders are highly ergonomic and weigh approximately one-third less in comparison to conventional steel LPG cylinders, substantially improving handling and transportation by consumers.
AMTROL Poland Sp z.o.o. (“AMTROL Poland”), a wholly-owned subsidiary of the Company located in Swarzedz, Poland, refurbishes returnable gas cylinders, primarily for the Polish market. AMTROL Poland provides the Company with both a favorable manufacturing cost structure and close proximity to the gas cylinder markets in Central and Eastern Europe.
Net sales in geographic regions outside of the United States and Canada, primarily Europe, the Middle East, Africa and the Far East, accounted for 34.7%, 34.2% and 38.7% of the Company’s total net sales in fiscal years 2003, 2004 and 2005, respectively.

Products And Markets
Water Systems Solutions Products
AMTROL’s sales of its water systems products consist primarily of water accumulators for residential and commercial well water systems and products for residential water pressure boosting systems.
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
Water Treatment Products
The Company offers a range of products to meet increasing global demand for improved water quality. The Company manufactures and markets water softeners under the Water Soft™ brand. Other products such as reverse osmosis accumulators and related systems distributed by the Company can improve the quality of both municipal-supplied water and well water. A recent supplement to this product line is the Odor Oxidizer™ hydrogen sulfide removal system. This patented system removes offensive sulfur odor from potable water systems via a proprietary method that uses no chemicals or media. Due to the success of the Odor Oxidizer™ application, the Company has enhanced its product breadth to include the water treatment removal of iron (ARMOR — TROL™) and arsenic (SORB — TROL™).
Hydronic Technologies Products
The Company’s sales to selected sectors of the HVAC market include products such as expansion accumulators and water heaters. The Company’s residential HVAC products include expansion vessels for heated water, potable water heaters and other accessories used in residential HVAC systems. The Company’s commercial HVAC products are substantially identical in function to those used in residential applications, but may be modified for design codes and the higher operating pressures of larger systems.
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
Engineered Products
The Company principally manufactures and sells HVAC and Potable water system components that are designed to meet customer specifications for commercial offices, manufacturing and educational facilities, hospitals, retail stores and governmental buildings. The Company markets its engineered products under the familiar Extrol, Therm-X-Trol and Well-X-Trol brand names.
The market for commercial HVAC and Potable water equipment is divided into standard and custom-designed equipment. Standard products are by far the largest portion of the market place. The Company markets its commercial HVAC products primarily through distribution and to OEM accounts where the product is then incorporated into other systems. The Company strives to maintain strong relationships nationwide with design engineers, contractors and select end users.
The Company believes that it is among the largest suppliers of commercial HVAC and Potable water pressure vessels in the United States. The Company’s portfolio of products and its ability to produce equipment that meets the performance characteristics required by the particular product application provides it with advantages over some of its competitors.

Pressure-Rated Cylinders
The Company’s pressure-rated cylinders for refrigerant gases are used mainly in the storage, transportation and dispensing of gases used principally in air conditioning and refrigeration systems. In addition, the AMTROL ALFA facility produces returnable pressure-rated cylinders for storing gas used in residential and commercial heating and cooking applications. AMTROL produces and distributes reusable LPG cylinders and reusable and non-returnable refrigerant cylinders. AMTROL ALFA is the largest producer of reusable steel gas cylinders in Europe. Reusable LPG cylinders are typically purchased by major gas companies or their distributors who fill the cylinders for customers who use the gas for heating and cooking in residential and commercial applications. In 1998, the Company transferred to AMTROL ALFA a non-returnable refrigerant cylinder production line previously located in Singapore and began supplying its European and Asian non-returnable refrigerant cylinder customers from AMTROL ALFA. The transfer of this production line enhanced the Company’s worldwide presence in non-returnable cylinder markets and its ability to provide optimum production and delivery solutions to its major multi-national customers. The Company is also one of the world’s two largest manufacturers of non-returnable pressure-rated cylinders used in the storage, transport and dispensing of refrigerant gases for air conditioning and refrigeration systems.
During 2005, AMTROL ALFA introduced the CoMet™, a metal-matrix composite cylinder used to store and transport LPG, to its European markets. CoMet™ cylinders consist of a metal liner reinforced with thermoplastic filament windings, all encapsulated in an impact-resistant plastic shell. CoMet™ cylinders are highly ergonomic and weigh approximately one-third less in comparison to conventional steel LPG cylinders, substantially improving handling and transportation by consumers.
In 1999, the Company established AMTROL Poland that refurbishes returnable gas cylinders, primarily for the Polish market. AMTROL Poland provides the Company with both a favorable manufacturing cost structure and close proximity to the gas cylinder markets in Central and Eastern Europe.
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
With the exception of one cylinder customer to whom global sales were approximately 6.2% of total consolidated net sales, no individual customer represented more than five percent of the Company’s net sales in 2005.

Manufacturing, Raw Materials and Suppliers
The Company manufactures its products primarily at its own facilities, many of which depend on the Company’s expertise in low-pressure vessel construction. The Company takes advantage of the material economies and precision inherent in deep-draw stamping technology to manufacture products of superior performance and life.
In 2005, the Company continued to experience cost increases for several key raw materials, energy and freight, similar to those experienced in 2004. However, the magnitude of cost increases for certain raw materials, particularly steel declined during the year. In 2006, the Company anticipates slight downward cost pressure for steel and natural gas but anticipates additional cost increases for other commodities such as copper, bronze and other products in these same cost categories. The Company anticipates that mitigating the impact of rising raw material costs and availability issues will continue to require active management in 2006.
Capital expenditures in 2005 continued to yield anticipated material utilization and labor efficiency improvements in nearly all product lines. The Company expects that capital investments will continue to yield material utilization and labor efficiency improvements to mitigate rising wage and benefits costs in 2006. Emphasis has been placed on low risk, basic automation, as well as process and product variation reduction. In addition, productivity improvement techniques such as Kaizen, Visual Control and One-Piece Flow initiatives continue to allow the Company to identify and eliminate waste in its cost structure.
During 2005, quality levels continued to meet management’s expectations. Field failures and sales returns declined in comparison to 2004. The Company believes this improvement is attributable to the revision of rework policies and stringent enforcement of supplier quality protocols initiated in 2004 and enhanced in 2005.
Emphasis on safety continues to be a primary focus at all of the Company’s locations. During 2005, the Company’s OSHA frequency and severity rates at each of its four manufacturing locations were once again below industry standards set by the Bureau of Labor Statistics.
The condition of the Company’s facilities and capital equipment is considered good. Capital expenditures in 2005 yielded further productivity improvements. As a result, the Company does not anticipate any capacity constraints.
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
Employees
As of December 31, 2005, the Company had 472 employees in the United States, none of who were represented by collective bargaining units. In addition, the Company had 788 employees in its international operations. Some of the Company’s international employees are represented by a works council. The Company considers relations with its employees to be good.
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
ITEM 1A. RISK FACTORS
A significant portion of the Company’s outstanding debt obligations will mature in December 2006.
The Company has a significant working capital deficiency that raises substantial doubt about its ability to continue as a going concern. The working capital deficit is a direct result of all of the Company’s North American debt ($179.3 million in principal as of December 31, 2005) maturing in December 2006. Management’s plans to address this uncertainty are described in Note 1 to the consolidated financial statements included in Item 15 and within the Liquidity and Capital Resources discussion of Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations. However, there can be no assurance that management’s plans will be successful, and if unsuccessful, will cause the Company to default on its obligations.

The Company’s inability to pass along increases in pricing of raw materials to its customers could have a negative impact on the Company’s business.
The Company’s operating results are dependent upon the availability and pricing of raw materials including, among others, steel, rubber, copper, packaging material, and other components that it purchases from third parties. Substantially all of the markets in which the Company operates are highly competitive and compete mainly on the basis of price. These competitive forces may not allow the Company to implement price increases for higher raw material costs within its core markets and as a result would adversely affect the operating results of the Company.
The Company’s business strategies could be significantly disrupted if the Company lost members of its management team.
The Company’s success depends to a significant degree upon the continued contributions of its executive officers and key employees, both individually and as a group. The Company’s future performance will be dependent on its ability to retain and motivate them. The loss of the services of any of these executive officers or key personnel could prevent the Company from implementing its business strategies.
The Company’s operating results could be adversely affected by changes in foreign currency exchange rates.
The Company is exposed to risks associated with foreign currency fluctuations and changes in exchange rates. The Company’s exposure to foreign currency fluctuations relates primarily to operations in foreign countries conducted through subsidiaries, primarily in Portugal. Exchange rate fluctuations impact the U.S. dollar value of reported earnings as well as the carrying value of the net assets related to these operations.
The Company’s operating results could be adversely affected by weather conditions adverse to sales growth.
The Company’s sales attributable to its water systems product line, mainly the well water accumulators, are susceptible to adverse weather conditions that hamper the ability of well drillers to drill residential and commercial underground water wells. Prolonged rainy spring seasons hamper the ability of well drillers to drill underground wells due to the size and weight of their well drilling rigs. In addition, extended periods of cold weather could hamper well drilling due to state regulations that prohibit the travel of the large well drilling rigs on state highways.
Continued growth of the Company’s operating results are linked to customer acceptance of its planned new products.
Within the last few years, the Company has introduced a series of new products which it feels will position the Company for future sales growth. The Company feels that customer acceptance of products such as the CoMet™, Odor Oxidizer hydrogen sulfide removal system, Top Down Boiler Mate and digital pressure controller are important to the Company. Should these sales not materialize, the Company may not achieve its expected future sales growth.
ITEM 1B. UNRESOLVED STAFF COMMENTS
          Not applicable.

ITEM 2. PROPERTIES
The following table sets forth information regarding the Company’s principal properties each of which is owned by the Company unless otherwise indicated:

Location	Square Footage	Principal Use
	(approximate)
West Warwick, RI	270,000	Corporate Headquarters, Manufacturing, and Education Center
Guimaraes, Portugal (b)	295,600	Manufacturing
North Kingstown, RI (a)	143,800	Distribution Center
Paducah, KY	46,300	Manufacturing
Mansfield, OH (a)	45,000	Manufacturing and Distribution Center
Baltimore, MD	37,000	Manufacturing
Swarzedz, Poland (a)	29,000	Manufacturing
Kitchener, Ontario(a)	18,400	Sales Office and Distribution

Total	885,100

(a)         Leased facilities
(b)         43,700 sq ft leased warehouse included
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
ITEM 3. LEGAL PROCEEDINGS
From time to time, the Company is named as a defendant in legal actions. These legal actions include a wide range of matters, including, among others, environmental matters, contract and employment claims, workers compensation claims, product liability, warranty and other claims. However, management believes, after review of insurance coverage and consultation with legal counsel, that the ultimate resolution of the current pending legal actions to which it is a party will not likely have a material adverse effect on the Company’s results of operations, financial condition or cash flows.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
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

ITEM 6. SELECTED FINANCIAL DATA
The selected consolidated financial data presented below for and as of each of the years in the five-calendar-year period ended December 31, 2005 have been derived from the Consolidated Financial Statements of the Company, including the related notes thereto. The information set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and with the Consolidated Financial Statements of the Company, including the related notes thereto, appearing elsewhere in this Form 10-K.

	Year Ended December 31,
	2001	2002	2003	2004	2005
			(in thousands)
Statement of Operations Data:
Net sales	$175,096	$179,416	$185,046	$198,394	$218,548
Cost of goods sold	133,374	136,556	144,761	152,136	172,271

Gross profit	41,722	42,860	40,285	46,258	46,277
Selling, general and administrative expenses	25,867	27,290	26,702	28,305	27,230
Amortization of goodwill	4,391	—	—	—	—

Income from operations	11,464	15,570	13,583	17,953	19,047
Interest expense, net	(18,964)	(19,867)	(19,499)	(21,512)	(22,007)
Gain (loss) on extinguishment of debt, net	(584)	—	6,760	—	—
Other income (expense), net	372	(385)	(100)	(55)	235

Gain (loss) from continuing operations before provision (benefit) for income taxes	(7,712)	(4,682)	744	(3,614)	(2,725)
Provision (benefit) for income taxes	(1,166)	774	1,166	9,737	(535)

Loss from continuing operations	(6,546)	(5,456)	(422)	(13,351)	(2,190)
Loss from discontinued operations	(2,869)	(5,381)	(1,310)	(8,863)	—
Cumulative effect of a change in accounting principle	—	(34,492)	—	—	—

Net loss	$(9,415)	$(45,329)	$(1,732)	$(22,214)	$(2,190)

Other Data:
Depreciation and amortization	$12,788	$8,803	$9,744	$8,808	$7,437
Capital expenditures	3,800	3,165	3,249	6,626	6,961

Balance Sheet Data (at period end):
Working capital (deficit)	$8,602	$7,877	$27,884	$22,820	$(149,411)
Total assets	264,455	226,873	237,023	228,240	222,451
Long-term debt, less current maturities	157,511	158,391	167,022	171,300	—
Shareholders’ equity (deficit)	58,219	15,849	17,211	(220)	(4,942)

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
In the North America segment, the Company’s principal markets are highly replacement oriented, with a substantial portion of the Company’s core business coming from replacement sales. Sales can be affected by extreme weather conditions, as well as significant changes in economic circumstances. During 2005, the Company experienced an increase in net sales due principally to implemented price increases during 2004 and 2005 to offset rising steel costs and new product introductions partially offset by the impact of the weakening of the Euro against the U.S. Dollar.
During 2005, the Company experienced increasing costs for several key raw materials (steel, copper, brass and rubber), energy and freight. The Company responded to these higher raw material costs by increasing prices again in 2005, after a series of price increases in 2004. The Company also acted aggressively to mitigate these cost increases by developing new sources and through contracted purchases. The Company anticipates that mitigating the impact of increasing costs will require continued active management in 2006.
Emphasis on productivity improvements continued in 2005 via capital expenditures and continuous improvement techniques such as Kaizen, Visual Control and One-Piece Flow Initiatives. These techniques allow the Company to identify and eliminate waste in its cost structure. In addition, management continues to explore and implement strategies in order to reduce its selling, general and administrative expenses.
The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has a significant working capital deficiency that raises substantial doubt about its ability to continue as a going concern. The working capital deficit is a direct result of all of the Company’s North American debt ($179.3 million in principal as of December 31, 2005) maturing in December 2006. Management’s plans to address this uncertainty are described in Note 1 to the consolidated financial statements included in Item 15 and within the Liquidity and Capital Resources discussion of Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The Company did not include any adjustments to the consolidated financial statements to reflect the possible future effects that may result from the uncertainty of its ability to continue as a going concern. Additionally, there can be no assurances that the Company will be able to recover the value of its recorded assets.

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
All statements other than statements of historical fact included in this Form 10-K and elsewhere relating to the Company’s financial position, strategic initiatives and statements addressing industry developments are forward-looking statements. When incorporated in this discussion, the words “expect(s)”, “feel(s)”, “believe(s)”, “anticipate(s)” and similar expressions are intended to identify some of these forward-looking statements. Forward looking statements include those containing these phrases but also any other statements that are not references to historical fact. Although the Company believes that the expectations reflected in such forward-looking statements are expressed in good faith and have a reasonable basis, there can be no assurance that such expectations or beliefs will result or be achieved or accomplished.
Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The following are some of the important factors that can vary or change or involve substantial risk and cause actual results to differ materially from such expectations: the Company’s ability to restructure/recapitalize its debt; the Company’s ability to successfully implement its business strategy; the availability and cost of raw materials; changes in domestic or foreign government regulation or enforcement policies, particularly related to refrigerant gases or cylinders and building and energy efficiency requirements or restrictions or limitations or general reduction in the use of domestic wells; significant weather conditions adverse to the Company’s business; development of competing technologies; acceptance of the Company’s existing and planned new products in global markets; competition in the Company’s markets, particularly price competition; the rate of growth of developing economies and demand for the Company’s products; the ultimate cost of future warranty and other claims relating to the Company’s products and business; whether the Company succeeds in acquiring new businesses; availability of capital; foreign exchange rates; increases in interest rates; the business abilities and judgment of personnel; and general economic, financial and business conditions, both domestically and internationally.
Results of Operations
Fiscal 2005 Compared to Fiscal 2004
The following table sets forth consolidated operating results for the fiscal years indicated:

In millions of dollars

	2004		2005
		% of Net		% of Net	%
	Actual	Sales	Actual	Sales	Change
Net sales	$198.4	100.0%	$218.5	100.0%	10.1%
Cost of goods sold	152.1	76.7%	172.2	78.9%	13.2%

Gross profit	46.3	23.3%	46.3	21.1%	0.0%
Selling, general and administrative expenses	28.3	14.3%	27.2	12.4%	-3.8%

Income from operations	18.0	9.0%	19.1	8.7%	5.9%
Other income (expense), net
Interest expense, net	(21.5)	-10.8%	(22.0)	-10.1%	2.2%
Other, net	(0.1)	0.0%	0.2	0.2%	340.0%

Loss before income taxes	(3.6)	-1.8%	(2.7)	-1.2%	-25.8%

Income tax expense (benefit)	9.7	4.9%	(0.5)	-0.2%	-105.2%

Loss from continuing operations	(13.3)	-6.7%	(2.2)	-1.0%	83.7%
Loss from discontinued operations, net	(8.9)	-4.5%	—	0.0%	100.0%

Net loss	$(22.2)	-11.2%	$(2.2)	-1.0%	90.2%

Fiscal Year Ended December 31, 2005 Compared to Fiscal Year Ended December 31, 2004.
Net Sales. Net sales in 2005 increased $20.1 million or 10.1% to $218.5 million from $198.4 million in 2004. In North America, net sales of $132.3 million increased $4.5 million or 3.5% in comparison to 2004 due principally to price increases implemented during 2004 and 2005 to offset rising steel costs, combined with volume increases. Volume increases were realized from cylinder products, which yield lower average selling prices. In Europe, net sales of $86.2 million increased $15.6 million or 22.1% in comparison to 2004. This increase is attributable primarily to increased metal cylinder volume, price increases and the introduction of the CoMet™ metal matrix composite cylinder in the fourth quarter of 2005. If the value of the Euro had remained at the average level of 2004, reported net sales in Europe for 2005 would have increased $15.4 million or 21.8% in comparison to 2004.
Gross Profit. Gross profit remained steady at $46.3 million in 2005. As a percentage of net sales, gross profit in 2005 decreased to 21.1% from 23.3% in 2004. This decrease was due principally to changes in product mix and the dilutive effect of the pass through of rising steel costs.
Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $1.1 million or 3.8% in 2005 to $27.2 million from $28.3 million in 2004. The decrease was primarily due to a decrease in payroll expenses as a result of personnel reductions and lower performance-based compensation offset in part by higher commission expenses.
Interest Expense. Interest expense increased $0.5 million in 2005 as compared to 2004. The increase is primarily attributable to rising interest rates.
Other Income (Expense), Net. Other income (expense), net for 2005 was $0.2 million as compared to 2004 of $(0.1) million. The increase was principally due to foreign exchange losses recorded in 2004 that did not occur in 2005.
Income Taxes. Income tax expense decreased $10.2 million in 2005 as compared to 2004. During 2004, the Company determined that an increase in the valuation allowance associated with its deferred tax assets of $8.9 million was required as a result of the uncertainty surrounding the future utilization of the net operating loss carry forwards. The benefit from income taxes for the year ended December 31, 2005 included a $2.6 million reversal of income tax accruals recorded in prior years. This accrual related to tax matters that, based upon additional information obtained during the fourth quarter, was no longer necessary. The reversal was recorded in the fourth quarter of 2005. Offsetting this reversal was a $0.4 million tax reserve provided in the fourth quarter related to foreign withholding taxes.
Net Loss. The net loss in 2005 of $2.2 million compares to a net loss in 2004 of $22.2 million. The improvement was principally due to a loss of $8.9 million incurred on the sale of a discontinued subsidiary and the establishment of a tax valuation allowance of $8.9 million during 2004.
Segment Operations
North America
The following table presents a summary of operating results for the fiscal years indicated:
In millions

	2004		2005
		% of Net		% of Net	%
	Actual	Sales	Actual	Sales	Change
Net sales	$127.8	100.0%	$132.3	100.0%	3.5%
Cost of goods sold	90.5	70.8%	97.8	73.9%	8.1%

Gross profit	37.3	29.2%	34.5	26.1%	-7.5%
Selling, general and administrative expenses	22.1	17.3%	20.1	15.2%	-9.0%

Income from operations	$15.2	11.9%	$14.4	10.9%	-5.3%

Units shipped	5.15		5.25
In North America, net sales increased $4.5 million or 3.5% in comparison to 2004 due principally to price increases implemented during 2004 and 2005 to mitigate rising steel costs, combined with volume increases. The Company’s average selling price increased 1.5% in 2005 to $25.20 versus $24.82 as a function of price increases partially offset by a mix shift to lower price products. The shift in mix was primarily attributable to increases in volume of its cylinder products, which yield lower average selling prices, along with a decrease in volume of water technology products that have higher average selling prices. Gross profit decreased $2.8 million in 2005 to $34.5 million from $37.3 million in 2004. As a percentage of net sales, gross profit in 2005 decreased to 26.1% from 29.2% in 2004. This decrease was due principally to changes in product mix and the dilutive effect of the pass through of rising steel costs. Selling, general and administrative expenses decreased $2.0 million or 9.0% to $20.1 million from $22.1 million in 2004. The decrease was primarily due to a decrease in payroll expenses as a result of personnel reductions and lower performance-based compensation of $1.3 million and lower amortization related to software of $0.9 million, partially offset by higher commission expenses of $0.1 million.
Europe
The following table presents a summary of operating results for the fiscal years indicated:

In millions

	2004		2005
		% of Net		% of Net	%
	Actual	Sales	Actual	Sales	Change
Net sales	$70.6	100.0%	$86.2	100.0%	22.1%
Cost of goods sold	61.6	87.3%	74.4	86.3%	20.8%

Gross profit	9.0	12.7%	11.8	13.7%	31.1%
Selling, general and administrative expenses	6.2	8.7%	7.1	8.2%	14.5%

Income from operations	$2.8	4.0%	$4.7	5.5%	67.9%

Units shipped	4.00		3.52
In Europe, net sales of $86.2 million increased $15.6 million or 22.1% in comparison to 2004. This increase is attributable primarily to increased metal cylinder volume, price increases and the introduction of the CoMet™ metal matrix composite cylinder in the fourth quarter of 2005. The Company’s average selling price increased 38.8% in 2005 to $24.49 versus $17.65 due to price increases and the change in product mix. Gross profit increased approximately $2.8 million in 2005 to $11.8 million from $9.0 million in 2004. As a percentage of net sales, gross profit in 2005 increased to 13.7% from 12.7% in 2004. This increase was due principally to price increases and the change in product mix. Selling, general and administrative expenses increased $0.9 million or 14.5% to $7.1 million from $6.2 million in 2004. The increase was primarily due to an increase in performance-based compensation of $0.7 million, commissions of $0.1 million and professional services of $0.1 million.
Fiscal 2004 Compared to Fiscal 2003
The following table sets forth consolidated operating results for the fiscal years indicated:
In milions of dollars

	2003		2004
		% of Net		% of Net	%
	Actual	Sales	Actual	Sales	Change
Net sales	$185.0	100.0%	$198.4	100.0%	7.2%
Cost of goods sold	144.7	78.2%	152.1	76.7%	5.1%

Gross profit	40.3	21.8%	46.3	23.3%	14.9%
Selling, general and administrative expenses	26.7	14.4%	28.3	14.3%	6.0%

Income from operations	13.6	7.4%	18.0	9.0%	32.4%
Other income (expense), net
Interest expense, net	(19.5)	-10.5%	(21.5)	-10.8%	10.3%
Gain on extinguishment of debt, net	6.7	3.6%	—	0.0%	-100.0%
Other, net	(0.1)	-0.1%	(0.1)	0.0%	0.0%

Income (loss) before income taxes	0.7	0.4%	(3.6)	-1.8%	-614.3%
Income tax expense	1.1	0.6%	9.7	4.9%	781.8%

Loss from continuing operations	(0.4)	-0.2%	(13.3)	-6.7%	-3225.0%
Loss from discontinued operations, net	(1.3)	-0.7%	(8.9)	-4.5%	-584.6%

Net loss	$(1.7)	-0.9%	$(22.2)	-11.2%	-1205.9%

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
Gain on Extinguishment of Debt, Net. The decrease of $6.7 million was principally the result of a gain of $7.2 million recorded in 2003 on the purchase of $17.2 million of the Company’s outstanding Senior Subordinated Notes offset by a loss of $0.5 million on the extinguishment of debt for unamortized financing costs associated with the execution of the First Amendment and Second Amendment to the Loan and Security Agreement and Term C Loan Agreement.
Other Income (Expense), Net. Other income (expense), net for 2004 of $(0.1) million was unchanged as compared to 2003 of $(0.1) million.
Income Taxes. Income tax expense increased $8.6 million in 2004 as compared to 2003. The Company determined that an increase in the valuation allowance associated with its deferred tax assets of $8.9 million was required during 2004 as a result of the uncertainty surrounding the future utilization of the net operating loss carryforwards.
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
Segment Operations
North America
The following table presents a summary of operating results for the fiscal years indicated:

In millions	2003		2004
		% of Net		% of Net	%
	Actual	Sales	Actual	Sales	Change
Net sales	$117.1	100.0%	$127.8	100.0%	9.1%
Cost of goods sold	84.4	72.1%	90.5	70.8%	7.2%

Gross profit	32.7	27.9%	37.3	29.2%	14.1%
Selling, general and administrative expenses	20.3	17.3%	22.1	17.3%	8.9%

Income from operations	$12.4	10.6%	$15.2	11.9%	22.6%

Units shipped	5.11		5.15
In North America, net sales increased $10.7 million or 9.1% as compared to 2003 due principally to implemented price increases during the year to mitigate rising steel costs combined with volume increases. The Company’s average selling price increased 8.3% in 2004 to $24.82 versus $22.92 as a function of both the implemented price increases and unit volume increases that reflect a mix shift to higher value products. The volume increases were realized from its core product offering and a variety of new product introductions. Gross profit increased $4.6 million in 2004 to $37.3 million from $32.7 million in 2003. As a percentage of net sales, gross profit in 2004 increased to 29.2% from 27.9% in 2003. This increase was due principally to the combination of additional volume, better product mix and productivity improvements totaling $0.7 million. Selling, general and administrative expenses increased $1.8 million or 8.9% to $22.1 million from $20.3 million in 2003. The increase was primarily due to accrued performance-based compensation of $1.7 million. Increased commission expenses of $0.5 million resulting from increased sales were offset by a decline in marketing expenses of $0.5 million.
Europe
The following table presents a summary of operating results for the fiscal years indicated:

In millions	2003		2004
		% of Net		% of Net	%
	Actual	Sales	Actual	Sales	Change
Net sales	$67.9	100.0%	$70.6	100.0%	4.0%
Cost of goods sold	60.3	88.8%	61.6	87.3%	2.2%

Gross profit	7.6	11.2%	9.0	12.7%	18.4%
Selling, general and administrative expenses	6.4	9.4%	6.2	8.7%	-3.1%

Income from operations	$1.2	1.8%	$2.8	4.0%	133.3%

Units shipped	4.38		4.00
In Europe, net sales increased $2.7 million or 4.0% as compared to 2003 due principally to the strengthening of the Euro against the U.S. dollar offset by a reduction in volume. The Company’s average selling price increased 13.9% in 2004 to $17.65 versus $15.50 due to the strengthening of the Euro against the U.S. dollar amounting to $1.64 or 76.3% of the change in the average selling price and a favorable product mix. Gross profit increased approximately $1.4 million in 2004 to $9.0 million from $7.6 million in 2003. As a percentage of net sales, gross profit in 2004 increased to 12.7% from 11.2% in 2003. This increase was due principally to the strengthening of the Euro against the U.S. dollar of $0.8 million and productivity improvements, mitigated by a decrease in units shipped. Selling, general and administrative expenses decreased $0.2 million or 3.1% to $6.2 million from $6.4 million in 2003. The decrease was primarily due to a decline in depreciation expense of $0.3 million, personnel reductions of $0.4 million and commissions of $0.1 million, offset by the strengthening of the Euro against the U.S. dollar of $0.6 million.
Liquidity and Capital Resources
The Company is a party to two credit facilities: a $52.5 million senior first-priority secured credit facility arranged by Foothill Capital Corporation (as amended, the “Foothill Facility”) and a $35.0 million senior second-priority secured credit facility (the “Term C Loan Facility”), formerly with affiliates of the Cypress Group, L.L.C. (“Cypress”). During January 2006, the Term C Loan Facility (not including the warrants issued to Cypress) was purchased by certain funds managed by GSO Capital Partners, L.P., an independent third party.
The Foothill Facility provides the Company (i) a term loan facility consisting of a five-year Term A Loan maturing in December 2006, with an outstanding principal amount of $3.8 million at December 31, 2005, bearing cash interest at Wells Fargo Reference Rate (approximating the prime rate) plus 0.75% (8.00% at December 31, 2005), and a five-year Term B Loan maturing December 2006, with an outstanding principal amount of $19.3 million as of December 31, 2005, bearing cash interest at the Wells Fargo Reference Rate plus 3.5%, and paid-in-kind (“PIK”) interest at 3.5% (14.25% at December 31, 2005) (collectively the “Term Loans”) and (ii) a five-year Revolving Credit Facility maturing December 2006, bearing interest at Wells Fargo Reference Rate plus 0.5% (7.75% at December 31, 2005), providing the lesser of (a) $30.0 million less the aggregate outstanding principal amount of the Term A Loan less letter of credit usage and (b) borrowing base less letter of credit usage. At December 31, 2005, total availability and aggregate borrowings under the Revolving Credit Facility were $10.1 million and $5.8 million, respectively.
On March 29, 2006, the Company amended its Foothill Facility by entering into the Third Amendment to Loan and Security Agreement (the “Foothill Third Amendment”). The material provisions of the Foothill Third Amendment were: (a) to allow letter of credit usage to increase by $2.0 million to a maximum of $5.0 million, with no more than $2.15 million used to support payments under retention agreements with Company executives, which agreements are described in Item 11 of this Form 10-K; (b) to establish North American EBITDA and consolidated EBITDA requirements for quarterly periods in fiscal 2006 that are higher than the minimum levels contained in the First Amendment; and (c) to clarify that the explanatory paragraph relating to the Company’s ability to continue as a going concern in its independent auditor’s opinion with respect to the year ended December 31, 2005, does not violate the facility’s covenants. The Foothill Third Amendment has been filed as an exhibit to this Form 10-K.
On December 22, 2004, the Company amended its Foothill Facility by entering into the Second Amendment to Loan and Security Agreement (the “Foothill Second Amendment”). This Foothill Second Amendment extended the maturity date of the Term B Loan to December 21, 2006. The Foothill Second Amendment did not affect the maturity dates of the Revolving Credit Facility, Term A Loan or the Term C Loan Facility and did not revise any covenants.
The Term C Loan Facility consists of term loans totaling $35.0 million. The Term C Loan Facility, with an outstanding principal amount of $52.6 million (which includes PIK interest of $17.6 million) as of December 31, 2005, has a maturity date of December 26, 2006, and bears PIK interest fixed at 12% per annum paid quarterly, which at the lenders option can be paid in common stock of the Company. In addition, 60,000 warrants with an exercise price of $0.01 were issued to Cypress under the Term C Loan Facility. The Company expects that the effective interest rate will be greater than 12% given the additional interest expense associated with the warrants. During January 2006, the Term C Loan Facility (other than the warrants described above) was purchased by certain funds managed by GSO Capital Partners, L.P., an independent third party.
The Foothill Facility and Term C Loan Facility contain certain affirmative and negative covenants and restrictions. As of December 31, 2005, the Company was in compliance with all of these covenants and restrictions.
As of December 31, 2005, the Company’s operating capital (defined as accounts receivable and inventory, less accounts payable) increased $3.6 million from $37.6 million at December 31, 2004 to $41.2 million. Accounts receivable, inventories and accounts payable increased $7.4 million, decreased $5.7 million and decreased $1.9 million, respectively.
The increase in accounts receivable was due principally to higher sales levels offset by the impact of the weakening Euro on the translation of the Company’s European operations. The Company did not experience any significant changes in credit terms, credit utilization or delinquency in accounts receivable in 2005 as compared to 2004.
The decrease in inventories was due principally to working capital management and the impact of the weakening Euro on the translation of the Company’s European operations.
The decrease in accounts payable was due principally to the lower inventory levels and the impact of the weakening Euro on the translation of the Company’s European operations.
Net cash provided by operating activities in 2005 of $9.6 million increased $2.2 million as compared to 2004 of $7.4 million. The change was due principally to increased earnings and aggressive working capital management. Cash used in financing activities increased $4.6 million primarily due to principal payments made during the year.
Capital expenditures were $3.2 million, $6.6 million and $7.0 million for the years ended December 31, 2003, 2004 and 2005, respectively. Substantially all of the expenditures in 2003 related to ongoing maintenance and upgrading of the Company’s manufacturing technology at all of its production facilities. 2004 and 2005 maintenance and upgrading expenditures were comparable to prior periods while the balance of the increase related to productivity improvement initiatives.
In November 1996, the Company issued, under a Note Indenture Agreement (the “Agreement”), $115.0 million of Senior Subordinated Notes due 2006 (the “Notes”) of which $97.8 million was outstanding as of December 31, 2005. The Notes are unsecured obligations of the Company. The Notes bear interest at the rate of 10.625% per annum payable semi-annually on each June 30 and December 31. The Notes are redeemable at the option of the Company on or after December 31, 2004, in whole or in part, at par. Upon a “Change of Control” (as defined in the Indenture), each Note holder has the right to require the Company to repurchase such holder’s Notes at a purchase price of 101% of the principal amount plus accrued interest. The Notes Indenture contains certain affirmative and negative covenants and restrictions. As of December 31, 2005, the Company is in compliance with all of these covenants.
During 2003, the Company purchased a portion of the Notes with a face value of $17.2 million from Cypress. The purchase was facilitated by Cypress and financed through the issuance of additional Term C Loan debt of $10.0 million, which is included in the outstanding principal amount of $52.6 million of the Term C Loan Facility referenced above. The extinguishment resulted in a gain of $7.2 million that was included in “Gain on extinguishment of debt, net” in the

Company’s Consolidated Statement of Operations. The Company and/or affiliates of the Company, including entities related to Cypress may continue, from time to time, to purchase the Notes previously issued by the Company in the open market or by other means.
The following table represents the Company’s contractual obligations for future payments:
(in thousands)

	Payments due by period as of December 31, 2005
		Less than 1		4 - 5	Over 5
	Total	Year	1 - 3 Years	Years	Years
Short-term debt	$184,943	$184,943	$—	$—	$—
Interest Expense	22,432	22,432	—	—	—
Operating leases	2,411	1,088	1,309	14	—
Deferred pension	1,433	229	687	458	59
Raw materials, etc.	16	16	—	—	—

	$211,235	$208,708	$1,996	$472	$59

The Company intends to fund its working capital (exclusive of its North American debt that matures during December 2006), capital expenditures and debt interest service requirements with cash flow from operations, cash and cash equivalents and borrowings under the Foothill Facility. Management believes that cash generated from these sources will be sufficient to meet the Company’s operational needs through November 2006.
The Company has a significant working capital deficiency that raises substantial doubt about its ability to continue as a going concern. The working capital deficit is a direct result of all of the Company’s North American debt ($179.3 million in principal as of December 31, 2005) maturing in December 2006. Management’s plans to address this uncertainty are described in Note 1 to the consolidated financial statements included in Item 15 and within the Liquidity and Capital Resources discussion below.
The Company did not include any adjustments to the consolidated financial statements to reflect the possible future effects that may result from the uncertainty of its ability to continue as a going concern. Additionally, there can be no assurances that the Company will be able to recover the value of its recorded assets.
The Company is currently exploring various avenues to recapitalize and/or restructure this debt or the business including the possible sale of all or portions of the business. Given the level of the Company’s debt obligations and current assets, there is a limited opportunity to mitigate the impact of the Company’s working capital deficit by reducing its workforce and/or scaling back on capital and operational expenditures. Accordingly, the Company has recently retained an independent investment banker to explore the possible sale of all or a portion of the business and is currently in the process of assessing the viability of this alternative. In addition, the Company has retained the services of a financial advisor to assist in establishing a strategy to facilitate the recapitalization and/or restructuring of the debt or the business should the sale process not materialize on terms favorable to the Company. However, there can be no assurance that these options will be successful and, if unsuccessful, will cause the Company to default on its debt obligations. If an event of default occurs, the creditors can pursue any available remedy to collect the payment of principal of or interest on the debt, thereby resulting in the Company’s inability to continue as a going concern.

During 2005, the Company experienced cost increases on many of its raw materials, such as steel, natural gas, rubber and other commodities, that were largely offset via price increases to its customers. For 2006, the Company believes that anticipated inflation rates will not have a material adverse effect on its results of operations or financial condition. However, there can be no assurance that sharply increasing raw material or fuel costs will not adversely affect the Company’s financial condition or results of operations.
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
Goodwill and Other Long-Lived Assets
The Company accounts for acquired goodwill and goodwill impairment in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). This pronouncement requires considerable judgment and, where necessary, the Company utilizes appraisals to assist in the Company’s valuation of acquired goodwill and evaluation of goodwill impairment. The Company has selected December 31 as its annual review date and primarily utilizes a combination of market multiple and discounted cash flow approaches, weighted heavier towards the market multiple approach, in order to value the Company’s operating segments required to be tested for impairment by SFAS No. 142.

The market multiples approach utilizes market transactions, ownership interests or securities in public companies to develop valuation measures, such as control premiums, general economic conditions and financial position of similar companies within the same industry, that can be used in the valuation of a business. The Company believes that this approach is reasonable for fair value, given its reliance on quoted market prices in the Company’s manufacturing industry and reflects the Company’s current strategic focus.
The discounted cash flow approach requires that the Company forecast future cash flows of the operating segments and discounts the cash flow stream based upon a weighted average cost of capital that is derived from comparable companies within similar industries. The discounted cash flow calculations also include a terminal value calculation that is based upon an expected long-term growth rate for the applicable operating segment. The Company believes that its procedures for applying the discounted cash flow methodology, including the estimates of future cash flows, the weighted average cost of capital and the long-term growth rate, are reasonable and consistent with market conditions at the time of the valuation.
In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), the Company evaluated the realizability of other long-lived assets, which primarily consist of property, plant and equipment and definite-lived intangible assets, when indicators of impairment are identified. Once an indicator of impairment is identified, the undiscounted cash flows of the asset group is compared to the carrying value of the asset group. If the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset group, the Company would, if the fair value of the asset group is less than the carrying value, recognize an impairment loss. The Company’s cash flow estimates are based upon historical cash flows, as well as future projected cash flows received from subsidiary management in connection with the annual Company wide planning process, and include a terminal valuation for the applicable subsidiary based upon a multiple of earnings before interest expense, taxes and depreciation and amortization expense (“EBITDA”). The Company estimates the EBITDA multiple by reviewing comparable company information and other industry data. The Company believes that its procedures for estimating gross future cash flows, including the terminal valuation, are reasonable and consistent with current market conditions.
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
Provisions for the estimated costs for future product warranty claims and bad debts are recorded as a reduction to revenue and selling, general and administrative expense, respectively. The amounts recorded are generally based upon historically derived percentages while also factoring in any new business conditions that might impact the historical analysis such as new product introduction for warranty and bankruptcies of particular customers for bad debts. The Company also periodically evaluates the adequacy of its reserves for warranty and bad debts recorded in its consolidated balance sheet as a further test to ensure the adequacy of the recorded provisions. Warranty claims can extend far into the future and bad debt analysis often involves subjective analysis of a particular customer’s ability to pay. As a result, significant judgment is required by the Company in determining the appropriate amounts to record and such judgments may prove to be incorrect in the future. The Company believes that its procedures for estimating such amounts are reasonable and historically have not resulted in material adjustments in subsequent periods when the estimates are adjusted to the actual amounts.
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
Income Taxes
The Company accounts for income taxes using the liability method in accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”), which requires that the deferred tax consequences of temporary differences between the amounts recorded in the Company’s Consolidated Financial Statements and the amounts included in the Company’s federal and state income tax returns be recognized in the balance sheet. As the Company generally does not file their income tax returns until well after the closing process for the December 31 financial statements is complete, the amounts recorded at December 31 reflect estimates of what the final amounts will be when the actual income tax returns are filed for that fiscal year. In addition, estimates are often required with respect to, among other things, the appropriate state income tax rates to use in the various states that the Company and its subsidiaries are required to file, the potential utilization of operating and capital loss carry-forwards for both federal and state income tax purposes and valuation allowances required, if any, for tax assets that may not be realizable in the future. SFAS No. 109 requires balance sheet classification of current and long-term deferred income tax assets and liabilities based upon the classification of the underlying asset or liability that gives rise to a temporary difference. During 2005 and 2004, the Company increased the valuation allowance for certain deferred tax assets related to net operating loss carry forwards. The increase resulted from a reassessment by management of the timing and likelihood of certain prospective events central to management’s tax planning strategies, consistent with the requirements of SFAS No. 109. The net operating loss carry forwards are long-term in nature and management may reduce the valuation allowance if its assessment of the timing and likelihood of these prospective events changes. The income tax estimates used have historically not resulted in material adjustments to income tax expense in subsequent periods when the estimates are adjusted to the actual filed tax return amounts, although there may be reclassifications between the current and long-term portion of the deferred tax accounts.
The Company is subject to the examinations of its income tax returns by the Internal Revenue Service and other tax authorities. The Company evaluates the likelihood of unfavorable adjustments arising from the examinations and believes adequate provisions have been made in the income tax provision; however, the final determination of certain transactions and tax audits could be materially different than that which is reflected in historical income tax provisions and accruals.
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
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES OF MARKET RISK
Foreign Currency Risk
The Company is exposed to market risk related to foreign currency exchange rates. Portions of revenues in 2005 from the Company’s Portuguese operations were denominated in U.S. dollars and British Pounds. As a result of the weakening of the Euro versus the U.S. dollar during 2005, the Company recorded approximately $0.1 million in foreign exchange gains in 2005. During 2005, the Company did use forward contracts, which are generally three months in duration, to hedge its foreign currency exposures. At December 31, 2005, the Company’s Portuguese operations had no forward contracts outstanding. The Company believes that by the continued use of forward contracts in 2006, the risk of material foreign currency exchange losses is low.
Interest Rate Market Risk
With respect to fluctuating interest rates, the impact on 2005 operating results was not material and the expected impact on 2006 operating results is not anticipated to be material.

The following sensitivity analysis summarizes the potential impact on the Company of additional interest expense resulting from a hypothetical 100 basis point increase in the interest rate indices upon which AMTROL’s floating rate debt instruments are based (000’s):

	Year End
	2005 Exposure	Hypothetical	Effect on
Variable	to Interest	Change in	Amtrol
Rate Debt	Rate Risk	Rate Index	Interest
Revolver	$5,754	100 bps	$58
Term A Loan	3,841	100 bps	38
Term B Loan	19,298	100 bps	192

	$28,893	100 bps	$288

The Company believes that the potential effects of a hypothetical 100-basis point increase in its floating rate debt instruments are not material to cash flows or net loss.
Commodity Risk
The Company is subject to market risk with respect to the pricing of its principal raw materials (steel, rubber, corrugate and paint) and utilities. If prices of these raw materials and utilities were to increase dramatically, the Company might not be able to pass such increases on to its customers and, as a result, gross margins could decline. The Company manages its exposure to commodity pricing risk by continuing to diversify its product mix, strategic buying programs and vendor partnering. At December 31, 2005, the Company had not entered into any derivative financial instruments to manage its exposure to higher prices.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The Financial Statements are included in a separate section beginning on page 37 of this report.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, the Company, under the supervision and with the participation of its management, including its principal executive officer and principal financial officer, performed an evaluation of the Company’s disclosure controls and procedures, as required by Securities Exchange Act Rule 13a-15(e). Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that such disclosure controls and procedures are effective to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to them, particularly during the period for which the periodic reports are being prepared.
Changes in Internal Controls
There have been no changes in internal control over financial reporting that occurred during the fourth quarter of 2005, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
Not applicable.
PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
The following table sets forth certain information regarding each of the directors and executive officers of the Company:

Name	Age	Position
Larry T. Guillemette	50	Chairman of the Board, President, Chief Executive Officer and Director

Joseph L. DePaula	51	Executive Vice President, Chief Financial Officer, Treasurer and Secretary

William Chohfi	57	President – Alfa European Operations

Christopher A. Laus	47	Senior Vice President — Operations

John P. Cashman	65	Director

James A. Stern	55	Director
Larry T. Guillemette became Chairman of the Board, President and Chief Executive Officer in January 2006. Previously, Mr. Guillemette served as Executive Vice President, Chief Financial Officer and Treasurer since August 2000 and as Executive Vice President-Marketing and Business Development since joining the Company in 1998. From 1991 to 1998, Mr. Guillemette was President and Chief Executive Officer of Balcrank Products, Inc.
Joseph L. DePaula became Executive Vice President, Chief Financial Officer, Treasurer and Secretary in January 2006. Previously, Mr. DePaula served as Vice President-Finance & Corporate Controller since April 2001 and became Secretary of the Company in 2005. For the previous five-year period thereto, Mr. DePaula served as Chief Financial Officer of Semi-Alloys Co.
William Chohfi became President – Alfa European Operations in 1997. From 1992 to 1996, he was Managing Director of Comanor, predecessor to Amtrol Alfa, in Portugal. Previous to 1992, Mr. Chohfi held the position of Managing Director of Tupyfort and Chief Financial Officer of Martini & Rossi, both in Brazil.

Christopher A. Laus became Senior Vice President – Operations in July 2003. Mr. Laus joined Amtrol in September 1998 as Vice President of Quality and Reengineering. He previously served in various managerial positions at Abex Friction Products from 1981 to 1998.
John P. Cashman became a Director upon the Merger in November, 1996. In addition, Mr. Cashman served as Chairman of the Board, Chief Executive Officer and President upon the Merger until Mr. Indelicato joined the Company in July 1998. From 1989 until March 1996, Mr. Cashman served as Chairman and Co-Chief Executive Officer of R. P. Scherer Corporation.
James A. Stern became a Director of the Company in 1996. Mr. Stern has been Chairman of Cypress since its formation in April 1994. Prior to joining Cypress, Mr. Stern spent his entire career with Lehman Brothers Inc., most recently as head of the Merchant Banking Group. Mr. Stern is a director of Lear Corporation, WESCO International Inc., Affinia Group Inc., MedPointe Inc. and Club Corp.
Audit Committee Financial Expert
The Finance Committee, which performs similar functions as an audit committee of the Board of Directors, is designated to oversee the financial reporting process of the Board. Until Mr. Spalding’s resignation from the Finance Committee effective December 31, 2005, Mr. Spalding served as the Company’s audit committee financial expert as defined by SEC rules. The Company is currently in the process of finding a replacement for Mr. Spalding.
Code of Ethics
The Company has adopted a Code of Ethics, within the meaning of applicable SEC rules, applicable to its principal executive, financial and accounting officers, or persons performing similar functions. The Company has filed its Code of Ethics as an exhibit to this annual report on Form 10-K.
Compliance with Section 16(a) of the Securities Exchange Act of 1934.
Not applicable
ITEM 11. EXECUTIVE COMPENSATION
The following table summarizes the compensation paid or accrued by the Company to its Chief Executive Officer, its former Chief Executive Officer and the three most highly compensated executive officers other than the Chief Executive Officer who were serving as executive officers at December 31, 2005 and who earned more than $100,000 in salary and bonus in 2005 in each case for services rendered in all capacities to the Company during the three year period ended December 31, 2005 (the “Named Executive Officers”):

Summary Compensation Table

				Long Term
		Annual		Compensation
		Compensation (a)		Awards
				Securities
Name and Principal				Underlying	All Other
Position	Year	Salary (b)	Bonus	Options/SARs	Compensation (c)
Larry T. Guillemette	2005	$207,981	$135,000	—	$12,336
Chairman, President and	2004	194,375	—	—	11,484
Chief Executive Officer (d)	2003	201,945	—	—	11,779

Albert D. Indelicato	2005	430,000	400,000	—	195,995
Former Chairman, President	2004	400,000	—	—	14,900
and Chief Executive Officer (e)	2003	414,231	—	—	71,403

William Chohfi	2005	298,150	62,181	—	49,021
President – Alfa European	2004	296,700	—	—	43,490
Operations	2003	264,653	109,130	—	35,101

Joseph L. DePaula	2005	194,934	100,000	—	19,160
Executive Vice President,	2004	182,654	—	—	18,963
Chief Financial Officer and Treasurer (d)	2003	187,365	—	—	19,237

Christopher A. Laus	2005	179,764	120,000	—	11,391
Senior Vice President –	2004	168,004	—	—	9,131
Operations	2003	172,466	—	—	11,494

(a)	Any perquisites or other personal benefits received from the Company by any of the named executives were substantially less than the reporting thresholds established by the Securities and Exchange Commission (the lesser of $50,000 or 10% of the individual’s cash compensation).

(b)	Includes portion of salary deferred under the Company’s 401(k) Plan.

(c)	Amounts paid in 2005 include the Company’s contributions under the Company’s 401(k) Plan in the amount of $11,221, $11,085, $10,243, and $9,850 for Mssrs. Indelicato, Guillemette, Laus, and DePaula, respectively, premiums paid by the Company with respect to term life and long-term disability insurance purchased for such executive officers in the amount of $1,467, $1,251, $1,148 and $1,210 for Mssrs. Indelicato, Guillemette, Laus and DePaula, respectively and an automobile allowance received by Messrs. Indelicato, Chohfi, and DePaula, respectively, in the amount of $2,813, $14,193, and $8,100, respectively. Messrs. Indelicato and Chohfi received other compensation in the amount of $180,494 and $34,828, respectively in connection with their employment agreements. Mr. Indelicato’s other compensation primarily related to reimbursement of state income taxes.

(d)	Appointed by Board of Directors to these positions effective January 18, 2006. Until that date and for all periods covered by this table, Mr. Guillemette served as the Company’s Executive Vice President, Chief Financial Officer and Treasurer and Mr. DePaula served as the Company’s Vice President – Finance, Corporate Controller and (since 2005) Secretary.

(e)	Resigned effective January 18, 2006.
Option Plans
The following table sets forth certain information regarding currently outstanding options to buy the common stock of Holdings held by the Named Executive Officers as of December 31, 2005.
Aggregated Option/SAR Exercises in Last Fiscal Year and Year-End Option/SAR Values

			Number of
			Securities
			Underlying
			Unexercised
	Number of		Option/SARs at
	Securities		Calendar Year	Value of
	Underlying		End 2005	Unexercised
	Options/SARs		Exercisable/	In-the-Money
Name	Exercised	Value Realized($)	Unexercisable	Options/SAR($)
Larry T. Guillemette	0	0	5,500/0	0/0
Albert D. Indelicato	0	0	15,250/0	0/0
William Chohfi	0	0	2,500/0	0/0
Joseph L. DePaula	0	0	0/0	0/0
Christopher A. Laus	0	0	2,500/0	0/0
Supplemental Retirement Plans
The Company maintains two Supplemental Retirement Plans: Supplemental Retirement Plan I that covers a former officer/director and Supplemental Retirement Plan II that covers two former officers. In the event a participant in either Supplemental Plan dies after retirement, the participant’s beneficiary will receive any remaining benefits which such participant was entitled to receive at the time of the participant’s death.
Employment Agreements and Other Transactions
The Company entered into agreements with three key executives during the first quarter of 2006 that would be triggered in the event of a “Change of Control” or without cause termination of the Named Executive Officers of the Company and certain other facts set forth therein. The three key executives of the Company are Mssrs. Larry T. Guillemette, Chairman of the Board, President, Chief Executive Officer and Director, Joseph L. DePaula, Executive Vice President, Chief Financial Officer, Treasurer and Secretary and Christopher A. Laus, Senior Vice President — Operations. Should a trigger event occur, as defined within the agreements, Mssrs. Guillemette, DePaula and Laus would be eligible to receive compensation equivalent to 36, 24 and nine months salary, respectively, of which one third of such amount was paid upon execution of the agreement. These agreements have been filed as exhibits within this Form 10-K under material contracts.
In addition, AMTROL Holdings Inc. and AMTROL Inc. entered into Indemnification and Advancement of Expenses Agreements (the “Indemnification Agreements”) with two key executives during the first quarter of 2006. The Indemnification Agreements stipulate that AMTROL Holdings Inc. and AMTROL Inc. will indemnify these two key executives to the fullest extent permitted by the General Corporation Law of the State of Delaware (AMTROL Holdings Inc.) and the Rhode Island Business Corporation Act (AMTROL Inc.) should they be or are threatened to be made a party, witness or other participant in any threatened, pending or completed action, suit, proceeding or alternative dispute resolution related to their position or actions as an executive of the above companies. These agreements have been filed as exhibits within this Form 10-K under material contracts.
Directors’ Compensation
The Company has a total of three directors, two of who are non-employees that sit on various committees. For 2005, one non-employee director, Mr. Cashman, was paid $2,500 per meeting attended plus out-of-pocket expenses associated with travel. The remaining non-employee director, Mr. Stern, did not receive any remuneration for any of the meetings attended, except for out-of-pocket travel expenses, given his association to Cypress.
AMTROL Holdings Inc. and AMTROL Inc. entered into Indemnification and Advancement of Expenses Agreements (the “Indemnification Agreements”) with its respective Board of Directors and certain officers during the fourth quarter of 2004. The Indemnification Agreements stipulate that AMTROL Holdings Inc. and AMTROL Inc. will indemnify their respective Board of Directors to the fullest extent permitted by the General Corporation Law of the State of Delaware (AMTROL Holdings Inc.) and the Rhode Island Business Corporation Act (AMTROL Inc.) should they be or are threatened to be made a party, witness or other participant in any threatened, pending or completed action, suit, proceeding or alternative dispute resolution related to their position or actions as a director or officer of the above companies.
Compensation and Benefits Committee
The Compensation and Benefits Committee held one meeting in 2005. Mr. Stern is the current member of this committee. Mr. Spalding was a member of this committee until his resignation in December 2005. This committee has functions that include reviewing the salary system with regard to external competitiveness and reviewing incentive compensation plans to ensure that they continue to be effective incentive and reward systems. The Compensation and Benefits Committee also determines the CEO’s compensation and, if appropriate, approves the CEO’s recommendations with respect to the compensation of executive officers that report to him.
Compensation Committee Interlocks and Insider Participation
No member of the Committee has any interlocking or insider relationship with the Company which is required to be reported under the applicable rules and regulations of the Securities and Exchange Commission.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
The Company is a direct, wholly-owned subsidiary of Holdings Inc. The following table sets forth information with respect to the beneficial ownership of Holdings Inc. common stock or preferred stock as of March 30, 2006 by (i) each person known to the Company to beneficially own more than 5% of Holdings Inc.’s outstanding common stock, (ii) each of the Company’s directors and Named Executive Officers and (iii) all directors and executive officers of the Company as a group. Each share of Holdings Inc. preferred stock is convertible at any time into one share of Holdings Inc. common stock. Unless otherwise indicated below, the persons and entities named in the table have sole voting and investment power with respect to all shares beneficially owned.

	Common Stock		Preferred Stock
	Number
	of	Percentage	Number	Percentage
Name and Address of Beneficial Owner	Shares	of Total	of Shares	of Total
Cypress Merchant Banking Partners L.P.(a) (c) c/o The Cypress Group L.L.C. 65 East 55th Street, 28th Floor New York, NY 10022	847,127	86.6	95,076	93.0

Cypress Offshore Partners L.P. (a) (c) c/o The Cypress Group L.L.C. 65 East 55th Street, 28th Floor New York, NY 10022	43,873	4.5	4,924	4.8

John P. Cashman (b)	40,517	4.1	2,235	2.2
Larry T. Guillemette (b)	6,166	0.6	—	—
Christopher A. Laus	3,200	0.3	—	—
William Chohfi	5,616	0.6
Joseph L. DePaula	—	—	—	—
James A. Stern (a)	—	—	—	—
All directors and executive officers as a group (consisting of 6 persons)	55,499	5.6	2,235	2.2

(a)	Cypress Merchant Banking Partners L.P. and Cypress Offshore Partners L.P. are affiliates of The Cypress Group L.L.C. Mr. Stern is an executive of The Cypress Group L.L.C. and may be deemed to share beneficial ownership of the shares shown as beneficially owned by such Cypress entities. Each of such individuals disclaims beneficial ownership of such shares. See Item 10, “Directors and Executive Officers of the Company.”

(b)	Includes 23,281, 5,500 and 2,500 shares of Common Stock issuable upon exercise of options granted to Messrs. Cashman, Guillemette and Chohfi, respectively.

(c)	Includes 57,046 and 2,954 shares of common stock issuable upon exercise of warrants granted to Cypress Merchant Banking Partners, L.P. and Cypress Offshore Partners, L.P.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          Not applicable.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Audit Fees:
The Company during the years 2004 and 2005 incurred audit fees of $429,000 and $479,600, respectively, by its independent registered accountants, Ernst & Young LLP.
Audit Related Fees:

The Company during the years 2004 and 2005 was billed audit related fees of $16,500 and $17,000, respectively, by its independent registered accountants, Ernst & Young LLP.
Tax Fees:
The Company during the years 2004 and 2005 was billed tax fees of $37,150 and $23,500, respectively, by its independent registered accountants, Ernst & Young LLP.
All Other Fees:
The Company during the years 2004 and 2005 was billed fees for market diligence services of $87,500 and $0, respectively, by its independent registered accountants, Ernst & Young LLP.
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) (1) Financial Statements
The following consolidated financial statements are included in a separate section of this Report commencing on the page numbers specified below:
All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.
(a) (3) Exhibits
     See List of Exhibits, Page 59.

Report of Independent Registered Public Accounting Firm
To the Board of Directors of
AMTROL Inc.
We have audited the accompanying consolidated balance sheets of AMTROL Inc. (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of AMTROL Inc. at December 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
As discussed in Note 1 to the consolidated financial statements, the Company’s significant working capital deficit raises substantial doubt about its ability to continue as a going concern. Management’s plans as to these matters are described in Note 1. The 2005 consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
ERNST & YOUNG LLP
March 23, 2006, except for Note 4, as to
   which the date is March 29, 2006
Providence, Rhode Island

AMTROL INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except share data)
Assets

	December 31
	2004	2005
Current Assets:
Cash and cash equivalents	$12,378	$7,470
Accounts receivable, less allowance for doubtful accounts, credits and returns of $1,049 and $973 in 2004 and 2005, respectively	29,946	37,375
Inventories	30,637	24,895
Tax refund receivable	2,010	1,477
Deferred income taxes — short-term	103	132
Prepaid expenses and other	904	566

Total current assets	75,978	71,915

Property, Plant and Equipment, at cost
Land	4,162	3,197
Buildings and improvements	12,681	11,389
Machinery and equipment	67,608	72,433
Furniture and fixtures	1,491	1,494
Information systems software and other	9,051	8,050

	94,993	96,563

Less: accumulated depreciation and amortization	64,193	67,178

	30,800	29,385

Other Assets:
Goodwill	119,205	119,205
Deferred financing costs	1,920	960
Deferred income taxes — long-term	23	680
Other	314	306

	121,462	121,151

	$228,240	$222,451

Liabilities and Shareholders’ Equity (Deficit)

Current Liabilities:
Current maturities of long-term debt	$2,957	$179,332
Notes payable to banks	10,774	5,611
Accounts payable	23,006	21,117
Accrued volume rebates	4,615	4,650
Accrued expenses	10,158	9,749
Accrued interest	256	226
Accrued income taxes	1,415	641

Total current liabilities	53,181	221,326

Other Noncurrent Liabilities	3,979	6,067

Long-Term Debt, less current maturities	171,300	—

Commitments and Contingencies	—	—
Shareholders’ Equity (Deficit)
Capital stock $.01 par value — authorized 1,000 shares, 100 shares issued	—	—
Additional paid-in capital	99,273	99,273
Accumulated deficit	(105,339)	(107,529)
Accumulated other comprehensive income	5,846	3,314

Total shareholders’ equity (deficit)	(220)	(4,942)

	$228,240	$222,451

The accompanying notes are an integral part of these consolidated financial statements.

AMTROL INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(In thousands)

	Year Ended December 31
	2003	2004	2005
Net sales	$185,046	$198,394	$218,548

Cost of goods sold	144,761	152,136	172,271

Gross profit	40,285	46,258	46,277

Operating expenses:
Selling	11,075	11,267	11,174
General and administrative	15,627	17,038	16,056

Income from operations	13,583	17,953	19,047

Other income (expense):
Interest expense	(19,564)	(21,664)	(22,287)
Interest income	65	152	280
Gain on extinguishment of debt, net	6,760	—	—
Other income (expense), net	(100)	(55)	235

Income (loss) before provision for income taxes	744	(3,614)	(2,725)

Provision (benefit) for income taxes	1,166	9,737	(535)

Loss from continuing operations	(422)	(13,351)	(2,190)

Discontinued operations:
Loss from sale of subsidiary, net	—	(8,093)	—
Loss from discontinued operations, net	(1,310)	(770)	—

Net loss	$(1,732)	$(22,214)	$(2,190)

Consolidated Statements of Comprehensive Income (Loss)
(In thousands)

	Year Ended December 31
	2003	2004	2005
Net loss	$(1,732)	$(22,214)	$(2,190)
Foreign currency translation adjustments	2,800	4,726	(2,532)
Derivative instrument valuation	294	57	—

Comprehensive income (loss)	$1,362	$(17,431)	$(4,722)

The accompanying notes are an integral part of these consolidated financial statements .

AMTROL INC. AND SUBSIDIARIES
Consolidated Statements of Shareholder’s Equity (Deficit)
(In thousands)

				Accumulated
		Additional		Other
	Capital	Paid-in	Accumulated	Comprehensive
	Stock	Capital	Deficit	Income (Loss)
Balance, December 31, 2002	$—	$99,273	$(81,393)	$(2,031)

Net loss	—	—	(1,732)	—
Derivative instrument valuation adjustment	—	—	—	294
Currency translation adjustment	—	—	—	2,800

Balance, December 31, 2003	—	99,273	(83,125)	1,063

Net loss	—	—	(22,214)	—
Derivative instrument valuation adjustment	—	—	—	57
Currency translation adjustment from discontinued operations				(2,483)
Currency translation adjustment	—	—	—	7,209

Balance, December 31, 2004	—	99,273	(105,339)	5,846

Net loss	—	—	(2,190)	—
Currency translation adjustment	—	—	—	(2,532)

Balance, December 31, 2005	$—	$99,273	$(107,529)	$3,314

The accompanying notes are an integral part of these consolidated financial statements.

AMTROL INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31
	2003	2004	2005
Cash Flows Provided by Operating Activities:
Loss from continuing operations	$(422)	$(13,351)	$(2,190)
Loss from discontinued operations	(1,310)	(8,863)	—
Adjustments to reconcile net loss to net cash provided by operating activities -
Depreciation	8,292	7,480	6,477
Amortization	1,452	1,328	960
Deferred income tax provision	—	8,686	(667)
Provision for losses on accounts receivable	77	73	6
Gain on extinguishment of debt, net	(6,760)	—	—
Deferred interest	4,517	6,667	7,479
Changes in operating assets and liabilities:
Accounts receivable, net	1,853	(1,584)	(9,910)
Tax refund receivable	746	(12)	283
Inventory	(769)	(5,386)	4,119
Prepaid expenses and other current assets	365	252	243
Other assets	2,414	612	1,114
Accounts payable	(5,120)	(685)	100
Accrued expenses and other current liabilities	(1,782)	4,529	(718)
Other noncurrent liabilities	658	475	2,307
Net assets of discontinued operations	(967)	7,148	—

Net cash provided by operating activities	3,244	7,369	9,603

Cash Flows Used in Investing Activities:

Proceeds from sale of discontinued business	—	363	—
Capital expenditures	(3,249)	(6,626)	(6,961)
Capital expenditures — discontinued operations	(167)	—	—

Net cash used in investing activities	(3,416)	(6,263)	(6,961)

Cash Flows Provided by (Used in) Financing Activities:
Repayment of long-term debt	(124,276)	(138,879)	(106,962)
Issuance of long-term debt	119,933	135,803	103,849
Repayment of short-term debt	(15,461)	(21,026)	(30,670)
Issuance of short-term debt	16,350	21,663	26,716
Issuance of new senior debt and warrants	15,000	—	—

Net cash provided by (used in) financing activities	11,546	(2,439)	(7,067)

Net increase (decrease) in cash and cash equivalents	11,374	(1,333)	(4,425)

Effect of exchange rate changes on cash and cash equivalents	216	422	(483)

Cash and cash equivalents, beginning of period	1,699	13,289	12,378

Cash and cash equivalents, end of period	$13,289	$12,378	$7,470

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
The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has a significant working capital deficiency that raises substantial doubt about its ability to continue as a going concern. The working capital deficit is a direct result of all of the Company’s North American debt ($179.3 million in principal as of December 31, 2005) maturing in December 2006.
The Company did not include any adjustments to the consolidated financial statements to reflect the possible future effects that may result from the uncertainty of its ability to continue as a going concern. Additionally, there can be no assurances that the Company will be able to recover the value of its recorded assets.
The Company is currently exploring various avenues to recapitalize and/or restructure this debt or the business including the possible sale of all or portions of the business. Given the level of the Company’s debt obligations and current assets, there is a limited opportunity to mitigate the impact of the Company’s working capital deficit by reducing its workforce and/or scaling back on capital and operational expenditures. Accordingly, the Company has recently retained an independent investment banker to explore the possible sale of all or a portion of the business and is currently in the process of assessing the viability of this alternative. In addition, the Company has retained the services of a financial advisor to assist in establishing a strategy to facilitate the recapitalization and/or restructuring of the debt or the business should the sale process not materialize on terms favorable to the Company. However, there can be no assurance that these options will be successful and, if unsuccessful, will cause the Company to default on its debt obligations. If an event of default occurs, the creditors can pursue any available remedy to collect the payment of principal of or interest on the debt, thereby resulting in the Company’s inability to continue as a going concern.
(2) Summary of Significant Accounting Policies
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.

(2) Summary of Significant Accounting Policies (Continued)
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

(2) Summary of Significant Accounting Policies (Continued)
Concentration of Credit Risk
The Company extends credit to almost all its customers on an uncollateralized basis. Concentration of credit and geographic risk with respect to accounts receivable is limited due to the large number of and general dispersion of accounts which constitute the Company’s customer base. The Company periodically performs credit evaluations of its customers. At December 31, 2004 and 2005, there were no customers accounting for greater than ten percent of the Company’s accounts receivable. The Company has not experienced significant credit losses on customers’ accounts.
The Company invests its excess cash in highly liquid short-term investments. The Company has established guidelines that maintain safety and liquidity and reviews these guidelines when economic conditions change. The Company has not experienced any losses on its cash equivalents or short-term investments.
Depreciable Property and Equipment
Property, plant, and equipment are stated on the basis of cost. The Company provides for depreciation by charges to income (computed on the straight-line method) in amounts estimated to depreciate the cost of properties over their estimated useful lives, which generally fall within the following ranges:

Building and improvements	10-40 years
Machinery and equipment	3-12 years
Furniture and fixtures	5-20 years
Other	3-10 years
Leasehold improvements are amortized over the life of the lease or the estimated useful life of the improvement, whichever is shorter.
Interest costs, during the construction period, on borrowings used to finance construction of buildings and related property are included in the cost of the constructed property. As of December 31, 2005, the Company had no capitalized interest.
Inventories
The Company’s inventories are stated at the lower of cost or market including material, labor and manufacturing overhead (see Note 3). The Company records provisions, as appropriate, to write-down obsolete and excess inventory to estimated net realizable value. The process for evaluating obsolete and excess inventory often requires the Company to make subjective judgments and estimates concerning future sales levels, quantities and prices at which such inventory will be able to be sold in the normal course of business. Accelerating the disposal process or incorrect estimates of future sales potentially may cause the actual results to differ from the estimates at the time such inventory is disposed or sold. The Company believes that its procedures for estimating such amounts are reasonable and historically have not resulted in material adjustments in subsequent periods when the estimates are adjusted to the actual amounts.

(2) Summary of Significant Accounting Policies (Continued)
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
As part of the Company’s regular review of its warranty reserve during 2004 and 2005, the Company increased its warranty reserve by $0.7 million and $0.3 million, respectively. The adjustment for 2004 was due to higher steel costs and a higher than anticipated level of warranty returns associated with its limited lifetime products. The adjustment for 2005 was due to higher production costs as a result of increases in raw material prices.
The following table illustrates the changes in the Company’s warranty reserve during 2004 and 2005:
(in thousands)

	2004	2005
Balance, beginning of year	$3,065	$3,662

Warranties issued during year	1,924	2,182

Claims during year	(1,987)	(2,392)

Change in estimate	660	277

Balance, end of year	$3,662	$3,729

Goodwill and Long-Lived Assets
The Company accounts for acquired goodwill and goodwill impairment in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). This pronouncement requires considerable judgment and, where necessary, the Company utilizes appraisals to assist in the Company’s valuation of acquired goodwill and evaluation of goodwill impairment. The Company has selected December 31 as its annual review date and primarily utilizes a combination of market multiple and discounted cash flow approaches, weighted heavier towards the market multiple approach, in order to value the Company’s operating segments required to be tested for impairment by SFAS No. 142.
The market multiples approach utilizes market transactions, ownership interests or securities in public companies to develop valuation measures, such as control premiums, general economic conditions and financial position of similar companies within the same industry, that can be used in the valuation of a business. The Company believes that this approach is reasonable for fair value, given its reliance on quoted market prices in the Company’s manufacturing

(2) Summary of Significant Accounting Policies (Continued)
industry and reflects the Company’s current strategic focus.
The discounted cash flow approach requires that the Company forecast future cash flows of the operating segments and discounts the cash flow stream based upon a weighted average cost of capital that is derived from comparable companies within similar industries. The discounted cash flow calculations also include a terminal value calculation that is based upon an expected long-term growth rate for the applicable operating segment. The Company believes that its procedures for applying the discounted cash flow methodology, including the estimates of future cash flows, the weighted average cost of capital and the long-term growth rate, are reasonable and consistent with market conditions at the time of the valuation.
Based on the Company’s 2005 goodwill impairment review, there is sufficient value in the Company’s net assets to support the recovery of the goodwill. However, as indicated in Note 1, due to a significant working capital deficit, the Company is exploring various avenues to recapitalize and/or restructure the debt or the business including the possible sale of all or portions of the business. If the Company is not successful in these efforts, goodwill impairment charges may result.
In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), the Company evaluated the realizability of other long-lived assets, which primarily consist of property, plant and equipment and definite-lived intangible assets, when indicators of impairment are identified. Once an indicator of impairment is identified, the undiscounted cash flows of the asset group is compared to the carrying value of the asset group. If the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset group, the Company would, if the fair value of the asset group is less than the carrying value, recognize an impairment loss. The Company’s cash flow estimates are based upon historical cash flows, as well as future projected cash flows received from subsidiary management in connection with the annual Company wide planning process, and include a terminal valuation for the applicable subsidiary based upon a multiple of earnings before interest expense, taxes and depreciation and amortization expense (“EBITDA”). The Company estimates the EBITDA multiple by reviewing comparable company information and other industry data. The Company believes that its procedures for estimating gross future cash flows, including the terminal valuation, are reasonable and consistent with current market conditions.
Fair Value of Financial Instruments
In accordance with the requirements of SFAS No. 107, Disclosures About Fair Value of Financial Instruments, the Company has determined the estimated fair value of its financial instruments using appropriate market information and valuation methodologies. Considerable judgment is required to develop the estimates of fair value; thus, the estimates are not necessarily indicative of the amounts that could be realized in a current market exchange. The Company’s financial instruments consist of cash, accounts receivable, accounts payable, senior subordinated notes and bank debt. Based upon information provided by an independent financial advisor, the Company believes that the fair value of the senior subordinated notes is approximately $92 to $96 on a par value of $100. The carrying value of the remaining assets and liabilities is a reasonable estimate of the fair value at December 31, 2005.
Research and Development Expenses
All costs for research and development, which amounted to approximately $0.9 million, $0.8 million, and $1.3 million for the years ended December 31, 2003, 2004, and 2005, respectively, are charged to general and administrative expenses as incurred.

(2) Summary of Significant Accounting Policies (Continued)
Deferred Financing Costs
Deferred financing costs are stated at cost and amortized over the life of the related debt using the effective interest method. Amortization of deferred financing costs is included in interest expense.
Foreign Currency Translation
Assets and liabilities of non-U.S. operations have been translated into United States dollars using the year-end rate of exchange. Shareholders’ equity has been converted using historical rates, and revenues and expenses at the average exchange rates prevailing during the year. The cumulative effect of the resulting translation is reflected as a separate component of shareholders’ equity. $0.6 million and $0.1 million in foreign currency exchange losses were recorded in the Consolidated Statements of Operations during 2003 and 2004, respectively while a foreign currency exchange gain of $0.1 million was recorded during 2005.
During 2004 and 2005, the Company used forward contracts, generally three months in duration, to hedge certain of its foreign currency exposures. The foreign currency exposures relate primarily to its operations in Portugal. A portion of revenues from the Company’s Portuguese operations were denominated in U.S. dollars and British Pounds so as the Euro weakened, the corresponding receivables gained value. At December 31, 2004 and 2005, the Company’s Portuguese operations had no forward contracts outstanding.
The following table illustrates the components of accumulated other comprehensive income:
(in thousands)

	2004	2005
Currency translation adjustment	$5,846	$3,314

Total accumulated other comprehensive income	$5,846	$3,314

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
Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123(R) (revised 2004), Share-Based Payment, which is a revision of SFAS No. 123. SFAS No. 123(R) supersedes APB Opinion No. 25, and amends SFAS No. 95, “Statement of Cash Flows”. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. The new standard will be effective for the Company in the quarter beginning January 1, 2006. The adoption of this standard is not expected to have a material impact on the Company’s overall financial position and results of operations.
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
(3) Inventories
Inventories are stated at the lower of cost (first-in, first-out method) or market and consist of the following at December 31 (in thousands):

	2004	2005
Raw materials and work in process	$18,935	$15,511
Finished goods	11,702	9,384

	$30,637	$24,895

(4) Debt and Notes Payable to Banks
Debt consisted of the following at December 31, (in thousands):

	2004	2005

Revolving credit facility	$5,201	$5,754
Term A loan	5,548	3,841
Term B loan	19,799	19,298
Term C loan	45,860	52,590
Senior subordinated notes, due 2006, 10.625%	97,849	97,849

	174,257	179,332
Less: Current maturities of long-term debt	2,957	179,332

Long-term debt	$171,300	$—

Revolving Credit and Term Loans

The Company is a party to two credit facilities: a $52.5 million senior first-priority secured credit facility arranged by Foothill Capital Corporation (as amended, the “Foothill Facility”) and a $35.0 million senior second-priority secured credit facility (the “Term C Loan Facility”), formerly with affiliates of Cypress. During January 2006, the Term C Loan Facility (other than the warrants issued to Cypress) was purchased by certain funds managed by GSO Capital Partners L.P., an independent third party.
The Foothill Facility provides the Company (i) a term loan facility consisting of a five-year Term A Loan maturing in December 2006, with an outstanding principal amount of $3.8 million at December 31, 2005, bearing cash interest at Wells Fargo Reference Rate (approximating the prime rate) plus 0.75% (8.00% at December 31, 2005), and a five-year Term B Loan maturing December 2006, with an outstanding principal amount of $19.3 million as of December 31, 2005, bearing cash interest at the Wells Fargo Reference Rate plus 3.5%, and paid-in-kind (“PIK”) interest at 3.5% (14.25% at December 31, 2005) (collectively the “Term Loans”) and (ii) a five-year Revolving Credit Facility maturing December 2006, bearing interest at Wells Fargo Reference Rate plus 0.5% (7.75% at December 31, 2005), providing the lesser of (a) $30.0 million less the aggregate outstanding principal amount of the Term A Loan less letter of credit usage and (b) borrowing base less letter of credit usage. At December 31, 2005, total availability and aggregate borrowings under the Revolving Credit Facility were $10.1 million and $5.8 million, respectively.
On March 29, 2006, the Company amended its Foothill Facility by entering into the Third Amendment to Loan and Security Agreement (the “Foothill Third Amendment”). The material provisions of the Foothill Third Amendment were: (a) to allow letter of credit usage to increase by $2.0 million to a maximum of $5.0 million, with no more than $2.15 million used to support payments under retention agreements with Company executives, which agreements are described in Item 11 of this Form 10-K; (b) to establish North American EBITDA and consolidated EBITDA requirements for quarterly periods in fiscal 2006 that are higher than the minimum levels contained in the First Amendment; and (c) to clarify that the explanatory paragraph relating to the Company’s ability to continue as a going concern in its independent auditor’s opinion with respect to the year ended December 31, 2005, does not violate the facility’s covenants. The Foothill Third Amendment has been filed as an exhibit to this Form 10-K.
On December 22, 2004, the Company amended its Foothill Facility by entering into the Second Amendment to Loan and Security Agreement (the “Foothill Second Amendment”). This Foothill Second Amendment extended the maturity date of the Term B Loan to December 21, 2006. The Foothill Second Amendment did not affect the maturity dates of the Revolving Credit Facility, Term A Loan or the Term C Loan Facility and did not revise any covenants.
Upon execution of the First Amendment and Second Amendment, the Company was required per EITF 96-19, Debtor’s Accounting for a Modification or Exchange of Debt Instruments, to record a loss of $0.5 million on extinguishment of debt for unamortized costs associated with the original Term B Loan and any bank related fees in relation to the recent Amendments.
The Term C Loan Facility consists of term loans totaling $35.0 million. The Term C Loan Facility, with an outstanding principal amount of $52.6 million (which includes PIK interest of $17.6 million) as of December 31, 2005, has a maturity date of December 26, 2006, and bears PIK interest fixed at 12% per annum paid quarterly, which at the lenders option can be paid in common stock of the Company. In addition, 60,000 warrants with an exercise price of $0.01 were issued to Cypress under the Term C Loan Facility. The Company expects that the effective interest rate will be greater than 12% given the additional interest expense associated with the warrants. During January 2006, the Term C Loan Facility (other than the warrants described above) was purchased by certain funds managed by GSO Capital Partners L.P., an independent third party.
The Foothill Facility and the Term C Loan Facility contain certain affirmative and negative covenants and restrictions, such as EBITDA and Fixed Charges Ratio on a North America and Worldwide basis. As of December 31, 2005, the Company was in compliance with the various covenants of the Foothill Facility and the Term C Loan Facility.
Senior Subordinated Notes
The Company has $97.8 million of Senior Subordinated Notes due 2006 (the “Notes”), which are unsecured obligations of the Company and bear interest at a rate of 10.625% per annum payable semi-annually on June 30 and December 31.
The Notes are redeemable at the option of the Company on or after December 31, 2004, in whole or in part, at par. Upon a “Change of Control” (as defined in the Indenture), each Note holder has the right to require the Company to repurchase such holder’s Notes at a purchase price of 101% of the principal amount plus accrued interest. The Indenture contains certain affirmative and negative covenants and restrictions. As of December 31, 2005, the Company was in compliance with the various covenants of the Notes.
In 2003, the Company purchased from Cypress a portion of the Notes with a face value of $17.2 million. The purchase was facilitated through Cypress and financed through the issuance of additional Term C Loan debt of $10.0 million, which is included in the $52.6 million principal amount of the Term C Loan Facility at December 31, 2005. The extinguishment resulted in a gain of $7.2 million that is included in the Company’s Consolidated Statement of Operations. The Company and/or affiliates of the Company, including entities related to Cypress may continue, from time to time, to purchase the Notes previously issued by the Company in the open market or by other means.
Short-Term Debt
AMTROL ALFA, a wholly-owned subsidiary, has available revolving credit facilities with local banks providing for short-term working capital loans of up to the equivalent of approximately $14.0 million. Borrowings under these agreements accrue interest at the three month EURIBOR rate plus a premium ranging from 1.00% to 1.50% (3.49% — 3.99% at December 31, 2005). The balance outstanding at December 31, 2004 and 2005 was approximately $10.8 million and $5.6 million, respectively.
Worldwide cash interest payments amounted to approximately $13.7 million, $13.9 million, and $13.9 million for the years ended December 31, 2003, 2004 and 2005, respectively.
(5) Income Taxes
     The components of income (loss) before income taxes are as follows (in thousands):

	Year Ended December 31,
	2003	2004	2005
US	$114	$(5,689)	$(6,965)
Foreign	630	2,075	4,240

	$744	$(3,614)	$(2,725)

The components of the provision (benefit) for income taxes are as follows (in thousands):

	Year Ended December 31,
	2003	2004	2005
Current:
Federal	$40	$—	$—
State	75	150	85
Foreign	1,051	901	47

	1,166	1,051	132

Deferred:
Federal	—	8,812	—
Foreign	—	(126)	(667)

	—	8,686	(667)

Provision (benefit)	$1,166	$9,737	$(535)

     The income tax rate reconciliation of the difference between actual and statutory effective tax rates for continuing operations is as follows:

	December 31,
	2003	2004	2005
Provision (benefit) for income taxes at the Federal statutory rate	$252	$(1,228)	$(926)

State taxes, net of federal tax	50	90	56

Foreign taxes rate differential	397	(391)	(180)

Increase (decrease) in U.S. valuation allowance	(11)	8,060	2,370

Other taxes	602	327	198

Change in tax contingency reserves	—	2,637	(2,272)

Other, net	(124)	242	219

Recorded provision (benefit)	$1,166	$9,737	$(535)

Significant items giving rise to deferred tax assets (liabilities) are as follows (in thousands):

	December 31,
	2004	2005
Deferred Income Taxes short-term
Allowance for doubtful accounts	$153	$152
Inventory	878	1,033
Accrued liabilities and other	1,676	880
Valuation allowance	(2,604)	(1,933)

	$103	$132

	2004	2005
Deferred Income Taxes long-term
Net operating loss carryforward	$12,390	$15,761
Capital loss carryforward	—	2,609
Property, plant and equipment	(1,998)	(2,104)
Warranty reserves	772	1,278
Deferred compensation	434	371
Other	355	286
Valuation allowance	(11,930)	(17,521)

	$23	$680

The Company has provided a full valuation allowance against its US net deferred tax assets, which are primarily net operating loss carryforwards. The provision of such valuation allowance results from an assessment by management of the timing and likelihood of certain prospective events central to management’s tax planning strategies, consistent with the requirements of SFAS No. 109. The net operating loss carryforwards are long-term in nature and management may reduce the valuation allowance if its assessment of the timing and likelihood of these prospective events changes. The increase in the valuation allowance is principally due to losses incurred in the Company’s North America segment based upon the Company’s assessment that it was not more likely than not that these tax assets would be realized.
Cash paid for income taxes amounted to $1.1 million, $0.7 million, and $0.1 million for the years ended December 31, 2003, 2004 and 2005, respectively. At December 31, 2005, the Company had federal and state net operating loss carryforwards in the United States of approximately $36.4 million and $16.0 million, respectively, expiring in 2012 through 2025.
The benefit from income taxes for the year ended December 31, 2005 included a $2.6 million reversal of income tax accruals recorded in prior years. This accrual related to tax matters that, based upon additional information obtained during the fourth quarter, was no longer necessary. The reversal was recorded in the fourth quarter of 2005. Offsetting this reversal was a $0.4 million tax reserve provided in the fourth quarter related to foreign withholding taxes.
It is the Company’s policy that no U.S. taxes are provided on undistributed earnings of wholly- owned foreign subsidiaries because substantially all such earnings are expected to be indefinitely reinvested.

(6) Pension and Profit Sharing Plans
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
Company contributions to the 401(k) plan totaled approximately $0.8 million for each of the years ended December 31, 2003, 2004 and 2005.
(7) Lease Commitments
The Company leases certain plant facilities and equipment. Total rental expenses charged to operations approximated $1.3 million, $1.3 million and $1.4 million for the years ended December 31, 2003, 2004 and 2005, respectively. Minimum rental commitments under all non-cancelable operating leases are as follows (in thousands):

2006	$1,088
2007	860
2008	328
2009	121
2010	14

$2,411

Certain of the leases provide for renewal options.
(8) Intangible Assets
Intangible assets consist of patents and trademarks and are amortized on a straight-line basis over an estimated useful life of 5 years. Amortization of intangible assets amounted to $0.1 million, $0.4 million and $0.1 million for the years ended December 31, 2003, 2004 and 2005, respectively. These assets are included as part of Other Assets – Other on the Company’s Consolidated Balance Sheets. The table that follows presents the Company’s intangible assets as of December 31, 2005 and 2004:

(in thousands)

	Gross Carrying	Accumulated	Net Intangible
	Amount	Amortization	Assets
December 31, 2005

Patents	$733	$(666)	$67
Trademarks	104	(82)	22

	$837	$(748)	$89

December 31, 2004

Patents	$697	$(609)	$88
Trademarks	97	(65)	32

	$794	$(674)	$120

As of December 31, 2005, the estimated annual intangible asset amortization expense for each of the succeeding five years aggregates $0.1 million as follows:

Year Ended	Annual Amortizaton
December 31,	Expense
2006	$47
2007	21
2008	12
2009	9
(9) Commitments and Contingencies
At December 31, 2005, the Foothill Agreement contained a sublimit to support the issuance of letters of credit in the amount of $3.0 million. At December 31, 2005, letters of credit outstanding amounted to $2.5 million. On March 29, 2006, the Company entered into the Foothill Third Amendment which increased the sublimit from $3.0 million to $5.0 million with certain limitations. Refer to Note 4 for additional details.
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
(10) Stock Plans
Certain key employees and directors have been granted options to purchase common shares of the Company’s parent, Holdings Inc., under the AMTROL Holdings 1997 Incentive Stock Plan (the “Plan”). The Plan included both time vesting and performance-based vesting options. The options which vest over time are subject to fixed plan accounting under APB 25. Under fixed plan accounting, compensation is measured as the intrinsic value of the option at date of grant. The performance-based options expired because the performance measure was not met.
As of December 31, 2005, options to purchase 62,551 shares under the Plan were outstanding. The outstanding options, which have a life of ten years and an exercise price of $100, are exercisable immediately, provided that purchased shares are subject to repurchase by Holdings at fair market value until such shares vest under certain circumstances.
The Company applies APB Opinion No. 25 to account for its stock option plans. Accordingly, pursuant to the terms of the Plan, no compensation cost related to the issuance of stock options has been recognized in the Company’s financial statements. During 2003, 2004 and 2005, no options were granted or vested under this plan.
(11) Business Segment Information
AMTROL’s reportable segments are delineated geographically. In addition to the geographic delineation, the segments are managed separately because of their different product offerings, markets served and cost structures.
The Company’s North American segment operates manufacturing facilities in Rhode Island, Kentucky, Maryland and Ohio, and operates a distribution facility in Ontario, Canada. This segment manufactures and markets products used principally in flow control, storage, heating and other treatment of fluids in the water system, HVAC and refrigerant cylinder markets. These products are marketed throughout the world but primarily in North America, Western Europe and Asia.
The Company’s Europe segment includes its facilities in Guimaraes, Portugal, and Swarzedz, Poland. The Guimaraes facility manufactures returnable and non-returnable steel, hybrid and composite gas cylinders for storing and dispensing of cooking, heating and refrigerant gases that are marketed worldwide. The Swarzedz facility refurbishes gas cylinders.
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

     The following represents the reconciliation of EBITDA to a recognized Generally Accepted Accounting Principles (“GAAP”) measure.

	Year Ended December 31,
	2003	2004	2005
Loss from continuing operations	$(422)	$(13,351)	$(2,190)
Interest expense	19,564	21,664	22,287
Depreciation	8,292	7,480	6,477
Income taxes	1,166	9,737	(535)
Gain on extinguishment of debt	(6,760)	—	—

EBITDA	$21,840	$25,530	$26,039

	2003	2004	2005
Net Sales to external customers
North America US
US
Water technologies	$86,483	$97,865	$99,087
Cylinders	23,927	22,662	25,422
Other			—
Water technologies	6,700	7,307	7,779
Europe
Portugal
Cylinders	65,988	69,267	84,893
Other
Cylinders	1,948	1,293	1,367

Consolidated	$185,046	$198,394	$218,548

Income from operations
North America	$12,371	$15,185	$14,435
Europe	1,212	2,768	4,612

Consolidated	$13,583	$17,953	$19,047

EBITDA
North America	$17,434	$20,060	$18,453
Europe	4,406	5,470	7,586

Consolidated	$21,840	$25,530	$26,039

Long-Lived assets
North America
US	$115,819	$114,859	$113,430
Other	10	9	11
Europe
Portugal	31,999	33,127	33,569
Other	1,888	2,010	1,580

Consolidated	$149,716	$150,005	$148,590

(12) Discontinued Operations
The Company, on February 27, 2004, completed the sale of the stock of AMTROL Holdings GmbH (“Holdings”) to DTT NOVA Beteiligungen GmbH & Co. KG (“DTT”) for 300,000 Euros or $363,000. Holdings’ principal subsidiary is AMTROL Nova GmbH & Co. KG, a German-based manufacturer of indirect fired water heaters. DTT is a German-based company that operates as a manufacturer of water heaters.

Holdings’ results of operations were included within the Company’s Europe segment. The Company has treated the sale of Holdings as a discontinued operation; accordingly the results of operations of Holdings are excluded from continuing operations for all periods presented. There was no interest expense allocated to this discontinued operation.
     The following table illustrates the net loss recorded on sale of Holdings:

Net assets of Holdings at 2/27/04	$5,973
Net proceeds	(363)

Net loss prior to write-off of currency translation adjustment	5,610
Loss resulting from write-off of currency translation adjustment	2,483

Net loss recorded on sale of Holdings	$8,093

The following table illustrates Holdings’ net sales and pre-tax loss for each of the periods presented (in thousands):

	Year Ended December 31,
	2003	2004	2005
Net sales	$11,111	$1,871	$—

Pre-tax loss	(1,310)	(770)	—
Item 15(a)(2) SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
(in thousands)

	Balance at
	Beginning of			Adjustments/	Balance at End
Consolidated	Period	Provision	Recoveries	Write-Offs	of Period
Year ended December 31, 2003 Allowance for doubtful accounts	$1,075	$77	$44	$—	$1,196

Year ended December 31, 2004 Allowance for doubtful accounts	1,196	73	—	(220)	1,049

Year ended December 31, 2005 Allowance for doubtful accounts	1,049	6	—	(82)	973

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in West Warwick, Rhode Island, on the 31st day of March 2006.

AMTROL Inc.

By:	/s/ Joseph L. DePaula Joseph L. DePaula
Chief Financial Officer

Date:	March 31, 2006

Pursuant to the requirements of the Securities Act of 1934, this Form 10-K has been signed by the following persons in the capacities and on the date indicated.

Signature	Title	Date
/s/ Larry T. Guillemette	Chairman of the Board, President,	March 31, 2006
Larry T. Guillemette	Chief Executive Officer and Director
(Principal Executive Officer)

/s/ Joseph L. DePaula Joseph L. DePaula	Exec. Vice President, Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)	March 31, 2006

/s/ John P. Cashman John P. Cashman	Director	March 31, 2006

/s/ James A. Stern James A. Stern	Director	March 31, 2006

EXHIBIT INDEX

Exhibit #	Document Description
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

10.13.3
Second Amendment to Loan and Security Agreement dated December 22, 2004 among Amtrol Holdings, Inc., Amtrol Inc., WaterSoft Inc., Amtrol Canada LTD, and Wells Fargo Foothill, Inc. (incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004).

10.13.4	Third Amendment to Loan and Security Agreement dated March 29, 2006 among Amtrol Holdings, Inc., Amtrol Inc., WaterSoft Inc., Amtrol Canada LTD, and Wells Fargo Foothill, Inc.

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

10.18
Change of Control Agreement dated October 29, 2004 among Amtrol Holdings Inc. and Albert D. Indelicato.* (incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004).

10.19	Retention and Change of Control Agreement dated January 18, 2006 among Amtrol Holdings Inc., Amtrol Inc. and Larry T. Guillemette.*

10.20	Retention and Change of Control Agreement dated January 18, 2006 among Amtrol Holdings Inc. and Amtrol Inc. and Joseph DePaula.*

10.21	Retention and Change of Control Agreement dated January 18, 2006 among Amtrol Holdings Inc., Amtrol Inc. and Christopher A. Laus.*

10.22	Form of Indemnification Agreement dated February 2, 2006 among Amtrol Inc and Larry T. Guillemette.*

10.23	Form of Indemnification Agreement dated February 2, 2006 among Amtrol Holdings Inc and Larry T. Guillemette.*

10.24	Form of Indemnification Agreement dated February 2, 2006 among Amtrol Inc and Joseph L. DePaula.*

10.25	Form of Indemnification Agreement dated February 2, 2006 among Amtrol Holdings Inc and Joseph L. DePaula.*

10.26
Form of Indemnification Agreement entered into between Amtrol Inc and each member of the Board of Directors and certain executives (incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004).

10.27
Form of Indemnification Agreement entered into between Amtrol Holdings Inc and each member of the Board of Directors and certain executives (incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004).

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