Form 10-Q
period 2006-04-01
AMTROL INC /RI/
filed 2006-05-15
CIK 853547

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 1, 2006
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
Registrant’s telephone number, including area code: (401) 884-6300
Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (as defined in Rule 12b-2 of the Act).
Large Accelerated Filer ☐          Accelerated Filer ☐          Non-accelerated Filer ☑
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: $.01 Par Value: 100 shares of Common stock as of May 15, 2006.

AMTROL INC. AND SUBSIDIARIES
FORM 10-Q FOR THE QUARTER ENDED APRIL 1, 2006

AMTROL INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited — In thousands)

	April 1,	December 31,
	2006	2005
Assets
Current assets:
Cash and cash equivalents	$9,339	$7,470
Accounts receivable, less allowance for doubtful accounts, credits and returns	37,079	37,375
Inventories	27,726	24,895
Tax refund receivable	1,910	1,477
Deferred income taxes — short-term	132	132
Prepaid expenses and other	3,431	566

Total current assets	79,617	71,915

Property, plant and equipment, net	28,618	29,385
Other assets:
Goodwill	119,205	119,205
Deferred financing costs	710	960
Deferred income taxes — long-term	680	680
Other	440	306

Total other assets	121,035	121,151

	$229,270	$222,451

Liabilities and Shareholders’ Equity

Current liabilities:
Current maturities of long-term debt	$184,085	$179,332
Notes payable to banks	3,100	5,611
Accounts payable	26,249	21,117
Accrued volume rebates	1,450	4,650
Accrued expenses	10,710	9,749
Accrued interest	2,870	226
Accrued income taxes	1,268	641

Total current liabilities	229,732	221,326

Other noncurrent liabilities	6,070	6,067

Shareholders’ Deficit:
Capital stock $.01 par value — authorized 1,000 shares, 100 shares issued	—	—
Additional paid-in capital	99,273	99,273
Accumulated deficit	(109,613)	(107,529)
Accumulated other comprehensive income	3,808	3,314

Total shareholders’ deficit	(6,532)	(4,942)

	$229,270	$222,451

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMTROL INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited — in thousands)

	Quarter Ended
	April 1,	April 2,
	2006	2005
Net sales	$56,732	$54,990

Cost of goods sold	45,663	43,699

Gross profit	11,069	11,291

Operating expenses:
Selling, general and administrative	7,005	7,137

Income from operations	4,064	4,154

Other income (expense):

Interest expense	(5,694)	(5,536)
Interest income	145	43
Other, net	(37)	70

Loss before provision for income taxes	(1,522)	(1,269)

Provision for income taxes	562	258

Net loss	$(2,084)	$(1,527)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMTROL INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Shareholders’ Equity (Deficit)
(Unaudited — in thousands)
Quarter Ended April 1, 2006

				Accumulated Other
		Additional Paid-	Accumulated	Comprehensive	Comprehensive
	Common Stock	in Capital	Deficit	Income	Income/(Loss)
Balance, December 31, 2005	$—	$99,273	$(107,529)	$3,314	$—

Net loss	—	—	(2,084)	—	(2,084)
Currency translation adjustment	—	—	—	494	494

Balance, April 1, 2006	$—	$99,273	$(109,613)	$3,808	$(1,590)

Quarter Ended April 2, 2005

				Accumulated Other
		Additional Paid-	Accumulated	Comprehensive	Comprehensive
	Common Stock	in Capital	Deficit	Income/(Loss)	Income
Balance, December 31, 2004	$—	$99,273	$(105,339)	$5,846	$—

Net loss	—	—	(1,527)	—	(1,527)
Currency translation adjustment	—	—	—	(970)	(970)

Balance, April 2, 2005	$—	$99,273	$(106,866)	$4,876	$(2,497)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMTROL INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited — in thousands)

	Quarter Ended
	April 1,	April 2,
	2006	2005
Cash Flows Provided by (Used in) Operating Activities:
Net loss	$(2,084)	$(1,527)
Adjustments to reconcile net loss to net cash
Depreciation and amortization	2,215	1,953
Provision for losses on accounts receivable	17	17
Deferred interest	1,780	1,594
Changes in operating assets and liabilities	786	(6,834)

Net cash provided by (used in) operating activities	2,714	(4,797)

Cash Flows Used in Investing Activities:
Capital expenditures	(1,029)	(1,629)

Net cash used in investing activities	(1,029)	(1,629)

Cash Flows Provided by (Used in) Financing Activities:
Repayment of debt	(20,963)	(37,702)
Issuance of debt	21,132	38,084

Net cash provided by financing activities	169	382

Net increase (decrease) in cash and cash equivalents	1,854	(6,044)

Effect of exchange rate changes on cash and cash equivalents	15	(175)

Cash and cash equivalents, beginning of period	7,470	12,378

Cash and cash equivalents, end of period	$9,339	$6,159

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
In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly, in accordance with U.S. generally accepted accounting principles, the financial position, results of operations and cash flows of the Company for the interim periods presented. Such adjustments consisted of only normal recurring items. The results of operations for the interim periods shown in this report are not necessarily indicative of results for any future interim period or for the entire year. These condensed consolidated financial statements do not include all disclosures associated with annual consolidated financial statements and accordingly should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K.
The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has a significant working capital deficiency that raises substantial doubt about its ability to continue as a going concern. The working capital deficit is a direct result of all of the Company’s North American debt ($179.3 million in principal as of April 1, 2006) maturing in December 2006. Management’s plans to address this uncertainty are described below.
The Company did not include any adjustments to the condensed consolidated financial statements to reflect the possible future effects that may result from the uncertainty of its ability to continue as a going concern. Additionally, there can be no assurances that the Company will be able to recover the value of its recorded assets.
The Company is currently exploring various avenues to recapitalize and/or restructure its debt or the business including the possible sale of all or portions of the business. Given the level of the Company’s debt obligations and current assets, there is a limited opportunity to mitigate the impact of the Company’s working capital deficit by reducing its workforce and/or scaling back on capital and operational expenditures. Accordingly, the Company has retained an independent investment banker to explore the possible sale of all or a portion of the business and is currently in the process of assessing the viability of this alternative. In addition, the Company has retained the services of a financial advisor to assist in establishing a strategy to facilitate the recapitalization and/or restructuring of the debt or the business should the sale process not materialize on terms favorable to the Company. However, there can be no assurance that these options will be successful and, if unsuccessful, the Company may be forced to default on its debt obligations. If an event of default occurs, the creditors can pursue any available remedy to collect the payment of principal of or interest on the debt, thereby resulting in the Company’s inability to continue as a going concern.
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
Concentration of Credit Risk
The Company extends credit to almost all its customers on an uncollateralized basis. Concentration of credit and geographic risk with respect to accounts receivable is limited due to the large number of and general dispersion of accounts, which constitute the Company’s customer base. The Company periodically performs credit evaluations of its customers. At April 1, 2006 and April 2, 2005, there were no customers accounting for greater than ten percent of the Company’s accounts receivable. The Company has not experienced significant credit losses on customers’ accounts.
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
Inventories
The Company’s inventories are stated at the lower of cost or market including material, labor and manufacturing overhead (see Note 5). The Company records provisions, as appropriate, to write-down obsolete and excess inventory to estimated net realizable value. The process for evaluating obsolete and excess inventory often requires the Company to make subjective judgments and estimates concerning future sales levels, quantities and prices at which such inventory will be able to be sold in the normal course of business. Accelerating the disposal process or incorrect estimates of future sales potential may cause the actual results to differ from the estimates at the time such inventory is disposed or sold. The Company believes that its procedures for estimating such amounts are reasonable and historically have not resulted in material adjustments in subsequent periods when the estimates are adjusted to the actual amounts.
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
The following chart illustrates the changes in the Company’s warranty reserve for the periods presented:

	Three Months Ended	Year Ended
	April 1,	December 31,
(in thousands)	2006	2005
Balance, beginning of period	$3,729	$3,662
Warranties issued during the period	787	2,182
Claims during the period	(781)	(2,392)
Change in estimate	—	277

Balance, end of period	$3,735	$3,729

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
Fair values are established using a combination of market multiple and discounted cash flow approaches, weighted more heavily towards the market multiple approach. The market multiples approach utilizes market transactions, ownership interests or securities in public companies to develop valuation measures, such as control premiums, general economic conditions and financial position of similar companies within the same industry, that can be used in the valuation of a business. The Company believes that this approach is reasonable for fair value, given its reliance on quoted market prices in the Company’s manufacturing industry and reflects the Company’s current strategic focus.
The determination of discounted cash flows is based on the Company’s strategic plans and long-range forecasts. The revenue growth rates included in the forecasts are the Company’s best estimates based on current and anticipated market conditions, and the profit margin assumptions are projected based on the current and anticipated costs structures.
In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), the Company evaluates the realizability of other long-lived assets, which primarily consist of property, plant and equipment and definite-lived intangible assets, when indicators of impairment are identified. Once an indicator of impairment is identified, the undiscounted cash flows of the asset group is compared to the carrying value of the asset group. If the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset group, the Company would, if the fair value of the asset group is less than the carrying value, recognize an impairment loss. The Company’s cash flow estimates are based upon historical cash flows, as well as future projected cash flows received from subsidiary management in connection with the annual Company wide planning process, and include a terminal valuation for the applicable subsidiary based upon a multiple of earnings before interest expense, taxes and depreciation and amortization expense (“EBITDA”). The Company estimates the EBITDA multiple by reviewing comparable company information and other industry data. The Company believes that its procedures for estimating gross future cash flows, including the terminal valuation, are reasonable and consistent with current market conditions.
Deferred Financing Costs
Deferred financing costs are stated at cost and amortized over the life of the related debt using the effective interest method. Amortization of deferred financing costs is included as part of interest expense.
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
During the current quarter, the Company used forward contracts, generally three months in duration, to hedge its foreign currency exposures. The foreign currency exposures relate primarily to its operations in Portugal. A portion of revenues from the Company’s Portuguese operations were denominated in U.S. dollars and British Pounds so as the Euro changed, the corresponding value of these receivables also changed. At April 1, 2006, the Company’s Portuguese operations had no forward contracts outstanding.
Recent Accounting Pronouncements
In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS No. 154”), which replaces APB Opinion No. 120, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS No. 154 changes the requirements for accounting and reporting a change in accounting principle, and applies to all voluntary changes in accounting principles, as well as changes required by an accounting pronouncement in the unusual instance it does not include specific transition provisions. Specifically, SFAS No. 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the effects of the change, the new accounting principle must be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and a corresponding adjustment must be made to the opening balance of retained earnings for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of the change, the new principle must be applied as if it were adopted prospectively from the earliest date practicable. For the Company, SFAS No. 154 was effective for accounting changes and corrections of errors subsequent to January 1, 2006. SFAS No. 154 does not change the transition provisions of any existing pronouncements. The adoption of this Statement did not have a significant impact on the condensed consolidated statement of operations or financial position of the Company.

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
The Foothill Facility provides the Company (i) a term loan facility consisting of a five-year Term A Loan maturing December 2006, with an outstanding principal amount of $3.4 million at April 1, 2006, bearing cash interest at Wells Fargo Reference Rate (approximating the prime rate) plus 0.75% (8.50% at April 1, 2006), and a four-year Term B Loan maturing December 2006, with an outstanding principal amount of $19.1 million as of April 1, 2006, bearing cash interest at the Wells Fargo Reference Rate plus 3.5%, and Paid-In-Kind (“PIK”) interest at 3.5% (14.75% at April 1, 2006) (collectively the “Term Loans”) and (ii) a five-year Revolving Credit Facility maturing December 2006, bearing interest at Wells Fargo Reference Rate plus 0.5% (8.25% at April 1, 2006), providing the lesser of (a) $30.0 million less the aggregate outstanding principal amount of the Term A Loan less letter of credit usage and (b) borrowing base less letter of credit usage. At April 1, 2006, total availability and aggregate borrowings under the Revolving Credit Facility were $13.5 million and $9.1 million, respectively.
On March 29, 2006, the Company amended its Foothill Facility by entering into the Third Amendment to Loan and Security Agreement (the “Foothill Third Amendment”). The material provisions of the Foothill Third Amendment were: (a) to allow letter of credit usage to increase by $2.0 million to a maximum of $5.0 million, with no more than $2.15 million used to support payments under retention agreements with Company executives, which agreements are described in Part III, Item 11 of its Annual Report on Form 10-K for the year ended December 31, 2005; (b) to establish North American EBITDA and consolidated EBITDA requirements for quarterly periods in fiscal 2006 that are higher than the minimum levels contained in the First Amendment; and (c) to clarify that the explanatory paragraph relating to the Company’s ability to continue as a going concern in its registered public accounting firm’s opinion with respect to the year ended December 31, 2005 financial statements, did not violate the Foothill Facility’s covenants.
The Term C Loan Facility consists of term loans originally totaling $35.0 million. The Term C Loan Facility, with an outstanding principal amount of $54.4 million (which includes PIK interest of $19.4 million) as of April 1, 2006, has a maturity date of December 26, 2006, and bears PIK interest fixed at 12% per annum paid quarterly, which at the lender’s option can be paid in common stock of the Company. In addition, 60,000 warrants with an exercise price of $0.01 were issued to Cypress under the Term C Loan Facility. The Company expects that the effective interest rate will be greater than 12% given the additional interest expense associated with the warrants. During January 2006, the Term C Loan Facility (other than the warrants described above) was purchased by certain funds managed by GSO Capital Partners L.P., an independent third party.
The Foothill Facility and the Term C Loan Facility contain certain affirmative and negative covenants and restrictions, such as EBITDA and Fixed Charges Ratio on a North American and Worldwide basis. As of April 1, 2006, the Company was in compliance with the various covenants of the Foothill Facility and the Term C Loan Facility.

Senior Subordinated Notes
The Company has $97.8 million of Senior Subordinated Notes due 2006 (the “Notes”), which are unsecured obligations of the Company and bear interest at a rate of 10.625% per annum payable semi-annually on June 30 and December 31. The Notes mature on December 31, 2006.
The Notes are redeemable at the option of the Company on or after December 31, 2005, in whole or in part, at par. Upon a “Change of Control” (as defined in the Indenture), each Note holder has the right to require the Company to repurchase such holder’s Notes at a purchase price of 101% of the principal amount plus accrued interest. The Indenture contains certain affirmative and negative covenants and restrictions. As of April 1, 2006, the Company was in compliance with the various covenants of the Notes.
5. Inventories
Inventories are stated at the lower of cost or market and were as follows (in thousands):

	April 1,	December 31,
	2006	2005
Raw materials and work in process	$15,304	$15,511
Finished goods	12,422	9,384

	$27,726	$24,895

6. Provision for Income Taxes
The effective income tax rates used in the interim condensed consolidated financial statements are estimates of the full year’s rates. The Company has provided a full valuation allowance against its US net deferred tax assets, which are primarily net operating loss carry forwards. The provision of such valuation allowance results from an assessment by management of the timing and likelihood of certain prospective events central to management’s tax planning strategies, consistent with the requirements of SFAS No. 109. The net operating loss carryforwards are long-term in nature and management may reduce the valuation allowance if its assessment of the timing and likelihood of these prospective events changes. The increase in the valuation allowance is principally due to losses incurred in the Company’s North America segment based upon the Company’s assessment that it was not more likely than not that these tax assets would be realized.
It is the Company’s policy that no US taxes are provided on undistributed earnings of wholly owned foreign subsidiaries because substantially all of such earnings are expected to be indefinitely reinvested.
7. Business Segment Information
AMTROL’s reportable segments are delineated geographically. In addition to the geographic delineation, the segments are managed separately because of their different product offerings, markets served and cost structures.
The Company’s North America segment operates manufacturing facilities in Rhode Island, Kentucky, Maryland and Ohio, and operates a distribution facility in Ontario, Canada. This segment manufactures and markets products used principally in flow control, storage, heating, and other treatment of fluids in the water technologies, HVAC and refrigerant cylinder markets.

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
The primary criteria by which financial performance is evaluated and resources are allocated include revenues and EBITDA. The method of calculating EBITDA is consistent with the definition contained in the Foothill Facility, the Term C Loan Facility and the Indenture. Readers of financial statements frequently consider EBITDA a useful tool in evaluating a company’s performance. Therefore, the Company believes that inclusion of EBITDA is useful supplemental information. However, EBITDA is not a measure of true cash flow since it does not incorporate changes of other assets or liabilities that may generate or require cash. EBITDA is not a generally accepted accounting measure. The following is a summary of key financial data by segment:

	April 1,	April 2,
	2006	2005
Net Sales to external customers
North America
US
Water technologies	$23,563	$23,997
Cylinders	6,672	7,134
Other
Water technologies	2,088	2,042
Europe
Portugal
Cylinders	24,006	21,476
Other
Cylinders	403	341

Consolidated	$56,732	$54,990

Income from operations
North America	$1,647	$2,473
Europe	2,417	1,681

Consolidated	$4,064	$4,154

EBITDA
North America	$2,628	$3,506
Europe	3,510	2,464

Consolidated	$6,138	$5,970

	April 1,	December 31,
	2006	2005
Long-Lived assets
North America
US	$113,019	$113,430
Other	11	11
Europe
Portugal	33,282	33,569
Other	1,511	1,580

Consolidated	$147,823	$148,590

The following represents the reconciliation of EBITDA to a recognized Generally Accepted Accounting Principles (“GAAP”) measure.

	April 1,	April 2,
(in thousands)	2006	2005
Net loss	$(2,084)	$(1,527)
Interest expense	5,694	5,536
Depreciation (a)	1,966	1,703
Income taxes	562	258

EBITDA	$6,138	$5,970

(a)	Statement of Cash flows denotes $2,215 and $1,953 for the above periods presented. These amounts include deferred financing costs which are presented as part of interest expense on the Company’s Condensed Consolidated Statement of Operations.
8. Commitments and Contingencies
At April 1, 2006, the Foothill Facility contained a sublimit to support the issuance of letters of credit in the amount of $3.0 million. At April 1, 2006, letters of credit outstanding amounted to $1.3 million.
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
The Company monitors and reviews its procedures and policies for compliance with environmental laws. Based upon the Company’s experience to date, the Company operates in substantial compliance with environmental laws, and the cost of compliance with existing regulations is not expected to have a material adverse effect on the Company’s results of operations, financial condition, cash flows or competitive position. However, future events, including changes to existing laws and regulations or enforcement policies, may give rise to additional compliance costs which could have a material adverse effect on the Company’s results of operations, financial condition, cash flows or competitive position.
The Company is involved in various legal proceedings, which in the opinion of management, will not result in a material adverse effect on its financial condition, results of operations or cash flows.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This section should be read in conjunction with the condensed Consolidated Financial Statements of the Company included elsewhere herein and the Company’s Form 10-K for 2005.

Overview
The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has a significant working capital deficiency that raises substantial doubt about its ability to continue as a going concern. The working capital deficit is a direct result of all of the Company’s North American debt ($179.3 million in principal as of April 1, 2006) maturing in December 2006. Management’s plans to address this uncertainty are described in Note 1 to the condensed consolidated financial statements included in Item 1 and within the Liquidity and Capital Resources discussion below.
The Company did not include any adjustments to the condensed consolidated financial statements to reflect the possible future effects that may result from the uncertainty of its ability to continue as a going concern. Additionally, there can be no assurances that the Company will be able to recover the value of its recorded assets.
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

Results of Operations
Three Months Ended April 1, 2006 Compared to Three Months Ended April 2, 2005.
Consolidated Operations
The following table sets forth consolidated operating results for the quarterly periods presented:

	April 1, 2006			April 2, 2005
		% of Net			% of Net
In millions of dollars	Actual	Sales	% Change	Actual	Sales
Net sales	$56.7	100.0%	3.1%	$55.0	100.0%
Cost of goods sold	45.6	80.5%	4.3%	43.7	79.5%

Gross profit	11.1	19.5%	-1.8%	11.3	20.5%
Selling, general and administrative expenses	7.0	12.4%	-1.3%	7.1	12.9%

Income from operations	4.1	7.2%	-2.5%	4.2	7.7%
Other income (expense), net
Interest expense, net	(5.6)	-9.8%	0.9%	(5.5)	-10.0%
Other, net	—	0.2%	100.0%	0.1	0.2%

Loss before provision for income taxes	(1.5)	-2.4%	21.2%	(1.2)	-2.2%
Provision for income taxes	0.6	1.1%	116.0%	0.3	0.5%

Net loss	$(2.1)	-3.7%	-40.2%	$(1.5)	-2.7%

Net Sales. Net sales for the first quarter of 2006 increased $1.7 million or 3.1% to $56.7 million from $55.0 million for the first quarter of 2005. In North America, net sales for the first quarter of 2006 decreased $0.9 million or 2.7% as compared to the first quarter of 2005 due principally to a product mix shift from well tanks to non-returnable gas cylinders. Well tanks generally carry higher average selling prices than cylinders. Net sales for the first quarter of 2006 in Europe increased $2.6 million or 11.7% as compared to the first quarter of 2005. This increase is attributable primarily to increased metal cylinder sales, the impact of price increases implemented during 2005 and the introduction of the CoMet™ metal matrix composite cylinder in the fourth quarter of 2005 partially offset by the impact of the weakening Euro. If the value of the Euro had remained at the average level of the first quarter of 2005, reported net sales in Europe for the first quarter of 2006 would have increased $4.8 million or 22.0% from the first quarter of 2005.
Gross Profit. Gross profit decreased $0.2 million for the first quarter of 2006 to $11.1 million from $11.3 million for the first quarter of 2005. As a percentage of net sales, gross profit for the first quarter of 2006 decreased to 19.5% from 20.5% in 2005. This decrease was due principally to the higher proportion of net sales from the Company’s Europe operations that have lower gross profit margins.
Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $0.1 million or 1.3% during the first quarter of 2006 to $7.0 million from $7.1 million for the first quarter of 2005. The decrease was primarily due to a reduction in payroll expenses.
Interest Expense. Interest expense for the first quarter of 2006 of $5.6 million increased $0.1 million as compared to the first quarter of 2005. This increase was due to rising interest rates.
Other Income (Expense), Net. Other income, net for the first quarter of 2006 was substantially unchanged as compared to the first quarter of 2005.
Income Taxes. Income tax expense increased $0.3 million during the first quarter of 2006 as compared to the first quarter of 2005 reflecting higher pretax earnings in the Company’s Europe segment.

Net Loss. The net loss for the first quarter of 2006 of $2.1 million compares to a net loss for the first quarter of 2005 of $1.5 million. The decrease is due principally to higher interest expense and income taxes and a reduction in other income expense, net.
Segment Operations
North America
The following table presents a summary of operating results for the quarterly periods presented:

	April 1, 2006			April 2, 2005
		% of Net			% of Net
In millions	Actual	Sales	% Change	Actual	Sales
Net sales	$32.3	100.0%	-2.7%	$33.2	100.0%
Cost of goods sold	25.1	77.7%	0.4%	25.0	75.3%

Gross profit	7.2	22.3%	-12.2%	8.2	24.7%
Selling, general and administrative expenses	5.6	17.3%	-1.8%	5.7	17.2%

Income from operations	$1.6	5.0%	-36.0%	$2.5	7.5%

Units shipped	1.38			1.29
In North America, net sales decreased $0.9 million or 2.7% during the first quarter of 2006 as compared to the first quarter of 2005 due principally to a product mix shift from well tanks to non-returnable gas cylinders. Well tanks generally carry higher average selling prices than cylinders. The Company’s average selling price for the first quarter of 2006 decreased 9.1% to $23.40 versus $25.74 for the first quarter of 2005 as a function of product mix. Gross profit decreased $1.0 million during the first quarter of 2006 to $7.2 million from $8.2 million during the first quarter of 2005. As a percentage of net sales, gross profit during the first quarter of 2006 decreased to 22.3% from 24.7% for the first quarter of 2005. This decrease was due principally to product mix. Selling, general and administrative expenses decreased $0.1 million or 1.8% during the first quarter of 2006 to $5.6 million from $5.7 million during the first quarter of 2005. The decrease was primarily due to a reduction in payroll expense.
Europe
The following table presents a summary of operating results for the quarterly periods presented:

	April 1, 2006			April 2, 2005
		% of Net			% of Net
In millions	Actual	Sales	% Change	Actual	Sales
Net sales	$24.4	100.0%	11.7%	$21.8	100.0%
Cost of goods sold	20.5	84.0%	9.4%	18.7	85.8%

Gross profit	3.9	16.0%	25.5%	3.1	14.2%
Selling, general and administrative expenses	1.4	5.9%	3.0%	1.4	6.4%

Income from operations	$2.5	10.1%	49.9%	$1.7	7.8%

Units shipped	1.08			1.00
In Europe, net sales for the first quarter of 2006 increased $2.6 million or 11.7% as compared to the first quarter of 2005. This increase is attributable primarily to increased metal cylinder sales, the impact of price increases implemented during 2005 and the introduction of the CoMet™ metal matrix composite cylinder in the fourth quarter of 2005 partially offset by the weakening Euro. The Company’s average selling price for the first quarter of 2006 increased 3.6% in 2006 to $22.59 versus $21.80 due to the impact of price increases and sales of CoMet™ that carry a higher average selling price than standard metal cylinders. Gross profit increased approximately $0.8 million during the first quarter of 2006 to $3.9 million from $3.1 million during the first quarter of 2005. As a percentage of net sales, gross profit for the first quarter of 2006 increased to 16.0% from 14.2% for the first quarter of 2005. This increase was due principally to a favorable product mix. Selling, general and administrative expenses during the first quarter of 2006 were substantially unchanged as compared to the first quarter of 2005.

Liquidity and Capital Resources
As of April 1, 2006, the Company’s operating capital (defined as accounts receivable and inventory, less accounts payable) decreased $2.6 million from $41.2 as of December 31, 2005 to $38.6 million. Accounts receivable, inventories and accounts payable decreased $0.3 million, increased $2.8 million and increased $5.1 million, respectively.
The decrease in accounts receivable was due principally to improved collections offset by higher sales levels and the impact of the strengthening Euro on the translation of the Company’s Europe operations. The Company did not experience any significant changes in credit terms, credit utilization or delinquency in accounts receivable during the first quarter of 2006.
The increase in inventories was due principally to higher sales levels and the impact of the strengthening Euro on the translation of the Company’s Europe operations.
The increase in accounts payable was due principally to the higher inventory levels and the impact of the strengthening Euro on the translation of the Company’s Europe operations.
For the first three months of 2006, net cash provided by operations of $2.7 million was $7.5 million more than the first three months of 2005 due principally to decreased working capital requirements. Capital expenditures of $1.0 million were $0.6 million less than the first three months of 2005. Cash provided by financing activities during the quarter ended April 1, 2006 was substantially unchanged as compared to the first quarter of 2005.
The Company is a party to two credit facilities: a $52.5 million senior first-priority secured credit facility arranged by Foothill Capital Corporation (as amended, the “Foothill Facility”) and a $35.0 million senior second-priority secured credit facility (the “Term C Loan Facility”), formerly with affiliates of The Cypress Group, LLC (“Cypress”). During January 2006, the Term C Loan Facility (other than the warrants issued to Cypress) was purchased by certain funds managed by GSO Capital Partners L.P., an independent third party.
The Foothill Facility provides the Company (i) a term loan facility consisting of a five-year Term A Loan maturing December 2006, with an outstanding principal amount of $3.4 million at April 1, 2006, bearing cash interest at Wells Fargo Reference Rate (approximating the prime rate) plus 0.75% (8.50% at April 1, 2006), and a four-year Term B Loan maturing December 2006, with an outstanding principal amount of $19.1 million as of April 1, 2006, bearing cash interest at the Wells Fargo Reference Rate plus 3.5%, and Paid-In-Kind (“PIK”) interest at 3.5% (14.75% at April 1, 2006) (collectively the “Term Loans”) and (ii) a five-year Revolving Credit Facility maturing December 2006, bearing interest at Wells Fargo Reference Rate plus 0.5% (8.25% at April 1, 2006), providing the lesser of (a) $30.0 million less the aggregate outstanding principal amount of the Term A Loan less letter of credit usage and (b) borrowing base less letter of credit usage. At April 1, 2006, total availability and aggregate borrowings under the Revolving Credit Facility were $13.5 million and $9.1 million, respectively.
On March 29, 2006, the Company amended its Foothill Facility by entering into the Third Amendment to Loan and Security Agreement (the “Foothill Third Amendment”). The material provisions of the Foothill Third Amendment were: (a) to allow letter of credit usage to increase by $2.0 million to a maximum of $5.0 million, with no more than $2.15 million used to support payments under retention agreements with Company executives, which agreements are described in Part III, Item 11 of its Annual Report of Form 10-K for the year ended December 31, 2005; (b) to establish North American EBITDA and consolidated EBITDA requirements for quarterly periods in fiscal 2006 that are higher than the minimum levels contained in the First Amendment; and (c) to clarify that the explanatory paragraph relating to the Company’s ability to continue as a going concern in its independent registered public accounting firm’s opinion with respect to the year ended December 31, 2005 financial statements, did not violate the facility’s covenants.
The Term C Loan Facility consists of term loans originally totaling $35.0 million. The Term C Loan Facility, with an outstanding principal amount of $54.4 million (which includes PIK interest of $19.4 million) as of April 1, 2006, has a maturity date of December 26, 2006, and bears PIK interest fixed at 12% per annum paid quarterly, which at the lender’s option can be paid in common stock of the Company. In addition, 60,000 warrants with an exercise price of $0.01 were issued to Cypress under the Term C Loan Facility. The Company expects that the effective interest rate will be greater than 12% given the additional interest expense associated with the warrants. During January 2006, the Term C Loan Facility (other than the warrants described above) was purchased by certain funds managed by GSO Capital Partners L.P., an independent third party.
The Foothill Facility and the Term C Loan Facility contain certain affirmative and negative covenants and restrictions, such as EBITDA and Fixed Charges Ratio on a North American and Worldwide basis. As of April 1, 2006, the Company was in compliance with the various covenants of the Foothill Facility and the Term C Loan Facility.
The Company has $97.8 million of Senior Subordinated Notes due 2006 (the “Notes”), which are unsecured obligations of the Company and bear interest at a rate of 10.625% per annum payable semi-annually on June 30 and December 31. The Notes are redeemable at the option of the Company on or after December 31, 2005, in whole or in part, at par. Upon a “Change of Control” (as defined in the Indenture), each Note holder has the right to require the Company to repurchase such holder’s Notes at a purchase price of 101% of the principal amount plus accrued interest. The Indenture contains certain affirmative and negative covenants and restrictions. As of April 1, 2006, the Company was in compliance with the various covenants of the Notes. The Notes mature on December 31, 2006.
The Company intends to fund its working capital (exclusive of its North American debt that matures in December 2006), capital expenditures and debt interest service requirements with cash flow from operations, cash and cash equivalents and borrowings under the Foothill Facility. Management believes that cash generated from these sources will be sufficient to meet the Company’s operational needs through November 2006.
The Company has a significant working capital deficiency that raises substantial doubt about its ability to continue as a going concern. The working capital deficit is a direct result of all of the Company’s North American debt ($179.3 million in principal as of April 1, 2006) maturing in December 2006. Management’s plans to address this uncertainty are described below.
The Company did not include any adjustments to the condensed consolidated financial statements to reflect the possible future effects that may result from the uncertainty of its ability to continue as a going concern. Additionally, there can be no assurances that the Company will be able to recover the value of its recorded assets.
The Company is currently exploring various avenues to recapitalize and/or restructure this debt or the business including the possible sale of all or portions of the business. Given the level of the Company’s debt obligations and current assets, there is a limited opportunity to mitigate the impact of the Company’s working capital deficit by reducing its workforce and/or scaling back on capital and operational expenditures. Accordingly, the Company has retained an independent investment banker to explore the possible sale of all or a portion of the business and is currently in the process of assessing the viability of this alternative. In addition, the Company has retained the services of a financial advisor to assist in establishing a strategy to facilitate the recapitalization and/or restructuring of the debt or the business should the sale process not materialize on terms favorable to the Company. However, there can be no assurance that these options will be successful and, if unsuccessful, the Company may be forced to default on its debt obligations. If an event of default occurs, the creditors can pursue any available remedy to collect the payment of principal of or interest on the debt, thereby resulting in the Company’s inability to continue as a going concern.
Inflation
The Company believes that anticipated inflation rates will not have a materially adverse effect on its results of operations or its financial condition in 2006. However, there can be no assurance that sharply increasing raw material or fuel costs will not adversely affect the Company’s financial condition, cash flows or results of operations.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in information relating to market risk since the Company’s disclosure included in Item 7A of Form 10-K as filed with the Securities and Exchange Commission on March 30, 2006.
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
Changes in Internal Controls
There have been no significant changes in internal control over financial reporting that occurred during the first quarter of 2006, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

AMTROL INC. AND SUBSIDIARIES
PART II
Item 1. Legal Proceedings
No material legal proceedings were terminated or filed against the Company during the period covered by this report.
Item 1A. Risk Factors
The Company has included in Part I, Item 1A of its Annual Report on Form 10-K for the year ended December 31, 2005, a description of certain risks and uncertainties that would affect the Company’s business, future performance or financial condition (“Risk Factors”). The Risk Factors are hereby incorporated in Part II, Item A of this Form 10-Q. Investors should consider the Risk Factors prior to making an investment decision regarding the Company’s Senior Subordinated Notes.
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

AMTROL INC.
Date: May 15, 2006	By:	/s/ JOSEPH L. DEPAULA
Joseph L. DePaula,
Executive Vice President, Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)